Form 10-Q
period 2019-09-29
NXP Semiconductors N.V.
filed 2019-10-29
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-34841

NXP Semiconductors N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-1144352
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

60 High Tech Campus	5656 AG
Eindhoven
Netherlands
(Address of principal executive offices)	(Zip code)

+31	40	2729999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common shares, EUR 0.20 par value	NXPI	The Nasdaq Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of October 25, 2019, there were 279,527,075 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended September 29, 2019

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	2,265	2,445	6,576	7,004
Cost of revenue	(1,079)	(1,189)	(3,167)	(3,396)
Gross profit	1,186	1,256	3,409	3,608
Research and development	(396)	(433)	(1,219)	(1,297)
Selling, general and administrative	(221)	(252)	(699)	(742)
Amortization of acquisition-related intangible assets	(358)	(362)	(1,070)	(1,085)
Total operating expenses	(975)	(1,047)	(2,988)	(3,124)
Other income (expense)	22	2,002	23	2,002
Operating income (loss)	233	2,211	444	2,486
Financial income (expense):
Extinguishment of debt	(1)	—	(11)	(26)
Other financial income (expense)	(84)	(119)	(246)	(232)
Income (loss) before income taxes	148	2,092	187	2,228
Benefit (provision) for income taxes	(28)	(311)	(40)	(317)
Results relating to equity-accounted investees	(1)	52	2	58
Net income (loss)	119	1,833	149	1,969
Less: Net income (loss) attributable to non-controlling interests	10	13	20	37
Net income (loss) attributable to stockholders	109	1,820	129	1,932

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	0.39	5.64	0.46	5.74
Diluted	0.38	5.60	0.45	5.69

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	279,074	322,533	282,496	336,771
Diluted	283,518	325,267	285,819	339,791

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income (loss)	119	1,833	149	1,969
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(9)	—	(4)	(16)
Change in foreign currency translation adjustment	(41)	8	(47)	(33)
Change in net actuarial gain (loss)	(1)	(2)	(5)	(5)
Change in unrealized gains/losses available-for-sale securities	—	—	—	3
Total other comprehensive income (loss)	(51)	6	(56)	(51)
Total comprehensive income (loss)	68	1,839	93	1,918
Less: Comprehensive income (loss) attributable to non-controlling interests	10	13	20	37
Total comprehensive income (loss) attributable to stockholders	58	1,826	73	1,881

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	September 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	3,537	2,789
Accounts receivable, net	786	792
Assets held for sale	61	—
Inventories, net	1,134	1,279
Other current assets	426	365
Total current assets	5,944	5,225
Non-current assets:
Other non-current assets	712	545
Property, plant and equipment, net of accumulated depreciation of $3,632 and $3,299	2,401	2,436
Identified intangible assets, net of accumulated amortization of $5,729 and $4,716	3,406	4,467
Goodwill	8,791	8,857
Total non-current assets	15,310	16,305
Total assets	21,254	21,530

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	862	999
Restructuring liabilities-current	41	60
Other current liabilities	1,081	1,219
Short-term debt	1,142	1,107
Total current liabilities	3,126	3,385
Non-current liabilities:
Long-term debt	7,363	6,247
Restructuring liabilities	—	5
Deferred tax liabilities	285	450
Other non-current liabilities	885	753
Total non-current liabilities	8,533	7,455
Total liabilities	11,659	10,840
Equity:
Non-controlling interests	205	185

Stockholders’ equity:
Common stock, par value €0.20 per share:	67	67
Capital in excess of par value	15,722	15,460
Treasury shares, at cost:
49,224,336 shares (2018: 35,913,021 shares)	(4,429)	(3,238)
Accumulated other comprehensive income (loss)	67	123
Accumulated deficit	(2,037)	(1,907)
Total stockholders’ equity	9,390	10,505
Total equity	9,595	10,690
Total liabilities and equity	21,254	21,530

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income (loss)	149	1,969
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,525	1,484
Share-based compensation	257	221
Amortization of discount on debt	34	31
Amortization of debt issuance costs	8	7
Net (gain) loss on sale of assets	(20)	—
(Gain) loss on extinguishment of debt	11	26
Results relating to equity-accounted investees	(2)	(53)
Deferred tax expense (benefit)	(126)	(159)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(28)	136
(Increase) decrease in inventories	135	(70)
Increase (decrease) in accounts payable and other liabilities	(425)	59
Decrease (increase) in other non-current assets	36	(26)
Exchange differences	6	1
Other items	(1)	12
Net cash provided by (used for) operating activities	1,559	3,638
Cash flows from investing activities:
Purchase of identified intangible assets	(72)	(46)
Capital expenditures on property, plant and equipment	(388)	(441)
Proceeds from disposals of property, plant and equipment	23	1
Purchase of interests in businesses, net of cash acquired	—	(18)
Proceeds from sale of interests in businesses	37	159
Proceeds from return of equity investment	—	4
Purchase of available-for-sale securities	(19)	(7)
Proceeds from the sale of securities	1	—
Net cash provided by (used for) investing activities	(418)	(348)
Cash flows from financing activities:
Proceeds from Bridge Loan	—	1,000
Repurchase of long-term debt	(600)	(1,273)
Principal payments on long-term debt	—	(1)
Proceeds from the issuance of long-term debt	1,750	—
Cash paid for debt issuance costs	(24)	(11)
Cash paid for Notes hedge derivatives	(1)	—
Dividends paid to non-controlling interests	—	(54)
Dividends paid to common stockholders	(214)	—
Proceeds from issuance of common stock through stock plans	70	36
Purchase of treasury shares and restricted stock unit withholdings	(1,369)	(4,582)
Net cash provided by (used for) financing activities	(388)	(4,885)
Effect of changes in exchange rates on cash positions	(5)	(8)
Increase (decrease) in cash and cash equivalents	748	(1,603)
Cash and cash equivalents at beginning of period	2,789	3,547
Cash and cash equivalents at end of period	3,537	1,944

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	September 29, 2019	September 30, 2018
Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	147	103
Income taxes	334	127
Non-cash adjustment related to the adoption of ASC 606:
Receivables and other current assets	—	(36)
Inventories	—	22
See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2018	292,790	67	15,460	(3,238)	123	(1,907)	10,505	185	10,690
Net income (loss)						(21)	(21)	5	(16)
Other comprehensive income					(14)		(14)		(14)
Share-based compensation plans			87				87		87
Shares issued pursuant to stock awards	867			83		(51)	32		32
Treasury shares and restricted stock unit withholdings	(8,482)			(715)			(715)		(715)
Shareholder tax on repurchased shares						(62)	(62)		(62)
Dividends common stock ($0.25 per share)						(71)	(71)		(71)
Balance as of March 31, 2019	285,175	67	15,547	(3,870)	109	(2,112)	9,741	190	9,931
Net income (loss)						41	41	5	46
Other comprehensive income					9		9		9
Share-based compensation plans			88				88		88
Shares issued pursuant to stock awards	194			18		(12)	6		6
Treasury shares and restricted stock unit withholdings	(6,616)			(645)			(645)		(645)
Shareholder tax on repurchased shares						155	155		155
Dividends common stock ($0.25 per share)						(70)	(70)		(70)
Balance as of June 30, 2019	278,753	67	15,635	(4,497)	118	(1,998)	9,325	195	9,520
Net income (loss)						109	109	10	119
Other comprehensive income					(51)		(51)		(51)
Share-based compensation plans			87				87		87
Shares issued pursuant to stock awards	815			77		(45)	32		32
Treasury shares and restricted stock unit withholdings	(89)			(9)			(9)		(9)
Shareholder tax on repurchased shares						2	2		2
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of September 29, 2019	279,479	67	15,722	(4,429)	67	(2,037)	9,390	205	9,595

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2017	342,924	71	15,960	(342)	177	(2,339)	13,527	189	13,716
Net income (loss)						58	58	12	70
Other comprehensive income					32		32		32
Share-based compensation plans			68				68		68
Shares issued pursuant to stock awards	1,320			139		(119)	20		20
Treasury shares and restricted stock unit withholdings	(251)			(30)			(30)		(30)
Cumulative effect adjustments					3	11	14		14
Balance as of April 1, 2018	343,993	71	16,028	(233)	212	(2,389)	13,689	201	13,890
Net income (loss)						54	54	12	66
Other comprehensive income					(92)		(92)		(92)
Share-based compensation plans			71				71		71
Shares issued pursuant to stock awards	369			43		(33)	10		10
Treasury shares and restricted stock unit withholdings	(25)			(2)			(2)		(2)
Dividends non-controlling interests								(54)	(54)
Balance as of July 1, 2018	344,337	71	16,099	(192)	120	(2,368)	13,730	159	13,889
Net income (loss)						1,820	1,820	13	1,833
Other comprehensive income					6		6		6
Share-based compensation plans			82				82		82
Shares issued pursuant to stock awards	209			24		(18)	6		6
Treasury shares and restricted stock unit withholdings	(49,044)			(4,581)			(4,581)		(4,581)
Tax on repurchased shares						(353)	(353)		(353)
Dividends common stock ($0.25 per share)						(74)	(74)		(74)
Cumulative effect adjustments						(3)	(3)		(3)
Balance as of September 30, 2018	295,502	71	16,181	(4,749)	126	(996)	10,633	172	10,805

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 20‑F for the year ended December 31, 2018.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 20-F for the year ended December 31, 2018.

Prior to January 1, 2019, HPMS was our sole reportable segment. Corporate and Other represented the remaining portion to reconcile to the condensed consolidated financial statements. Effective January 1, 2019, NXP removed the reference to HPMS in its organizational structure in acknowledgment of the one reportable segment representing the entity as a whole.

On May 29, 2019, we entered into a definitive agreement with Marvell Technology Group Ltd. ("Marvell") under which NXP will acquire Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets, for $1.76 billion in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close by the first quarter of 2020 even though there could be a possibility for an accelerated closing timeline.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
Except for the changes below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2 Significant Accounting Policies in our Annual Report on Form 20-F for the year ended December 31, 2018. The accounting policy information below is to aid in the understanding of the financial information disclosed.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), followed in July 2018 by ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of this adoption and the required disclosures, the Company revised its accounting policy for leases as stated below.

The new standard became effective for us on January 1, 2019. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See also Note 10, Leases.

Leases
As of January 1, 2019, our impact resulting from operating leases is as follows:

•	we have recognized right-of-use (ROU) assets (within other non-current assets) and lease liabilities of $188 million;

•	the short-term portion of the lease liabilities of $53 million is classified in the condensed consolidated balance sheet in other current liabilities; and

•	the long-term portion of the lease liabilities of $135 million is classified in the condensed consolidated balance sheet in other non-current liabilities.

We elected to adopt the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, along with the practical expedient to use hindsight when determining the lease term.

We determine if an arrangement is a lease at inception of the arrangement. Once it is determined that an arrangement is, or contains, a lease, that determination should only be reassessed if the legal arrangement is modified. Changes to assumptions such as market-based factors do not trigger a reassessment. Determining whether a contract contains a lease requires judgement. In general, arrangements are considered to be a lease when all of the following apply:

•	it conveys the right to control the use of an identified asset for a period of time in exchange for consideration;

•	we have substantially all economic benefits from the use of the asset; and

•	we can direct the use of the identified asset.

The terms of a lease arrangement determine how a lease is classified and the resulting income statement recognition. When the terms of a lease effectively transfer control of the underlying asset, the lease represents an in substance financed purchase (sale) of an asset and the lease is classified as a finance lease by the lessee and a sales-type lease by the lessor. When a lease does not effectively transfer control of the underlying asset to the lessee, but the lessor obtains a guarantee for the value of the asset from a third party, the lessor would classify a lease as a direct financing lease. All other leases are classified as operating leases.

With the exception of two instances (with a combined value of approximately $30 million), the Company’s lease arrangements were all operating leases.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at January 1, 2019 or commencement date, if later, in determining the present value of future payments. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease which are included in the measurement of the ROU assets and lease liabilities when it is reasonably certain that we will exercise that option.

For operating leases the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases each lease payment is allocated between the liability and finance cost. The finance cost is charged to the condensed consolidated statement of operations over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period. The finance lease asset is depreciated over the shorter of the asset's useful life and the lease term on a straight-line basis.

We have lease agreements with lease and non-lease components. Except for gas and chemical contracts, NXP did not make the election to treat the lease and non-lease components as a single component, and considers the non-lease components as a separate unit of account.

Accounting standards adopted in 2019
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities. ASU 2017-12 simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. ASU 2017-12 became effective for us on January 1, 2019. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recently issued accounting standards
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, the one step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU should be applied on a prospective basis. The Company does not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not expect the adoption of this guidance to have a material impact on our financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 should be applied on a retrospective basis to all periods presented and is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Therefore, a customer in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. ASU 2018-15 also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement, and to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. ASU 2018-15 can be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods therein, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

3 Acquisitions and Divestments

There were no material acquisitions during the first nine months of 2019. On March 27, 2019, we sold our remaining equity interest in WeEn, receiving net cash proceeds of $37 million.

There were no material acquisitions during 2018. On July 10, 2018, NXP completed the sale of its 40% equity interest in Suzhou ASEN Semiconductors Co., Ltd. to J&R Holding Limited, receiving $127 million in cash proceeds. The net gain realized on the sale of $51 million is included in the statement of operations in the line item "Results relating to equity-accounted investees". In June 2018, NXP completed the sale of 24% of its equity interest in WeEn to Tianjin Ruixin Semiconductor Industry Investment Centre LLP, receiving $32 million in cash proceeds. At December 31, 2018, due to the intended sale of the remaining interest in WeEn, NXP transferred the remaining holding to other current assets.

4 Assets Held for Sale

In the second quarter of 2019, NXP management, in reviewing its portfolio, concluded that certain activities (Voice and Audio Solutions (VAS)) no longer fit the NXP strategic portfolio and took actions that resulted in the assets meeting the held for sale criteria. On August 16, 2019, NXP reached a definitive agreement with Shenzhen Goodix Technology Co., Ltd. from China, under which it will acquire all of these assets for an amount of $165 million.

The following table summarizes the carrying value of these assets held for sale:

September 29, 2019
Inventories	11
Identified intangible assets, net	1
Goodwill	49
Assets held for sale	61

5 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Distributors	1,145	1,270	3,190	3,595
Original Equipment Manufacturers and Electronic Manufacturing Services	1,082	1,081	3,308	3,115
Other 1)	38	94	78	294
Total	2,265	2,445	6,576	7,004
1) Represents revenue for other services as of January 1, 2019 and represents revenue classified in Corporate and Other for prior periods.

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Depreciation of property, plant and equipment	135	119	387	354
Amortization of internal use software	2	2	6	6
Amortization of other identified intangible assets	380	376	1,132	1,124
Total	517	497	1,525	1,484

Other income (expense)

As of January 1, 2019, income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	For the three months ended	For the nine months ended
	September 29, 2019	September 29, 2019
Income from MSA and TSA arrangements	9	58
Expenses from MSA and TSA arrangements	(10)	(57)
Result from MSA and TSA arrangements	(1)	1
Other, net	23	22
Total	22	23

Financial income and expense

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Interest income	17	13	42	38
Interest expense	(98)	(61)	(274)	(197)
Total interest expense, net	(81)	(48)	(232)	(159)
Foreign exchange rate results	1	(1)	(6)	(1)
Extinguishment of debt	(1)	—	(11)	(26)
Miscellaneous financing costs/income and other, net	(4)	(70)	(8)	(72)
Total other financial income (expense)	(4)	(71)	(25)	(99)
Total	(85)	(119)	(257)	(258)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income (loss)	119	1,833	149	1,969
Less: net income (loss) attributable to non-controlling interests	10	13	20	37
Net income (loss) attributable to stockholders	109	1,820	129	1,932

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	279,074	322,533	282,496	336,771
Plus incremental shares from assumed conversion of:
Options 1)	772	1,001	775	1,290
Restricted Share Units, Performance Share Units and Equity Rights 2)	3,672	1,733	2,548	1,730
Warrants 3)	—	—	—	—
Dilutive potential common shares	4,444	2,734	3,323	3,020

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	283,518	325,267	285,819	339,791

EPS attributable to stockholders in $:
Basic net income (loss)	0.39	5.64	0.46	5.74
Diluted net income (loss)	0.38	5.60	0.45	5.69

1)    Stock options to purchase up to 0.1 million shares of NXP’s common stock that were outstanding in Q3 2019 (Q3 2018: 0.3 million shares) and stock options to purchase up to 0.1 million shares of NXP’s common stock that were outstanding YTD 2019 (YTD 2018: 0.1 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

2)    Unvested RSUs, PSUs and equity rights of 0.2 million shares that were outstanding in Q3 2019 (Q3 2018: 1.3 million shares) and unvested RSUs, PSUs and equity rights of 0.3 million shares that were outstanding YTD 2019 (YTD 2018: 0.6 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

3)    Warrants to purchase up to 11.3 million shares of NXP’s common stock at a price of $131.39 per share were outstanding in Q3 and YTD 2019 (Q3 and YTD 2018: 11.2 million shares at a price of $132.96). Upon exercise, the warrants will be net share settled. At the end of both Q3 and YTD 2019 and Q3 and YTD 2018, the warrants were not included in the computation of diluted EPS because the warrants exercise price was greater than the average fair market value of the common shares.

Balance Sheet Information

Cash and cash equivalents

At September 29, 2019 and December 31, 2018, our cash balance was $3,537 million and $2,789 million, respectively, of which $169 million and $140 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. There was no dividend declared in 2019 (2018: $139 million has been paid by SSMC).

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $47 million as of September 29, 2019 (December 31, 2018: $52 million).

Inventories are summarized as follows:

	September 29, 2019	December 31, 2018
Raw materials	64	74
Work in process	858	949
Finished goods	212	256
	1,134	1,279

The amounts recorded above are net of allowance for obsolescence of $114 million as of September 29, 2019 (December 31, 2018: $111 million).

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2018	218	(3)	(92)	123
Other comprehensive income (loss) before reclassifications	(47)	(14)	(6)	(67)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	9	—	9
Tax effects	—	1	1	2
Other comprehensive income (loss)	(47)	(4)	(5)	(56)
As of September 29, 2019	171	(7)	(97)	67

Cash dividends

The following dividend was declared in 2019 and 2018 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	Fiscal year 2019		Fiscal year 2018
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.250	71
Second quarter	0.250	70
Third quarter	0.375	105	0.250	74
	0.875	246	0.250	74

The dividend declared (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of September 29, 2019 and subsequently paid on October 4, 2019.

Shareholder tax on repurchased shares

Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity. At September 29, 2019, within other current liabilities in our consolidated balance sheet, an accrual of $127 million remained for this tax.

6 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2019:

	Balance January 1, 2019	Additions	Utilized	Released	Other changes	Balance September 29, 2019
Restructuring liabilities	65	30	(48)	(4)	(2)	41

The components of restructuring charges recorded for each of the three and nine month periods ended September 29, 2019 and September 30, 2018 are as follows:

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Personnel lay-off costs	(1)	4	29	4
Other exit costs	—	1	—	1
Net restructuring charges	(1)	5	29	5

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of revenue	(1)	—	3	—
Selling, general and administrative	—	5	10	6
Research and development	—	—	16	—
Other income (expense)	—	—	—	(1)
Net restructuring charges	(1)	5	29	5

7 Income Taxes

Benefit/provision for income taxes:

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Tax expense (benefit)	28	311	40	317
Effective tax rate	18.9%	14.9%	21.4%	14.2%

Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, and the mix of income and losses in various jurisdictions. Our effective tax rate for the first nine months of 2019 was 21.4% compared with an expense of 14.2% on a pre-tax profit for the first nine months of 2018. The movement in our effective tax rate reflects mainly the decrease in tax incentives ($152 million), the increase in the prior year adjustments ($19 million) and the increase in the change in valuation allowance ($32 million).

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign taxes by $4 million and $5 million for the third quarter of 2019 and the third quarter of 2018, respectively (YTD 2019: decrease of $8 million and YTD 2018: decrease of $15 million). The benefit of this tax holiday on net income per share (diluted) was $0.01 for the third quarter of 2019 (YTD 2019: $0.03) and $0.02 for the third quarter of 2018 (YTD 2018: $0.04).

8 Identified Intangible Assets

Identified intangible assets as of September 29, 2019 and December 31, 2018, respectively, were composed of the following:

	September 29, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	171	—	276	—
Marketing-related	82	(62)	81	(50)
Customer-related	945	(326)	964	(301)
Technology-based	7,937	(5,341)	7,862	(4,365)
Identified intangible assets	9,135	(5,729)	9,183	(4,716)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2019 (remaining)	380 (remaining)
2020	1,310
2021	554
2022	437
2023	230
Thereafter	495

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 3 years as of September 29, 2019 (December 31, 2018: 4 years).

9 Debt

The following table summarizes the outstanding debt as of September 29, 2019 and December 31, 2018:

		September 29, 2019		December 31, 2018
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 4.125% senior unsecured notes	Jun, 2020	—	—	600	4.125
Fixed-rate 4.125% senior unsecured notes	Jun, 2021	1,350	4.125	1,350	4.125
Fixed-rate 4.625% senior unsecured notes	Jun, 2022	400	4.625	400	4.625
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	—	—
Fixed-rate 1% cash convertible notes	Dec, 2019	1,150	1.000	1,150	1.000
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		8,550		7,400
Liabilities arising from capital lease transactions		—		27
Unamortized discounts, premiums and debt issuance costs		(37)		(31)
Fair value of embedded cash conversion option		(8)		(42)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		8,505		7,354
Current portion of long-term debt		(1,142)		(1,107)
Long-term debt		7,363		6,247

10 Leases

Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases have remaining lease terms of 1 to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of September 29, 2019, assets recorded under finance leases were $29 million and accumulated depreciation associated with finance leases was $4 million.

The components of lease expense were as follows:

	For the three months ended	For the nine months ended
	September 29, 2019	September 29, 2019
Operating lease cost	15	41

Finance lease cost:
Amortization of right-of-use assets	—	1
Interest on lease liabilities	—	1
Total finance lease cost	—	2

Other information related to leases was as follows:

	For the three months ended	For the nine months ended
	September 29, 2019	September 29, 2019
Supplemental cash flows information:
Operating cash flows from operating leases	15	41
Operating cash flows from finance leases	(1)	1
Financing cash flows from finance leases	2	2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases 1)	62	260
Finance leases	—	—

1) $188 million recorded on January 1, 2019 in accordance with the adoption of ASC 842.

Weighted average remaining lease term:
Operating leases		6.0 years
Finance leases		12.7 years

Weighted average discount rate:
Operating leases		3.1%
Finance leases		4.5%

Future minimum lease payments as of September 29, 2019 were as follows:

	As of
	September 29, 2019
	Operating leases	Finance leases
2019 (remaining)	16	1
2020	57	3
2021	46	3
2022	32	3
2023	27	3
Thereafter	67	22
Total future minimum lease payments	245	35
Less: imputed interest	(22)	(9)
Total	223	26

Lease liabilities related to leases are split between current and non-current:

	As of
	September 29, 2019
	Operating leases	Finance leases
Other current liabilities	55	2
Other non-current liabilities	168	24
Total	223	26

Operating lease right-of-use assets are $220 million as of September 29, 2019 and are included in other non-current assets in the condensed consolidated balance sheet.

11 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP, the executive officers of NXP and equity-accounted investees and, up to July 26, 2018, Qualcomm Incorporated ("Qualcomm"). As of the divestment of the SP business on February 7, 2017, the newly formed Nexperia has become a related party.

We have a number of strategic alliances and joint ventures. We have relationships with certain of our alliance partners in the ordinary course of business whereby we enter into various sale and purchase transactions, generally on terms comparable to transactions with third parties. However, in certain instances upon divestment of former businesses where we enter into supply arrangements with the former owned business, sales are conducted at cost.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue and other income	19	26	63	105
Purchase of goods and services	15	25	50	77

The following table presents the amounts related to receivable and payable balances with these related parties:

	September 29, 2019	December 31, 2018
Receivables	22	25
Payables	13	49

We have entered into lease commitments and related services to Nexperia, which are $48 million as of September 29, 2019, and committed $50 million to an investment fund affiliated with Nexperia’s owners. The lease commitments are reflected in our recorded lease liabilities in other current and non-current liabilities.

12 Fair Value of Financial Assets and Liabilities

The following table summarizes the estimated fair value and carrying amount of our financial instruments measured on a recurring basis:

		September 29, 2019		December 31, 2018
	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Money market funds	1	2,372	2,372	1,906	1,906
Notes hedges	3	88	88	24	24
Other financial assets	2	49	49	32	32
Derivative instruments – assets	2	3	3	6	6

Liabilities:
Short-term debt	2	—	—	(2)	(2)
Short-term debt (2019 Cash Convertible Senior Notes)	2	(1,142)	(1,232)	(1,105)	(1,327)
Long-term debt (bonds)	2	(7,363)	(7,874)	(6,222)	(6,191)
Other long-term debt	2	—	—	(25)	(25)
Notes Embedded Conversion Derivative	3	(88)	(88)	(24)	(24)
Derivative instruments – liabilities	2	(15)	(15)	(2)	(2)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Financial assets and financial liabilities measured at fair value on a recurring basis
Investments in money market funds (as part of our cash and cash equivalents) have fair value measurements which are all based on quoted prices in active markets for identical assets or liabilities.

Other financial assets and derivatives
For other financial assets and derivatives the fair value is based upon significant other observable inputs depending on the nature of the other financial asset and derivative.

Notes hedges and Notes Embedded Conversion Derivative
At September 29, 2019, the Notes hedges and the Notes Embedded Conversion Derivative are measured at fair value using level 3 inputs. The instruments are not actively traded and are valued at the measurement date using an option pricing model that uses observable inputs for the share price of NXP’s common stock, risk-free interest rate, dividend yield and the term, in combination with a significant unobservable input for volatility. The volatility factor utilized at September 29, 2019 was 39.1% and at December 31, 2018 the volatility factor utilized was 34.8%. The change in the fair value of the Notes hedges and Notes Embedded Conversion Derivative was solely the gain and loss, respectively for each instrument that was recognized.

Debt
The fair value is estimated on the basis of observable inputs other than quoted market prices in active markets for identical liabilities for certain issues, or on the basis of discounted cash flow analyses. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

Assets and liabilities recorded at fair value on a non-recurring basis
We measure and record our non-marketable equity investments (non-marketable securities and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, at fair value when an impairment charge is required.

13 Litigation

We are regularly involved as plaintiffs or defendants in claims and litigation relating to a variety of matters such as contractual disputes, personal injury claims, employee grievances and intellectual property litigation. In addition, our acquisitions, divestments and financial transactions sometimes result in, or are followed by, claims or litigation. Some of these claims may possibly be recovered from insurance reimbursements. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position. However, such outcomes may be material to our condensed consolidated statement of operations for a particular period. The Company records an accrual for any claim that arises whenever it considers that it is probable that it is exposed to a loss contingency and the amount of the loss contingency can be reasonably estimated. Legal fees are expensed when incurred.

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $85 million accrued for potential and current legal proceedings pending as of September 29, 2019, compared to $123 million accrued (without reduction for any related insurance reimbursements) at December 31, 2018. The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of September 29, 2019, the Company’s balance related to insurance reimbursements was $50 million (December 31, 2018: $65 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at September 29, 2019, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $122 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $109 million.

In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The Company is also defending a suit related to semiconductor operations that occurred prior to NXP’s separation from Philips. The multi-plaintiff Motorola lawsuits are pending in Cook County, Illinois, and the legacy NXP suit is pending in Santa Fe, New Mexico. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 24 individuals. The Motorola suits allege exposures between 1965 and 2006. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. In the Motorola suits, a portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This interim Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our consolidated financial statements and notes and the MD&A in our Annual Report on Form 20‑F for the year ended December 31, 2018. This discussion contains forward-looking statements that involve a number of risks and uncertainties, including any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and in “Risk Factors” in Part I, Item 3D of our Annual Report on Form 20-F. Our actual results may differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect subsequent events or circumstances.

($ in millions, unless otherwise stated)	Q3 2019	Q3 2018	YTD 2019	YTD 2018

Revenue	2,265	2,445	6,576	7,004
% nominal growth	(7.4)	2.4	(6.1)	3.0
Gross profit	1,186	1,256	3,409	3,608
Research and development	(396)	(433)	(1,219)	(1,297)
Selling, general and administrative	(221)	(252)	(699)	(742)
Amortization of acquisition-related intangible assets	(358)	(362)	(1,070)	(1,085)
Other income (expense)	22	2,002	23	2,002
Operating income (loss)	233	2,211	444	2,486

Q3 2019 compared to Q3 2018
In the quarter ended September 29, 2019, revenue declined by $180 million as compared to the quarter ended September 30, 2018. Included in the latter is $32 million of revenue related to divested businesses or activities. As of January 1, 2019, income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). Gross profit decreased in the third quarter of 2019 as compared to the third quarter of 2018 primarily as a result of the decline in sales. Operating expenses in the third quarter of 2019 decreased as compared to the third quarter of 2018 both in research and development costs and selling, general and administrative. Other income (expense) in the third quarter of 2019 includes the result of the sale of assets ($20 million) and the net result of income and expenses derived from the divested businesses or activities as discussed above. Other income (expense) in the third quarter of 2018 includes the $2 billion termination compensation received from Qualcomm.

YTD 2019 compared to YTD 2018
In the nine month period ended September 29, 2019, revenue declined by $428 million as compared to the nine month period ended September 30, 2018. Included in the latter is $107 million of revenue related to divested businesses or activities. Gross profit decreased in the first nine months of 2019 as compared to the first nine months of 2018 primarily as a result of the decline in sales. Operating expenses in the first nine months of 2019 decreased as compared to the first nine months of 2018 primarily as a result of decreased research and development costs. Other income (expense) in the first nine months of 2019 includes the result of the sale of assets ($20 million) and the net result of income and expenses derived from divested businesses or activities as discussed above. Other income (expense) in the first nine months of 2018 includes the $2 billion termination compensation received from Qualcomm.

The table below depicts the Purchase Price Accounting (“PPA”) effects (reflecting the amortization related to the fair value adjustments resulting from the acquisition of Freescale in addition to the formation of NXP) for each of the three and nine month periods ended September 29, 2019 and September 30, 2018, respectively, per line item in the statement of operations:

($ in millions, unless otherwise stated)	Q3 2019	Q3 2018	YTD 2019	YTD 2018

Gross profit	(19)	(20)	(56)	(59)
Selling, general and administrative	(5)	(2)	(8)	(6)
Amortization of acquisition-related intangible assets	(358)	(362)	(1,070)	(1,085)
Operating income (loss)	(382)	(384)	(1,134)	(1,150)

Prior to January 1, 2019, HPMS was our sole reportable segment. Corporate and Other represented the remaining portion to reconcile to the condensed consolidated financial statements. Effective January 1, 2019, NXP removed the reference to HPMS in its organizational structure in acknowledgement of the one reportable segment representing the entity as a whole.

Revenue

The following table presents revenue and revenue growth for each of the three and nine month periods ended September 29, 2019 and September 30, 2018, respectively:

($ in millions, unless otherwise stated)	Q3 2019		Q3 2018	YTD 2019		YTD 2018
	Revenue	Growth %	Revenue	Revenue	Growth %	Revenue

Revenue	2,265	(7.4)	2,445	6,576	(6.1)	7,004

Q3 2019 compared to Q3 2018
Revenue decreased $180 million to $2,265 million in the third quarter of 2019 compared to $2,445 million in the third quarter of 2018, a year-on-year decrease of 7.4%. Included in the third quarter of 2018 is the revenue related to divested businesses or activities of $32 million. The decline is mainly related to lower sales to distributors due to lower end-customer demand, in particular in the Greater China region and in our Automotive and Industrial & IOT end markets.

YTD 2019 compared to YTD 2018
Revenue decreased $428 million to $6,576 million in the first nine months of 2019 compared to $7,004 million in the first nine months of 2018, a year-on-year decrease of 6.1%. Included in the first nine months of 2018 is the revenue related to divested businesses or activities, $107 million. The decline is mainly related to lower sales to distributors due to lower end-customer demand, with Greater China region representing close to two-thirds of the compression and in particular in our Automotive, Industrial & IOT and Mobile end markets.

Gross Profit

The following table presents gross profit for each of the three and nine month periods ended September 29, 2019 and September 30, 2018, respectively:

($ in millions, unless otherwise stated)	Q3 2019		Q3 2018		YTD 2019		YTD 2018
	Gross profit	% of revenue	Gross profit	% of revenue	Gross profit	% of revenue	Gross profit	% of revenue

Gross Profit	1,186	52.4	1,256	51.4	3,409	51.8	3,608	51.5

Q3 2019 compared to Q3 2018
Gross profit in the third quarter of 2019 was $1,186 million, or 52.4% of revenue compared to $1,256 million, or 51.4% of revenue in the third quarter of 2018, a decrease of $70 million, primarily driven by lower revenue resulting from lower demand. The gross margin percentage increased from 51.4% to 52.4%, mainly as a result of focused cost control and customer mix in the third quarter of 2019.

YTD 2019 compared to YTD 2018
Gross profit in the first nine months of 2019 was $3,409 million, or 51.8% of revenue compared to $3,608 million, or 51.5% of revenue in the first nine months of 2018, a decrease of $199 million, primarily driven by lower revenue resulting from lower demand.

Operating expenses

The following table presents operating expenses for each of the three and nine month periods ended September 29, 2019 and September 30, 2018:

($ in millions, unless otherwise stated)	Q3 2019		Q3 2018		YTD 2019		YTD 2018
	Operating expenses	% of revenue	Operating expenses	% of revenue	Operating expenses	% of revenue	Operating expenses	% of revenue

Operating expenses	975	43.0	1,047	42.8	2,988	45.4	3,124	44.6

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q3 2019	Q3 2018	YTD 2019	YTD 2018

Research and development	396	433	1,219	1,297
Selling, general and administrative	221	252	699	742
Amortization of acquisition-related intangible assets	358	362	1,070	1,085
Operating expenses	975	1,047	2,988	3,124

Q3 2019 compared to Q3 2018
Operating expenses decreased $72 million to $975 million in the third quarter of 2019, compared to $1,047 million in the third quarter of 2018. The decrease in operating expenses is mainly the result of ongoing cost control, resulting in lower expenditures in personnel and operating related costs due to lower merger-related expenses.

YTD 2019 compared to YTD 2018
Operating expenses decreased $136 million to $2,988 million in the first nine months of 2019, compared to $3,124 million in the first nine months of 2018. The decrease in operating expenses is mainly the result of ongoing cost control, resulting in lower expenditures in personnel and operating related costs due to lower merger-related expenses.

Operating income (loss)

The following table presents operating income (loss) for each of the three and nine month periods ended September 29, 2019 and September 30, 2018:

($ in millions, unless otherwise stated)	Q3 2019		Q3 2018		YTD 2019		YTD 2018
	Operating income (loss)	% of revenue	Operating income (loss)	% of revenue	Operating income (loss)	% of revenue	Operating income (loss)	% of revenue

Operating income (loss)	233	10.3	2,211	90.4	444	6.8	2,486	35.5

Q3 2019 compared to Q3 2018
Operating income (loss) decreased $1,978 million to $233 million in the third quarter of 2019, compared to $2,211 million in the third quarter of 2018. The decrease is the result of the $2 billion termination compensation received in the third quarter of 2018 from Qualcomm.

YTD 2019 compared to YTD 2018
Operating income (loss) decreased $2,042 million to $444 million in the first nine months of 2019, compared to $2,486 million in the first nine months of 2018. The decrease is mainly related to the $2 billion termination compensation received in the third quarter of 2018 from Qualcomm.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2019	Q3 2018	YTD 2019	YTD 2018

Interest income	17	13	42	38
Interest expense	(98)	(61)	(274)	(197)
Total interest expense, net	(81)	(48)	(232)	(159)
Foreign exchange rate results	1	(1)	(6)	(1)
Extinguishment of debt	(1)	—	(11)	(26)
Miscellaneous financing costs/income and other, net	(4)	(70)	(8)	(72)
Total other financial income (expense)	(4)	(71)	(25)	(99)
Total	(85)	(119)	(257)	(258)

Q3 2019 compared to Q3 2018
Financial income (expense) was an expense of $85 million in the third quarter of 2019, compared to an expense of $119 million in the third quarter of 2018. The decrease was mainly the result of one time charges ($60 million) on certain financial instruments for compensation related to an adjustment event required by the termination of the Qualcomm merger agreement and the origination fees ($11 million) related to the $1 billion bridge facility entered into in the third quarter of 2018, partly offset by the result of incremental interest expense, due to incremental debt raised in the fourth quarter of 2018.

YTD 2019 compared to YTD 2018
Financial income (expense) was an expense of $257 million in the first nine months of 2019, compared to an expense of $258 million in the first nine months of 2018. As a result of incremental debt in the fourth quarter of 2018, interest expense increased, partly offset by lower debt extinguishment costs and the absence of the one time charges and origination fee incurred in the first nine months of 2018.

Benefit (provision) for income taxes

Q3 2019 compared to Q3 2018
Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, and the mix of income and losses in various jurisdictions. Our effective tax rate for the third quarter of 2019 was an expense of 18.9% compared with an expense of 14.9% for the third quarter of 2018. The movement in our effective tax rate reflects mainly the decrease in tax incentives ($160 million), the increase in the prior year adjustments ($26 million) and the increase in the change in valuation allowance ($9 million).

YTD 2019 compared to YTD 2018
Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the mix of income and losses in various jurisdictions. Our effective tax rate for the first nine months of 2019 was a tax expense of 21.4% compared with an expense of 14.2% for the first nine months of 2018. The movement in our effective tax rate reflects mainly the decrease in tax incentives ($152 million), the increase in the prior year adjustments ($19 million) and the increase in the change in valuation allowance ($32 million).

Results relating to equity-accounted investees

Q3 2019 compared to Q3 2018
Results relating to equity-accounted investees for the third quarter of 2018 included the net gain of $51 million resulting from the sale of ASEN in July 2018.

YTD 2019 compared to YTD 2018
Results relating to equity-accounted investees for the nine months of 2018 included the net gain of $51 million resulting from the sale of ASEN in July 2018.

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q3 2019	Q3 2018	YTD 2019	YTD 2018

Operating income (loss)	233	2,211	444	2,486
Financial income (expense)	(85)	(119)	(257)	(258)
Benefit (provision) for income taxes	(28)	(311)	(40)	(317)
Results relating to equity-accounted investees	(1)	52	2	58
Net income (loss)	119	1,833	149	1,969

Net income (loss) attributable to non-controlling interests

Q3 2019 compared to Q3 2018
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $10 million in the third quarter of 2019, compared to $13 million in the third quarter of 2018.

YTD 2019 compared to YTD 2018
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $20 million in the first nine months of 2019, compared to $37 million in the first nine months of 2018. The decrease is the result of lower sales due to lower customer demand, especially in the first half of 2019.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2019, our cash balance was $3,537 million, an increase of $748 million compared to December 31, 2018. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $5,037 million of liquidity as of September 29, 2019.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $388 million in the first nine months of 2019, compared to $441 million in the first nine months of 2018. During the nine month period ended September 29, 2019, we repurchased $1,369 million, or 15.2 million shares of our common stock pursuant to our share buyback program at a weighted average price of $90.16 per share.

Our total debt amounted to $8,505 million as of Q3 2019, an increase of $1,151 million compared to December 31, 2018 ($7,354 million). The fixed rate 1% convertible debt of $1,150 million is due December 2019.

At September 29, 2019, our cash balance was $3,537 million of which $169 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. No dividend has been declared by SSMC in the first nine months of 2019 (during the second quarter of 2018: $139 million).

Cash flows

Our cash and cash equivalents during the first nine months of 2019 increased by $753 million (excluding the effect of changes in exchange rates on our cash position of $5 million) as follows:

($ in millions, unless otherwise stated)	YTD 2019	YTD 2018

Net cash provided by (used for) operating activities	1,559	3,638
Net cash provided by (used for) investing activities	(418)	(348)
Net cash provided by (used for) financing activities	(388)	(4,885)
Net cash increase (decrease) in cash and cash equivalents	753	(1,595)

During the nine months ended September 29, 2019, cash generated by operating activities of $1,559 million was primarily the result of $149 million of net income, non-cash adjustments to net income of $1,687 million and a decrease in the net change in operating assets and liabilities of $282 million. Cash used in investing activities of $418 million during the nine months ended September 29, 2019 consisted of cash used to acquire property, plant and equipment of $388 million, cash used to acquire intangible assets of $72 million and cash used to acquire available-for-sale securities of $19 million, offset by cash provided by the sale of our remaining equity interest in WeEn, net of tax for $37 million and proceeds from the disposal of property, plant and equipment for $23 million. Cash used in financing activities of $388 million during the nine months ended September 29, 2019 consisted of cash used to repurchase long-term debt of $600 million, cash paid for debt issuance costs of $24 million, dividends paid to shareholders of $214 million and cash used to repurchase common stock of $1,369 million, offset by proceeds from the issuance of long-term debt of $1,750 million and the proceeds from the exercise of stock options of $70 million.

During the nine months ended September 30, 2018, cash generated by operating activities of $3,638 million was primarily the result of $1,969 million of net income, non-cash adjustments to net income of $1,557 million and an increase in the net change in operating assets and liabilities of $99 million. Cash used in investing activities of $348 million during the nine months ended September 30, 2018 consisted primarily of cash used to acquire property, plant and equipment of $441 million, cash used to purchase interests in a business of $18 million and cash used to acquire intangible assets of $46 million, offset by cash proceeds from the sale of 40% of our equity interest in ASEC of $127 million and the sale of 24% of our equity interest in WeEn of $32 million. Cash used in financing activities of $4,885 million during the nine months ended September 30, 2018 consisted primarily of cash used to repurchase common stock of $4,582 million in addition to cash used to repurchase long-term debt of $1,273 million, offset by net borrowings of short-term debt of $1,000 million.

Contractual Obligations

During the first nine months of 2019, our contractual obligations decreased by $40 million resulting from normal business operations.

Off-balance Sheet Arrangements

At the end of the third quarter of 2019, we had no off-balance sheet arrangements other than commitments resulting from normal business operations. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2019. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part I, Item 3.D, “Risk Factors”, “Risks related to our business” of our Annual Report on Form 20-F for the year ended December 31, 2018.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 29, 2019. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 29, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three and nine month periods ended September 29, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 20-F for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 29, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program (1)	Number of Shares Purchased as Trade for Tax (1)
July 1, 2019 – August 4, 2019	84,865	$101.81	—	—	84,865
August 5, 2019 – September 1, 2019	3,829	$100.78	—	—	3,829
September 2, 2019 – September 29, 2019	200	$106.00	—	—	200
Total	88,894		—		88,894

(1) On June 18, 2019, the General Meeting of Shareholders extended the authorization of the Board of Directors to resolve to repurchase shares of our common stock up to 50% of the issued share capital. Since the 20% buy back program announced in 2018, which program has been completed in the meantime, the Board did not resolve on a new buy back program. The only shares repurchased in Q3 2019 under an ongoing approval by the Board were purchased from participants in the Company's equity programs who traded shares as trade for tax.

Item 5.    Other Information

The Compensation Committee of the Board of Directors of NXP Semiconductors N.V. (the “Company”) has approved (i) a form of Director Restricted Stock Unit Award Agreement (attached as Exhibit 10.1 to this quarterly report on Form 10-Q (this “Report”)) for the award of equity grants to the non-executive directors of the Company’s Board of Directors and (ii) a form of Restricted Stock Unit Award Agreement (attached as Exhibit 10.2 to this Report) and a form of Performance Restricted Stock Unit Award Agreement (attached as Exhibit 10.3 to this Report) for the award of equity grants to our Chief Executive Officer, Chief Financial Officer and other executive officers of the Company.  These equity awards will be granted under the NXP Semiconductors N.V. 2019 Omnibus Incentive Plan which was previously approved by the Company’s annual general meeting of shareholders.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 7 to the Registration Statement on Form F-1 of NXP Semiconductors N.V., filed on August 2, 2010 (File No. 333-166128))

3.2
Articles of Association of NXP Semiconductors N.V. (incorporated by reference to Exhibit 3.2 of Amendment No. 7 to the Registration Statement on Form F-1 of NXP Semiconductors N.V., filed on August 2, 2010 (File No. 333-166128))

10.1* +	Form of Director Restricted Stock Unit Award Agreement
10.2* +	Form of Restricted Stock Unit Award Agreement
10.3* +	Form of Performance Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2019 and September 30, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2019 and September 30, 2018; (iii) Condensed Consolidated Balance Sheets as of September 29, 2019 and December 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2019 and September 30, 2018; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 29, 2019 and September 30, 2018; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2019

NXP Semiconductors N.V.

/s/ P. Kelly
Name: P. Kelly, CFO

Exhibit 31.1
CERTIFICATION
I, Richard L. Clemmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NXP Semiconductors N.V.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: October 29, 2019

By:	/s/ Richard L. Clemmer
Richard L. Clemmer
Chief Executive Officer

Exhibit 31.2
CERTIFICATION
I, Peter Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NXP Semiconductors N.V.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: October 29, 2019

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Clemmer, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 29, 2019 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 29, 2019

By:	/s/ Richard L. Clemmer
Richard L. Clemmer
Chief Executive Officer

I, Peter Kelly, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 29, 2019 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 29, 2019

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer