Form 10-K
period 2019-12-31
NXP Semiconductors N.V.
filed 2020-02-27
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission File Number: 001-34841

NXP Semiconductors N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-1144352
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

60 High Tech Campus
Eindhoven
Netherlands	5656 AG
(Address of principal executive offices)	(Zip Code)

+31	40	2729999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common shares, EUR 0.20 par value	NXPI	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on June 28, 2019 as reported on the Nasdaq Global Select Market, was $27.2 billion. As of February 21, 2020, the Registrant had 279,750,659 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2020 Annual General Meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations and market data, as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:

•	market demand and semiconductor industry conditions;

•	our ability to successfully introduce new technologies and products;

•	the demand for the goods into which our products are incorporated;

•	trade disputes between the U.S. and China, potential increase of barriers to international trade and resulting disruptions to our established supply chains;

•
our ability to generate sufficient cash, raise sufficient capital or refinance our debt at or before maturity to meet both our debt service and research and development and capital investment requirements;

•	our ability to accurately estimate demand and match our production capacity accordingly or obtain supplies from third-party producers;

•	our access to production from third-party outsourcing partners, and any events that might affect their business or our relationship with them;

•	our ability to secure adequate and timely supply of equipment and materials from suppliers;

•	our ability to avoid operational problems and product defects and, if such issues were to arise, to rectify them quickly;

•	our ability to form strategic partnerships and joint ventures and successfully cooperate with our alliance partners;

•	our ability to win competitive bid selection processes;

•	our ability to develop products for use in our customers’ equipment and products;

•	our ability to successfully hire and retain key management and senior product engineers; and

•	our ability to maintain good relationships with our suppliers.

We do not assume any obligation to update any forward-looking statements and disclaim any obligation to update our view of any risks or uncertainties described herein or to publicly announce the result of any revisions to the forward-looking statements made in this Annual Report, except as required by law.

In addition, this Annual Report contains information concerning the semiconductor industry and business segments generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which the semiconductor industry, our market and business segments will develop. We have based these assumptions on information currently available to us, including through the market research and industry reports referred to in this Annual Report. If any one or more of these assumptions turn out to be incorrect, actual market results may differ from those predicted. While we do not know what impact any such differences may have on our business, if there are such differences, they could have a material adverse effect on our future results of operations and financial condition, and the trading price of our common stock.

The financial information included in this Annual Report is based on United States Generally Accepted Accounting Principles (U.S. GAAP), unless otherwise indicated.

In presenting and discussing our financial position, operating results and cash flows, management uses certain non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures should not be viewed in isolation or as alternatives to the equivalent U.S. GAAP measures and should be used in conjunction with the most directly comparable U.S. GAAP measures. A discussion of non-U.S. GAAP measures included in this Annual Report and a reconciliation of such measures to the most directly comparable U.S. GAAP measures are set forth under “Use of Certain Non-U.S. GAAP Financial Measures” contained in this Annual Report under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise required, all references herein to “we”, “our”, “us”, “NXP” and the “Company” are to NXP Semiconductors N.V. and its consolidated subsidiaries.

This Annual Report includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management’s own good faith estimates and analyses. NXP believes these third-party reports to be reputable, but has not independently verified the underlying data sources, methodologies or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by NXP. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 50 years of innovation and operating history. For the year ended December 31, 2019, we generated revenue of $8,877 million, compared to $9,407 million for the year ended December 31, 2018.

We provide leading solutions that leverage our combined portfolio of intellectual property, deep application knowledge, process technology and manufacturing expertise in the domains of cryptography-security, high-speed interface, radio frequency (RF), mixed-signal analog-digital (mixed A/D), power management, digital signal processing and embedded system design.

Our product solutions are used in a wide range of end-market applications including: automotive, industrial & Internet of Things (IoT), mobile, and communication infrastructure. We engage with leading global original equipment manufacturers (OEM) and sell products in all major geographic regions.

Our legal name is NXP Semiconductors N.V. and our commercial name is “NXP” or “NXP Semiconductors.”

We were incorporated in the Netherlands in 2006 as a Dutch public company with limited liability (naamloze vennootschap).

On August 5, 2010, we made an initial public offering of 34 million shares of our common stock and listed our common stock on Nasdaq.

We are a holding company (the “Holding Company”) whose only material assets are the direct ownership of 100% of the shares of NXP B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid).

Our corporate seat is in Eindhoven, the Netherlands. Our principal executive office is at High Tech Campus 60, 5656 AG Eindhoven, the Netherlands, and our telephone number is +31 40 2729999. Our registered agent in the United States is NXP USA, Inc., 6501 William Cannon Dr. West, Austin, Texas 78735, United States of America, phone number +1 512 9338214.

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $412 billion in 2019.

Business Combinations
On December 6, 2019, NXP acquired Marvell Technology Group Ltd.'s ("Marvell") Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets, for total consideration of $1.7 billion, net of closing adjustments. The financial results from the acquisition date through December 31, 2019, are included in NXP’s Consolidated Statement of Operations, as discussed herein. NXP accounted for the acquisition under the acquisition method of accounting in accordance with Financial Accounting Standards

Board Accounting Standards Topic 805, Business Combinations, with NXP treated as the accounting acquirer, see further discussion below.

On October 27, 2016, NXP entered into a purchase agreement (the “Purchase Agreement”) with Qualcomm River Holdings B.V. (“Buyer”), a wholly-owned, indirect subsidiary of QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Purchase Agreement, Buyer commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. On February 20, 2018, NXP entered into an amendment (the “Purchase Agreement Amendment”) to the Purchase Agreement with Buyer. Pursuant to the Purchase Agreement Amendment, Buyer agreed to revise the terms of its tender offer to acquire all of the issued and outstanding common shares of NXP and increase the offer price from $110 per share to $127.50 per share, for estimated total cash consideration of $44 billion. On April 19, 2018, NXP and Buyer further amended the Purchase Agreement to extend the date that either Buyer or NXP would have the right to terminate the Purchase Agreement to July 25, 2018, subject to the terms of the Purchase Agreement.

On July 26, 2018, NXP received notice from Qualcomm that it had terminated, effective immediately, the Purchase Agreement, as amended, between NXP and Buyer following the inability to obtain the required approval for the transaction from the State Administration for Market Regulation (SAMR) of the People’s Republic of China prior to the end date stipulated by the parties under the Purchase Agreement. On July 26, 2018, NXP received $2 billion termination compensation per the terms of the Purchase Agreement.

Other Significant Transactions
On August 16, 2019, NXP reached a definitive agreement with Shenzhen Goodix Technology Co., Ltd. from China, under which it will acquire all assets related to our Voice and Audio Solutions (VAS) activities for an amount of $165 million. These assets have met the held for sale criteria as of December 31, 2019.

On July 10, 2018, NXP completed the sale of its 40% equity interest of Suzhou ASEN Semiconductors Co., Ltd. to J&R Holding Limited, receiving $127 million in cash proceeds.

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

Reporting Segments
Prior to January 1, 2019, High Performance Mixed Signal (HPMS) was our sole reportable segment. Corporate and Other represented the remaining portion to reconcile to the Consolidated Financial Statements. Effective January 1, 2019, NXP removed the reference to HPMS in its organizational structure in acknowledgement of the one reportable segment representing the entity as a whole and reflects the way in which our chief operating decision maker executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

End-market Exposure
Our product groups are focused on four primary end-markets that we believe are characterized by long-term, attractive growth opportunities and where we enjoy sustained, competitive differentiation through our technology leadership. The four end-markets are Automotive, Industrial & IoT, Mobile, and Communication Infrastructure & Others.

	Automotive	Industrial & IoT	Mobile	Comm Infra & Others
Key Applications	ADAS/Radar Connected Infotainment Vehicle Networks Electrification Secure Car Access eCockpit Body Comfort & Convenience Powertrain	Factory and Building Automation Smart Home and Building Control Home Entertainment Power and Energy Medical Smart Retail Smart Appliances	Smartphones Wearables Tablets Mobile Accessories	Wireless Basestations Enterprise Data Center Network & Security Wired and Wireless Service Provider Infrastructure Banking Cards eGovernment Transit Cards RFID Tagging
Growth Drivers	Vehicle electrification and automation Government requirements & consumer demands for increased safety, reliability, comfort and efficiency Increase need of security across all applications	Shift from mechanical to electronic equipment Increasing processing and connectivity Increasing use of low-power nodes Energy efficiency Predictive maintenance Automation Machine Learning	Mobile Wallet/Mobile Transit Custom Interface/Power solutions	5G development/Massive MiMo and mmwave Increasing demand for bandwidth, cloud computing IoT

i.	Automotive
Growth in automotive semiconductor sales relies on global vehicle sales and production trends and the increase in semiconductor content per vehicle, which is being driven by the proliferation of electronic features throughout the vehicle.

Two mega-trends will drive the semiconductor content increase in the future: Electrification and autonomy. The path to full autonomy is driving the increase of driver assistance systems in the car already today. In the same way, tight emissions regulations are accelerating the penetration of electrification.

Semiconductor content per vehicle continues to increase due to government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes as well as consumer demand for greater fuel efficiency, advanced safety, multimedia applications and connectivity. Automotive safety features are evolving from passive safety systems to active safety systems with Advanced Driving Assisted Systems (ADAS) such as radar and vision systems. Semiconductor content is also increasing in engine management and fuel economy applications, like Battery Management Systems (BMS). Comfort and convenience systems and user interface applications, such as a digital cockpit with multiple large interactive screens, are also areas with high semiconductor content increases. In addition, the use of networking in automotive applications continues to increase as various subsystems communicate within the automobile and with external devices and networks. Smart car access and automotive Near-Field Communication (NFC) are gaining ground in automotive as well, enabling the connection of vehicles and car keys to portable devices and the infrastructure. Data integrity and security hardware features for safeguarding memory, communication and system data are also increasing in importance.

Due to the high degree of regulatory scrutiny and safety requirements, the automotive semiconductor market is characterized by stringent qualification processes, zero defect quality processes, functionally safe design architecture, high reliability, extensive design-in timeframes and long product life cycles which results in significant barriers to entry.

ii.	Industrial & IoT
The world is becoming smarter, more connected and more data driven, and the Industrial & IoT market sits at the center of this global digital transformation. The Industrial & IoT market is highly fragmented with a diverse collection of products and applications such as factory automation, power and energy, medical electronics, smart retail, smart home, smart appliances and home entertainment.

Growth in the Industrial market is driven by the replacement of traditional mechanical equipment by smart and connected electronic equipment using various sensors, processors, connectivity and security chipsets that align well with NXP’s ability to provide a complete range of processing, connectivity and secure solutions. In IoT, growth is driven by the increasing use of high-performance edge and media devices (e.g. home entertainment, connected home assistants, home control and security) and low power IoT nodes (e.g. smart home, hearables, health trackers) where NXP scalable solutions across the entire embedded processing spectrum are ideally suited.

The increase in productivity with real-time insights and efficient processes for factory automation, the enhancement in consumer convenience, security and comfort for smart homes, the reduction of resource consumption and better energy efficiency for smart appliances, the increase in performance of rich media content in smart consumer devices and the need for better health prevention and monitoring solutions (wearables, smart patches and smart drug delivery devices) to help ensure the future health of millions of people are some of the key use-cases driving growth in Industrial & IoT.

Finally, with the growing number of connected devices, latency, privacy and bandwidth become critical limiting factors and Edge computing solves this by bringing the intelligence closer to the source. Security and tamper-detection capabilities are also becoming essential features of these Industrial & IoT solutions.

iii.	Mobile
Mobile includes applications such as smartphones, feature phones, tablets, wearables and mobile accessories. NXP has a strong focus on mobile wallet and specialty custom analog solutions. The demand for faster speeds, improved battery life, fast charging, mobile wallet, mobile transit and authentication is driving increased semiconductor content for NXP. The growth in this market is mainly driven by the increasing attach rate of these features across devices, vendors and regions, from flagship smartphones down to feature phones, from developed countries to emerging regions. The introduction of new technologies and new use-cases around secured connectivity, high-speed interfaces and charging creates additional opportunities for NXP.

iv.	Communication Infrastructure & Others
Growth in the network communication market is driven by strong demand for digital content, ubiquitous access, security, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce. These factors have driven greater adoption of both mobile and fixed Internet services and smart devices, cloud computing environments, Internet Protocol television and online gaming. With the trend toward increasingly media-rich applications such as video sharing platforms, social networks, high definition (HD) movie downloads, video conferencing, wireless connectivity and enterprise access, Internet traffic is increasing continuously. The growth in data traffic is resulting in service providers, enterprises and consumers demanding an increase in the amount of wireless infrastructure, networking and electronic equipment. Providers of wireless infrastructure, networking and storage equipment are introducing new technologies and products with enhanced performance and functionality while reducing design and manufacturing costs. As more and more data is being exchanged and consumed by billions of connected devices, 5G, the new mobile communication technology, enables very fast data transfer, low latency and reliability. 5G can support services that require immediate and uninterrupted connectivity. More bandwidth and higher frequencies are needed requiring more compute power. More base stations are needed and massive MIMO - which provides better throughput and better spectrum efficiency - will greatly expand the number of antenna’s needed to maximize coverage in combination with small cells densification.

In secure identification solutions, the demand for applications requiring the highest security and reliability shifts towards solutions with a contactless RF interface driven by the increasing adoption of contactless ePassports, eID credentials, transportation and payment cards. Radio-Frequency IDentification (RFID) can be used to identify and authenticate objects and is designed to fulfill the requirements of a wide range of applications across numerous vertical markets. RFID technology is entering new markets, such as interactive gaming and toys, and various applications to track goods through the supply chain and keep track of inventory. In addition, there is an increasing demand for authentication and anti-counterfeit solutions to protect manufacturers and consumers.

Products
We offer customers a broad portfolio of semiconductor products including microcontrollers, application processors, communication processors, connectivity chipsets, analog and interface devices, RF power amplifiers, security controllers and sensors. A key element of our strategy is to offer highly integrated and secure solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We believe we have the broadest ARM processor portfolio in the industry from microcontrollers to crossover processors, from application processors to communication processors.

i.	Microcontrollers
We have been a provider of MCU solutions for more than 40 years. MCUs integrate all the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive, smartcards and industrial markets. Our MCU product portfolio ranges from 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. Our portfolio is highly scalable, and is coupled with our extensive software and design tools. This enables our customers to design-in and deploy our MCU families, leveraging a consistent software development environment. Due to the scalability of our portfolio we are able to help future-proof our customer’s products as their systems evolve, becoming more complex or requiring greater processing capabilities over time. For automotive applications, our microcontrollers deliver the required reliability, security and functional safety to address current and future automotive challenges. In an increasingly connected and networked society, where security is playing a more important role, our MCU families are equipped with varying security features (such as remote authentication, system/data integrity, secure communication and anomaly detection) to address different type of security risks. We also recently introduced our new i.MX RT crossover processors that are built using applications processors chassis, delivering a high level of integration, high speed peripherals, enhanced security, and engines for enhanced user experience (for example, 2D/3D graphics), but powered by a low-power MCU core running a real-time operating system like Amazon Free RTOS or Zephyr RTOS. The i.MX RT series offers the high performing Arm Cortex-M core, real-time functionality, and MCU usability at an affordable price.

ii.	Application Processors
Application processors consist of a computing core with embedded memory and special-purpose hardware and software for secure multimedia applications such as graphics and video. Our products focus on consumer devices, industrial applications and automotive applications, like driver information systems, ADAS and vehicle networking that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. Our i.MX 8 family of applications processors is a feature and performance scalable multi-core platform that includes single, dual and quad-core families based on the Arm Cortex architecture for advanced graphics, imaging, machine vision, audio, voice, video, and safety-critical applications. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single, dual and quad core implementations. Software support includes Linux and Android implementations. Our S32x Automotive Processing Platform offers scalability across products and multiple application domains based on Arm Cortex-A, Cortex-R, and Cortex-M cores with Automotive Safety Integrity Level (ASIL-D) capabilities.

iii.	Communication Processors
Communication processors combine a computing core, caches and other memories, with high-speed networking and input/output interfaces, such as Ethernet and PCI Express. Our portfolio includes 64-bit Arm-based Layerscape processors with up to 16 CPUs and Ethernet ports running at up to 100Gbps. Software support includes Linux and commercial real-time operating systems. Within enterprise and data-center communications infrastructure, our processors are used in switches, routers, SD-WAN access devices, Wi-Fi access points, and network security systems. Within service-provider communications infrastructure, our processors are used in cellular base stations, fixed wireless access Customer Premises Equipment (CPE), residential gateways, broadband aggregation systems, and core networking equipment. Although designed for use in communications infrastructure, these processors also find widespread use in other types of equipment, including industrial automation for control, edge computing nodes, cloud computing servers for offloading networking functions, and automobiles for communications and some ADAS functions. We also offer Layerscape Access processors, which implement baseband functions, principally for wireless systems such as 5G fixed wireless access, using programmable vector signal processors.

iv.	Wireless Connectivity
We offer a broad portfolio of connectivity solutions, including Near Field Communications (NFC), Ultra-wideband (UWB), Bluetooth low-energy (BLE), Zigbee as well as Wi-Fi and Wi-Fi/Bluetooth integrated SoCs. These products are integrated into a wide variety of end devices, such as mobile phones, wearables, enterprise access points, home gateways, voice assistants, multimedia devices, gaming, printers, automotive infotainment and smart industrial devices.

v.	Analog and Interface Products
We have a very broad portfolio of Analog and Interface products that are used in many markets, particularly automotive, industrial/IoT and mobile. In automotive we are the market leader in most of the applications, with integrated 77Ghz Radar solution for ADAS, battery management products for Electrification, audio processing solutions and amplifiers for car entertainment, Controller Area Network (CAN), Local Interconnect Network (LIN), FlexRay and Ethernet solutions for in-vehicle networking and two-way secure products for secure car access. In Industrial/IoT and Mobile, we are a major supplier in interface, power and high-performance analog products. Our product portfolios includes I2C/I³C, General Purpose Input/Output (GPIO), LED controllers, real-time clocks, signal and load switches, signal integrity products, wired charging solutions, fast charging solutions, DC-DC, AC-DC converters and high-performance RF amplifiers. We have also successfully engaged with leading OEMs to drive custom and semi-custom products which in turn allow us to refine and accelerate our innovation and product roadmaps.

vi.	Radio Frequency Devices
NXP is the market leader in High-Performance Radio Frequency (HPRF) power amplifiers. We have an extensive portfolio of LDMOS, GaN and GaAs RF transistors. NXP’s solutions range from sub-6GHz to 40GHz and from milliwatts to kilowatts. For base stations, NXP offers a full range of solutions addressing 5G RF power amplification needs from MIMO to massive MIMO based active antenna systems for cellular and millimeter Wave (mmWave) spectrum bands. We are engaged with the majority of the largest customers in mobile base stations and in several other application areas. In low and medium Power Amplification, NXPs low noise amplifier (LNA) portfolio offers solutions to meet future design needs in a wide range of applications. Two technologies serve the LNA portfolio, each with distinct advantages for their applications. Wireless infrastructure applications and many general wireless applications are served with III-V technology LNAs. Advanced SiGe technology is utilized in LNAs designed for wireless communication, cellular, consumer, automotive and industrial applications.

vii.	Security Controllers
NXP is the market leader in security controller ICs. Our security controller ICs are embedded in smart cards (ePassports, electronic ID credentials, payment cards, transportation cards), as well as in consumer electronic and smart devices, for example in smartphones, tablets and wearables. These security controller ICs are suited for applications demanding the highest security and reliability. Nearly all of our security products consist of multi-functional solutions comprised of passive RF connectivity devices facilitating information transfer from the user document to reader infrastructure; secure, tamper-proof microcontroller devices in which information is securely encrypted (“secure element”); and secure real-time operating system software products to facilitate the encryption-decryption of data, and the interaction with the reader infrastructure systems. Our solutions are developed to provide extreme levels of security of user information, undergoing stringent and continued global governmental and banking certification processes, and to deliver high level of device performance enabling significant throughput and productivity to our customers.

viii.	Sensors
Sensors serve as a primary interface in embedded systems for advanced human interface and contextual awareness that mimic the human “5 senses” interaction with the external environment. We provide several categories of semiconductor-based environmental and inertial sensors for the Automotive market, including pressure, inertial, magnetic and gyroscopic sensors that provide orientation detection, gesture recognition, tilt to scroll functionality and position detection.

Manufacturing
We manufacture integrated circuits and discrete semiconductors through a combination of wholly owned manufacturing facilities, a manufacturing facility operated jointly with another semiconductor company and third-party foundries and assembly and test subcontractors. We manage our manufacturing assets together through one centralized organization to ensure we realize scale benefits in asset utilization, purchasing volumes and overhead leverage across businesses.

In the future, we expect to outsource an increased part of our internal demand for wafer foundry and packaging services to third-party manufacturing sources in order to increase our flexibility to accommodate increased demand.

The manufacturing of a semiconductor involves several phases of production, which can be broadly divided into “front-end” and “back-end” processes. Front-end processes take place at highly complex wafer manufacturing facilities (called fabrication plants or “wafer fabs”), and involve the imprinting of substrate silicon wafers with the precise circuitry required for semiconductors to function. The front-end production cycle requires high levels of precision and involves as many as 300 process steps. Back-end processes involve the assembly, test and packaging of semiconductors in a form suitable for distribution. In contrast to the highly complex front-end process, back-end processing is generally less complicated, and as a result we tend to determine the location of our back-end facilities based more on cost factors than on technical considerations.

We primarily focus our internal and joint venture wafer manufacturing operations on running proprietary specialty process technologies that enable us to differentiate our products on key performance features, and we generally outsource wafer manufacturing in process technologies that are available at third-party wafer foundries when it is economical to do so. In addition, we increasingly focus our in-house manufacturing on our competitive 8-inch wafer facilities, which predominantly run manufacturing processes in the 140 nanometer, 180 nanometer and 250 nanometer process nodes. This focus increases our return on invested capital and reduces capital expenditures.

Our front-end manufacturing facilities use a broad range of production processes and proprietary design methods, including complementary metal oxide semiconductor (CMOS), bipolar, bipolar CMOS (BiCMOS) and double-diffused metal on silicon oxide semiconductor (DMOS) technologies. Our wafer fabs produce semiconductors with line widths ranging from 90 nanometers to 3 microns for integrated circuits and 0.5 microns to greater than 4 microns for discretes. This broad technology portfolio enables us to meet increasing demand from customers for system solutions, which require a variety of technologies.

Our back-end manufacturing facilities test and package many different types of products using a wide variety of processes. To optimize flexibility, we use shared technology platforms for our back-end assembly operations. Most of our assembly and test activities are maintained in-house.

The following table shows selected key information with respect to our major front-end and back-end facilities:

Site	Ownership	Wafer sized used	Line widths used (vm)	Technology/Products
			(Microns)
Front-end
Singapore (SSMC)¹⁾	61.2%	8”	0.14-0.25	CMOS
Nijmegen, the Netherlands	100%	8”	0.14-0.80	CMOS, BiCMOS, LDMOS
Austin (Oak Hill), United States	100%	8”	0.25	CMOS, BiCMOS, Sensors, LDMOS, HDTMOS, PowerCMOS
Chandler, United States	100%	8”	0.25-0.50	CMOS, eNVM, PowerCMOS
Austin (Ed Bluestein), United States	100%	8”	0.09-0.18	CMOS, eNVM, PowerCMOS, Advanced CMOS, SoC

Back-end	100%
Kaohsiung, Taiwan	100%	—	—	NFC, Automotive Car-access, Micro-controllers
Bangkok, Thailand	100%	—	—	Automotive In-Vehicle Networking and Sensors, Banking and e-Passport modules, Standard Logic
Kuala Lumpur, Malaysia	100%	—	—	Micro-processors, Micro-controllers, Power Management, Analog and Mixed Signal, RF devices
Tianjin, China	100%	—	—	Micro-controllers, Analog and Sensors
(1) Joint venture with TSMC; we are entitled to 60% of the joint venture’s annual capacity.

We use a large number of raw materials in our front- and back-end manufacturing processes, including silicon wafers, chemicals, gases, lead frames, substrates, molding compounds and various types of precious and other metals. Our most important raw materials are the raw, or substrate, silicon wafers we use to make our semiconductors. We purchase these wafers, which must meet exacting specifications, from a limited number of suppliers in the geographic region in which our fabrication facilities are located. At our wholly owned fabrication plants, we use raw wafers ranging from 6 inches to 8 inches in size. Our SSMC wafer fab facility, which produces 8 inch wafers, is jointly owned by TSMC and ourselves. Emerging fabrication technologies employ larger wafer sizes and, accordingly, we expect that our production requirements will in the future shift towards larger substrate wafers.

We typically source our other raw materials in a similar fashion as our wafers, although our portfolio of suppliers is more diverse. Some of our suppliers provide us with materials on a just-in-time basis, which permits us to reduce our procurement costs and the negative cash flow consequences of maintaining inventories, but exposes us to potential supply chain interruptions. We purchase most of our raw materials on the basis of fixed price contracts, but generally do not commit ourselves to long-term purchase obligations, which permits us to renegotiate prices periodically.

Sales, Marketing and Customers
We market our products and solutions worldwide to a variety of OEMs, Original Design Manufacturers (ODMs), contract manufacturers and distributors. We generate demand for our products by delivering product solutions to our customers, and supporting their system design-in activities by providing application architecture expertise and local field application engineering support.

Our sales and marketing teams are organized into five regions, which are EMEA (Europe, the Middle East and Africa), the Americas, Japan, South Korea and Greater China (including Asia Pacific). These sales regions are responsible for managing customer relationships and creating demand for our solutions through the full ecosystem development, including our distributors and at our large number of mass market customers.

Our sales and marketing strategy focuses on key defined verticals in Automotive, Mobile, Industrial and IoT and Communication Infrastructure, deepening our relationship with our top OEMs and electronic manufacturing service customers, expanding our reach to our mass market customers, startups and our distribution partners and becoming their preferred supplier, which we believe assists us in reducing sales volatility in challenging markets. We have long-standing customer relationships with most of our customers. Our 10 largest OEM end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Bosch, Continental, Denso, Delphi, Ericsson, Huawei, LG, Samsung and ZTE. We also have a strong position with our distribution partners, including our three largest, Arrow, Avnet and Nexty.

Our revenue is primarily the sum of our direct sales to OEMs plus our distributors’ resale of NXP products. Avnet accounted for 14% of our revenue in 2019 and 14% in 2018. Arrow accounted for less than 10% of our revenue in 2019 and 10% in 2018. No other distributor accounted for greater than 10% of our revenue. With 11% of total revenue in both 2019 and 2018, Continental was the only OEM to which we had direct sales that accounted for more than 10% of revenue in 2019 and 2018.

See Note 23 “Segments and Geographical Information” to the Consolidated Financial Statements for a breakdown of total revenue by segment and geographic market for the last three financial years.

Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new semiconductor solutions where we see significant opportunities for growth. We target applications that require stringent overall system and subsystem performance. As new and challenging applications proliferate, we believe that many of these applications will benefit from our solutions. We have assembled a global team of highly skilled semiconductor and embedded software design engineers with expertise in RF, analog, power management, interface, security and digital processing. As of December 31, 2019, we had 8,808 employees in research and development.

To outpace market growth we invest in research and development to extend or create leading market positions, with an emphasis on fast growing sizable market segments, such as ADAS, in-vehicle networks and power management, as well as Edge computing to support the successful deployment in the IoT with our cross-over processing technology, but also in emerging markets, such as massive MIMO in RF Power and mmWave for 5G. In addition, we invest a few percent of our total research and development expenditures in research activities that develop fundamental new technologies or product categories that could contribute significantly to our company growth in the future.

We annually perform a fundamental review of our business portfolio and our related new product and technology development opportunities in order to decide on changes in the allocation of our research and development resources. For products targeting established markets, we evaluate our research and development expenditures based on clear business need and risk assessments. For break-through technologies and new market opportunities, we look at the strategic fit and synergies with the rest of our portfolio and the size of the potential addressable market. Overall, we allocate our research and development to maintain a healthy mix of emerging growth and mature businesses.

Intellectual Property
The creation and use of intellectual property is a key aspect of our strategy to differentiate ourselves in the marketplace. We seek to protect our proprietary technologies by obtaining patents, trademarks, domain names, retaining trade secrets and defending, enforcing and utilizing our intellectual property rights, where appropriate. We believe this strategy allows us to preserve the advantages of our products and technologies, and helps us to improve the return on our investment in research and development. We have a broad portfolio of close to 10,000 patent families (each patent family includes all patents and patent applications originating from the same invention). To protect confidential technical information and software, we rely on copyright and trade secret law and enter into confidentiality agreements as applicable. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through all available legal means to the extent that we determine the benefits of such actions to outweigh the costs and risks involved.

We own a number of trademarks that are used in the conduct of our business. Where we consider it desirable, we develop names for our new products and secure trademark protection. Our trademarks allow us to further distinguish our company and our products and are important in our relationships with customers, suppliers, partners and end-users.

While our patents, trademarks, trade secrets and other intellectual property rights constitute valuable assets, we do not view any individual right or asset as material to our operations as a whole. We believe it is the combination of our proprietary technology, patents, know-how and other intellectual property rights and assets that creates an advantage for our business.

In addition to obtaining our own patents and other intellectual property rights, we have entered into licensing agreements and other arrangements authorizing us to use intellectual property rights, confidential technical information, software and other technology owned by third parties. We also engage, in certain instances, in licensing and selling of certain of our technology, patents and other intellectual property rights.

Competition
We compete with many different semiconductor companies, including multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, “fabless” semiconductor companies, and companies that are focused on a single application market segment or standard product. Most of these competitors compete with us with respect to some, but not all, of our businesses.

Our key competitors in alphabetical order include Analog Devices, Inc, Infineon Technologies AG, Maxim Integrated Products Inc., Microchip Technology Inc., Nordic Semiconductor ASA, Power Integrations Inc, Qualcomm, Inc, Renesas Electronics Corp, Silicon Laboratories, STMicroelectronics NV and Texas Instruments Incorporated.

The basis on which we compete varies across end markets and geographic regions. This includes competing on the basis of our ability to timely develop new products and the underlying intellectual property and on meeting customer requirements in terms of cost, product features, quality, warranty and availability. In addition, our system solutions businesses require in-depth knowledge of a given application market in order to develop robust system solutions and qualified customer support resources.

Seasonality
Historically, our net revenue has typically been higher in the second half of the year than in the first half of the year, accelerating in the third and fourth quarters.

Legal Proceedings
The information set forth under the “Litigation” caption of Note 16 of our notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Environmental Regulation
The information set forth under the “Environmental remediation” caption of Note 16 of our notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with environmental regulation, see Part I, Item 1A. Risk Factors.

Board of Directors
Our Board of Directors, including their ages and positions as of February 27, 2020 are as follows:

Name	Age	Position
Richard L. Clemmer	68	Executive director and chief executive officer
Sir Peter Bonfield	75	Non-Executive Director and Chairman and Member of the Board’s Nominating and Governance Committee and of the Board’s Compensation Committee
Kenneth A. Goldman	70	Non-Executive Director and Member of the Board’s Nominating and Governance Committee
Josef Kaeser	62	Non-Executive Director and Member of the Board’s Nominating and Governance Committee
Lena Olving	63	Non-Executive Director and Member of the Board’s Compensation Committee
Peter Smitham	77	Non-Executive Director, and Chair of the Board’s Compensation Committee
Julie Southern	60	Non-Executive Director and Chair of the Board’s Audit Committee
Jasmin Staiblin	49	Non-Executive Director and Member of the Board’s Audit Committee
Gregory L. Summe	63	Non-Executive Director and Chair of the Board’s Nominating and Governance Committee
Karl-Henrik Sundström	59	Non-Executive Director and Member of the Board’s Audit Committee and the Board’s Compensation Committee
There are no family relationships among our directors or between any director and any of our executive officers.

•
Richard L. Clemmer (1951, American). Richard L. Clemmer became executive director and chief executive officer of NXP on January 1, 2009. Prior to that, he was a senior advisor to KKR & Co., Inc., a private equity firm, a position he held from May 2007 to December 2008. Mr. Clemmer previously served as President and Chief Executive Officer of Agere Systems Inc., an integrated circuits components company that was acquired in 2007 by LSI Logic Corporation, from October 2005 to April 2007. Mr. Clemmer is a member of the board of directors and Chairman of Privafy, Inc., a security SaaS company, and he is a member of the board of directors of NCR Corporation.

•
Sir Peter Bonfield CBE FREng (1944, British). Sir Peter was appointed a non-executive director and as the chairman of our board of directors in August 2010. Prior to that, Sir Peter was the chairman of the supervisory board of NXP B.V. from September 29, 2006. Sir Peter served as chief executive officer and chairman of the executive committee for British Telecom plc. from 1996 to 2002 and prior to that was chairman and chief executive officer of ICL plc. (now Fujitsu Services Holdings Ltd.). Sir Peter also worked in the semiconductor industry during his tenure as a divisional director at Texas Instruments Incorporated, for whom he held a variety of senior management positions around the world. In addition, Sir Peter has served as a director of twelve large technology companies. Sir Peter currently holds a non-executive directorship at Taiwan Semiconductor Manufacturing Company Limited, is Chair of Council and Senior Pro-Chancellor at Loughborough University, Board Director at East West Institute USA and Board Mentor at CMi in London. He is Advisor to Longreach LLP in Hong Kong, Alix Partners UK LLP in London and is a Fellow of The Royal Academy of Engineering. Sir Peter is named Outstanding Director for 2019 by the Financial Times.

•
Kenneth A. Goldman (1949, American). Mr. Goldman was appointed a non-executive director of our board of directors effective August 6, 2010. Mr. Goldman is former chief financial officer of Yahoo!, Inc. Prior to October 2012, Mr. Goldman served as senior vice president, finance and administration, and chief financial officer of Fortinet, Inc, a provider of unified threat management solutions, from September 2007 to September 2012. From November 2006 to August 2007, Mr. Goldman served as executive vice president and chief financial officer of Dexterra, Inc. From August 2000 until March 2006, Mr. Goldman served as senior vice president, finance and administration, and chief financial officer of Siebel Systems, Inc., and from December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary advisory group. Mr. Goldman currently serves on the board of directors of TriNet Group, Inc., GoPro, Inc., RingCentral, Inc., Zuora, Inc., and several private companies, including serving as President of Hillspire, LLC. Mr. Goldman also is a member of the Sustainability Accounting Standards Board (SASB) Foundation, and in 2015 was appointed to a three-year term on the Standards Advisory Group, which advises the PCAOB. Mr. Goldman was a member of board of trustees of Cornell University from 2005 to 2013 and was designated as Emeritus

Trustee. He was formerly a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.

•
Josef Kaeser (1957, German). Mr. Kaeser was appointed a non-executive director of our board of directors effective September 1, 2010. Mr. Kaeser is the president and chief executive officer of Siemens AG since August 2013. Before this, from May 2006 to August 2013, he was member of the managing board and chief financial officer of Siemens AG and prior to this Mr. Kaeser served as chief strategy officer for Siemens AG from 2004 to 2006 and as the chief financial officer for the mobile communications group from 2001 to 2004. Mr. Kaeser has additionally held various other positions within the Siemens group since he joined Siemens in 1980. Mr. Kaeser also serves on the board of directors of Siemens Ltd. (India), Daimler AG, and Allianz Deutschland AG.

•
Lena Olving (1956, Swedish). Mrs. Olving was appointed a non-executive director of our board of directors effective June 17, 2019. Mrs. Olving served as President and CEO of Mycronic AB (listed on NASDAQ OMX Stockholm, Mid Cap), a Swedish high-tech company engaged in development, manufacturing and marketing of production equipment to the electronics industry. Before joining Mycronic, in July 2013, Mrs. Olving worked at Saab AB, a Defense and Security company, where she began as EVP and Chairman of Business Area Systems and Products in 2008 and continued as Deputy CEO and COO in January 2010. Her earlier career also includes various positions within Volvo Car Corporation, in total 25 years, of which 5 years as President of Volvo Cars Asia Pacific and 7 years in the Executive Management Team. Mrs. Olving is a board member of Assa Abloy AB, Investment AB Latour, Munters Group AB (all public listed), and Chairman of the Board at the Royal Swedish Opera. She is a member of the Royal Swedish Academy of Engineering Sciences Business Executives Council. Mrs. Olving is also elected a member of IVA, Royal Swedish Academy of Engineering Sciences. She holds a Master of Science in Mechanical Engineering from Chalmers in Gothenburg, Sweden. In 2013 she received Gabrielsen’s Award awarded to the best female candidate to become chairman of the Board in a large company, listed or unlisted. In January 2018, Mrs. Olving was presented H.M. The King’s Medal of the 12th size with blue ribbon for outstanding efforts within Swedish business sector. H.M. The King's Medal (1850s) is presented to Swedish and foreign citizens for special merit and to officials of the Royal Court for long and faithful service.

•
Peter Smitham (1942, British). Mr. Smitham was appointed a non-executive director of our board of directors effective December 7, 2015. Mr. Smitham retired from his position as a partner of the private equity firm Permira on December 31, 2009, but until August 1, 2015, he was a member of Permira Advisers LLP, which he joined in 1985, the year the London office was founded. Mr. Smitham was the managing partner of the London office from 1994 until 1998 and led Permira’s European business from 1996 until 2000. He has worked on numerous transactions focusing on technology, including Memec Group Holdings Limited, The Roxboro Group, Solartron Group, and Technology plc. Until its merger with NXP, Mr. Smitham was a director of Freescale; he joined the Freescale board in June 2007 and has been a member of the Compensation and Leadership Committee and the Nominating and Corporate Governance Committee of the Freescale board. He has a degree in Geography from Swansea University, Wales, and attended the Senior Executive Program at Stanford Business School.

•
Julie Southern (1958, British). Mrs. Southern was appointed a non-executive director of our board of directors in October 2013. Mrs. Southern was with Virgin Atlantic Limited (UK) from 2000 to May 2013. From 2010 to 2013 Mrs. Southern was chief commercial officer and from 2000 to 2010 she was chief financial officer of Virgin Atlantic. Prior to joining Virgin Atlantic, she was group finance director at Porsche Cars Great Britain and finance and operations director at W H Smith - H J Chapman & Co Ltd. Prior to that, she was a chartered accountant at Price Waterhouse Coopers. Mrs. Southern currently holds non-executive directorships at Rentokil-Initial plc, Ocado Group plc and easyJet plc, and is Chair of the respective Audit Committees. Mrs. Southern is also a member of the Remuneration Committees at ocado and easyJet.

•
Jasmin Staiblin (1970, German). Mrs. Staiblin was appointed a non-executive director of our board of directors effective June 17, 2019. Mrs. Staiblin served between 2013 and 2018 as CEO of Alpiq, a leading Swiss energy services provider and power producer in Europe. She successfully led the company through a major transformation in a fundamentally changing energy market. She began her career in 1997 at the ABB Group, the Swedish-Swiss global technology company, starting in ABB’s group research center. From 1999 to 2005 she served in various global functions and as a member of the management team for ABB’s power technologies division. She held the position of chief executive officer of ABB Switzerland from 2006 to 2012. Mrs. Staiblin is a board member of Georg Fischer AG, Schaffhausen, Rolls-Royce plc, London and Zurich Insurance Group Ltd. Mrs. Staiblin studied physics and electrical engineering at the Karlsruhe Institute of Technology, Germany and the Royal Institute of Technology in Stockholm, Sweden. She completed her studies with a degree in physics and has a Master of Science in electrical engineering.

•
Gregory L. Summe (1956, American). Gregory L. Summe was appointed a non-executive director of NXP in 2015 Mr. Summe is the Managing Partner of Glen Capital Partners, a Boston based hedge fund, which he founded in 2014. Mr. Summe was the managing director and vice chairman of Global Buyout at The Carlyle Group, a leading global private equity firm, from 2009 to 2014. Before joining Carlyle, he was the chairman and chief executive officer of PerkinElmer, Inc., a global leader in Health Sciences, a company he led from 1998 to May 2009. He also served as a senior advisor to Goldman Sachs Capital Partners, from 2008 to 2009. He was a director of Freescale Semiconductor from 2010 until its merger with NXP in 2015 and served as Chairman of the Freescale board from 2014 - 2015. Prior to PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, serving as the president of General Aviation Avionics, president of the Aerospace Engines Group and president of the Automotive Products Group. Before joining AlliedSignal, he was the general manager of Commercial Motors at General Electric and was a partner with the consulting firm of McKinsey & Company, Inc. Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is in the Engineering Hall of Distinction at the University of Kentucky. Mr. Summe also serves on the board of directors of the State Street Corporation, and two private companies, Ohana Biosciences, and Pella Corporation.

•
Karl-Henrik Sundström (1960, Swedish). Mr. Sundström was appointed a non-executive director of our board of directors effective June 17, 2019. Mr. Sundström was appointed CEO of Stora Enso in August 2014. He joined Stora Enso in August 2012 as CFO and member of the group leadership team. In June 2013, he took on the role as EVP for division Paper and Wood Products. Before joining Stora Enso, Mr. Sundström held the role as CFO of NXP Semiconductors N.V. (2008-2012). Before that, he held several managerial positions in Ericsson, including CFO. He is member of the board of Mölnlycke and chairman of the tax delegation for Swedish Business and Commerce and member of the board of the Marcus Wallenberg Foundation. Mr. Sundström participated in an advanced management program at Harvard Business School in 1997 and holds a degree in business administration, finance, and accounting from the Uppsala University, Sweden.

Information about our Executive Officers
The names, ages and positions as of February 27, 2020, of our executive officers, including our chief executive officer, Mr. Clemmer, are as follows:

Name	Age	Position
Richard L. Clemmer	68	Executive director and chief executive officer
Kurt Sievers	50	President
Peter Kelly	63	Executive vice president and chief financial officer
Steve Owen	59	Executive vice president sales & marketing
David Reed	61	Executive vice president technology and operations
Keith Shull	69	Executive vice president and chief human resources officer
Jennifer Wuamett	54	Executive vice president and general counsel
There are no family relationships among our executive officers or between any executive officer and any of our directors.

•
Kurt Sievers (1969, German). Mr. Sievers is president and member of the management team, overseeing all business lines. He has previously managed our High Performance Mixed Signal businesses focused on the automotive application markets and the automotive safety and comfort business line and served in various positions at Philips since 1995.

•	Peter Kelly (1957, American). Mr. Kelly is executive vice president, chief financial officer and a member of the management team. He joined NXP in March, 2011 and serves as NXP’s chief financial officer. Mr. Kelly has over 30 years of applicable experience in the global technology industry and has extensive financial expertise having worked in financial management positions in several other companies, including as CFO of UGI Corp. and Agere Systems Inc. Mr. Kelly also serves on the board and is Chair of the Audit Committee of Plexus, Corp.

•
Steve Owen (1960, British). Mr. Owen is executive vice president, global sales & marketing and member of the management team. He has extensive experience in developing business internationally and served in various marketing and sales leadership positions at NXP and Philips since 1998.

•
David Reed (1958, American). Mr. Reed is executive vice president of Technology and Operations at NXP. He joined NXP in 2015, having served as general manager at Freescale until the merger with NXP. He has 30 years of extensive international experience with global execution of fabs, assembly/test, packaging, R&D, foundries and joint ventures for Analog, Automotive, Logic and Wireless customers. He joined Freescale Semiconductor in 2012 as Senior Vice President, Manufacturing Operations. Previously he was vice president and general manager at GLOBALFOUNDRIES. He began his career at Texas Instruments in 1984 where he held multiple overseas and leadership assignments.

•
Keith Shull (1951, American). Mr. Shull is executive vice president and chief human resources officer for NXP. He joined NXP in 2015 and has over 35 years of experience, having led global HR organizations in a range of industries worldwide, including Arrow Electronics, Visteon and Walter Energy.

•
Jennifer Wuamett (1965, American). Mrs. Wuamett is executive vice president, general counsel, secretary of our board of directors and member of the management team, and has served in this role since September 2018. Previously, Mrs. Wuamett served as Senior Vice President and Deputy General Counsel at NXP. Prior to that, she was Freescale’s Senior Vice President, General Counsel and Secretary and has served in various positions at Freescale and Motorola.

Employees
As of December 31, 2019 we had 29,400 full-time equivalent employees compared to 30,000 at December 31, 2018.

We have not experienced any material strikes or labor disputes in the past. A number of our employees are members of a labor union. In various countries, local law requires us to inform and consult with employee representatives on matters relating to labor conditions. We consider our employee relations to be good.

Available Information
Our main corporate website address is www.nxp.com. Copies of our filings with the United States Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website within the "Investors Relations" section as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. The information contained on these websites as referenced is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Risks related to our business

The semiconductor industry is highly cyclical.
Historically, the relationship between supply and demand in the semiconductor industry has caused a high degree of cyclicality in the semiconductor market. Semiconductor supply is partly driven by manufacturing capacity, which in the past has demonstrated alternating periods of substantial capacity additions and periods in which no or limited capacity was added. As a general matter, semiconductor companies are more likely to add capacity in periods when current or expected future demand is strong and margins are, or are expected to be, high. Investments in new capacity can result in overcapacity, which can lead to a reduction in prices and margins. In response, companies typically limit further capacity additions, eventually causing the market to be relatively undersupplied. In addition, demand for semiconductors varies, which can exacerbate the effect of supply fluctuations. As a result of this cyclicality, the semiconductor industry has in the past experienced significant downturns, such as in 1997/1998, 2001/2002 and in 2008/2009, often in connection with, or in anticipation of, maturing life cycles of semiconductor companies’ products and declines in general economic conditions. These downturns have been characterized by diminishing demand for end-user products, high inventory levels, under-utilization of manufacturing capacity and accelerated erosion of average selling prices. The foregoing risks have historically had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business.
In 2008 and 2009, Europe, the United States and international markets experienced increased volatility and instability. In 2015, volatility and instability in financial markets continued following renewed investor concerns related to the economic situation in parts of the world, a decline in the growth rate of the Chinese economy, increased hostilities in the Middle East, and other world events. These, or other events, could further adversely affect the economies of the European Union, the United States and those of other countries and may exacerbate the cyclicality of our business. Among other factors, we face risks attendant to unfavorable changes related to interest rates, rates of economic growth, fiscal, monetary and trade policies of governments, tax rates and policy and changes in demand for end-user products and changes in interest rates.

There is a significant risk that the global economy could fall into recession again. If economic conditions remain uncertain or deteriorate, our business, financial condition and results of operations could be materially adversely affected.

It is difficult for us, our customers and suppliers to forecast demand trends. We may be unable to accurately predict the extent or duration of cycles or their effect on our financial condition or result of operations and can give no assurance as to the timing, extent or duration of the current or future business cycles. A recurrent decline in demand or the failure of demand to return to prior levels could place pressure on our results of operations. The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time.

The semiconductor industry is highly competitive. If we fail to introduce new technologies and products in a timely manner, this could adversely affect our business.
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Accordingly, the success of our business depends to a significant extent on our ability to develop new technologies and products that are ultimately successful in the market. The costs related to the research and development necessary to develop new technologies and products are significant and any reduction of our research and development budget could harm our competitiveness. Meeting evolving industry requirements and introducing new products to the market in a timely manner and at prices that are acceptable to our customers are significant factors in determining our competitiveness and success. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. If we are unable to successfully develop new products, our revenue may decline substantially. Moreover, some of our competitors are well-established entities, are larger than us and have greater resources than we do. If these competitors increase the resources they devote to developing and marketing their products, we may not be able to compete effectively. Any consolidation among our competitors could enhance their product offerings and financial resources, further strengthening their competitive position. In addition, some of our competitors operate in narrow business areas relative to us, allowing them to concentrate their research and development efforts directly on products and services for those areas, which may give them a competitive advantage. As a result of these competitive pressures, we may face declining sales volumes or lower prevailing prices for our products, and we may not be able to reduce our total costs in line with this declining revenue. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.

In many of the market segments in which we compete, we depend on winning selection processes, and failure to be selected could adversely affect our business in those market segments.
One of our business strategies is to participate in and win competitive bid selection processes to develop products for use in our customers’ equipment and products. These selection processes can be lengthy and require us to incur significant design and development expenditures, with no guarantee of winning a contract or generating revenue. Failure to win new design projects and delays in developing new products with anticipated technological advances or in commencing volume shipments of these products may have an adverse effect on our business. This risk is particularly pronounced in markets where there are only a few potential customers and in the automotive market, where, due to the longer design cycles involved, failure to win a design-in could prevent access to a customer for several years. Our failure to win a sufficient number of these bids could result in reduced revenue and hurt our competitive position in future selection processes because we may not be perceived as being a technology or industry leader, each of which could have a material adverse effect on our business, financial condition and results of operations.

The demand for our products depends to a significant degree on the demand for our customers’ end products.
The vast majority of our revenue is derived from sales to manufacturers in the automotive, industrial & IoT, mobile, and communication infrastructure. Demand in these markets fluctuates significantly, driven by consumer spending, consumer preferences, the development of new technologies and prevailing economic conditions. In addition, the specific products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that affect the price manufacturers are willing to pay us. Such customers have in the past, and may in the future, vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand. This can make managing our business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts. Furthermore, developing industry trends, including customers’ use of outsourcing and new and revised supply chain models, may affect our revenue, costs and working capital requirements. Additionally, a significant portion of our products is made to order.

If customers do not purchase products made specifically for them, we may not be able to resell such products to other customers or may not be able to require the customers who have ordered these products to pay a cancellation fee. The foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

The semiconductor industry is characterized by continued price erosion, especially after a product has been on the market.
One of the results of the rapid innovation in the semiconductor industry is that pricing pressure, especially on products containing older technology, can be intense. Product life cycles are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis.

In turn, demand for older technology falls, causing the price at which such products can be sold to drop, in some cases precipitously. In order to continue profitably supplying these products, we must reduce our production costs in line with the lower revenue we can expect to generate per unit. Usually, this must be accomplished through improvements in process technology and production efficiencies. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons, and as a result may be required to bear a loss on such products. We cannot guarantee that competition in our core product markets will not lead to price erosion, lower revenue or lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, this could have a material adverse effect on our business, financial condition and results of operations.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
Goodwill and other identifiable intangible assets are recorded at fair value on the date of an acquisition. As a result of our acquisition of Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets in 2019, we recognized goodwill of $1.1 billion and intangible assets of $0.5 billion. As a result of our acquisition of Freescale in 2015, we recognized goodwill of $7.4 billion and intangible assets of $8.5 billion. We review our goodwill and other intangible assets balance for impairment upon any indication of a potential impairment, and in the case of goodwill, at a minimum of once a year. Impairment may result from, among other things, a sustained decrease in share price, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating intellectual property and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position, results of operations and stockholders’ equity.

As our business is global, we need to comply with laws and regulations in countries across the world and are exposed to international business risks that could adversely affect our business.
We operate globally, with manufacturing, assembly and testing facilities in several continents, and we market our products globally.

As a result, we are subject to environmental, labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations. In the jurisdictions where we operate, we need to comply with differing standards and varying practices of regulatory, tax, judicial and administrative bodies.

In addition, the business environment is also subject to many economic and political uncertainties, including the following international business risks:

•
negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the withdrawal of the United Kingdom from the European Union, the sovereign debt crisis in certain European countries and the increase of barriers to international trade, such as the recent imposition of tariffs on imports by the United States and China;

•
social and political instability in a number of countries around the world, including continued hostilities and civil unrest in the Middle East. The instability may have a negative effect on our business, financial condition and operations via our customers and volatility in energy prices and the financial markets;

•	potential terrorist attacks;

•	epidemics and pandemics, such as the recent coronavirus outbreak, which may adversely affect our workforce, as well as our suppliers and customers, in particular in Asia;

•	adverse changes in governmental policies, especially those affecting trade and investment;

•	our customers or other groups of stakeholders might impose requirements that are more stringent than the laws in the countries in which we are active;

•	volatility in foreign currency exchange rates, in particular with respect to the U.S. dollar, and transfer restrictions, in particular in China; and

•	threats that our operations or property could be subject to nationalization and expropriation.

No assurance can be given that we have been or will be at all times in complete compliance with the laws and regulations to which we are subject or that we have obtained or will obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits and other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. Furthermore, if one or more of our customers are sanctioned by regulators for non-compliance with laws and regulations, we could experience a decrease in demand for our products. For example, import and export regulations, such as the U.S.

Export Administration Regulations administered by the U.S. Department of Commerce, are complex, change frequently, have generally become more stringent over time and have intensified under the current U.S. administration. If our customers or suppliers fail to comply with these regulations, we may be required to suspend activities with these customers or suppliers, which could negatively impact our results of operations. Additionally, we may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In this case, or if any of the international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, further increasing legal and financial compliance costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure.

Interruptions in our information technology systems could adversely affect our business.
We rely on the efficient and uninterrupted operation of complex information technology applications, systems and networks to operate our business. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. Any significant interruption in our business applications, systems or networks, including but not limited to new system implementations, computer viruses, cyberattacks, security breaches, facility issues or energy blackouts could have a material adverse impact on our business, financial condition and results of operations.

Our computer systems and networks are subject to attempted security breaches and other cybersecurity incidents, which, if successful, could impact our business.
We have, from time to time, experienced cyber-attacks attempting to obtain access to our computer systems and networks. Such incidents, whether or not successful, could result in the misappropriation of our proprietary information and technology, the compromise of personal and confidential information of our employees, customers or suppliers or interrupt our business. For instance, in January 2020, we became aware of a compromise of certain of our systems. We are taking steps to identify the malicious activity and are implementing remedial measures to increase the security of our systems and networks to respond to evolving threats and new information. As of the date of this filing, we do not believe that this IT system compromise has resulted in a material adverse effect on our business or any material damage to us. However, the investigation is ongoing, and we are continuing to evaluate the amount and type of data compromised. There can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, suppliers, and some of those attempts may be successful. Such breaches could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of our, our customer, or other third party data or systems, theft of sensitive or confidential data including personal information and intellectual property, system disruptions, and denial of service. In the event of such breaches, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. As these threats continue to develop and grow, we have been adapting our security measures and we continue to increase the amount we allocate to implement, maintain and/or update security systems to protect data and infrastructure. As a global enterprise, we could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. Additionally, cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to us, our customers, or other third party operations or services, financial loss, potential liability, and damage our reputation and affect our relationships with our customers and suppliers.

In addition, we may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

In difficult market conditions, our high fixed costs combined with low revenue may negatively affect our results of operations.
The semiconductor industry is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In less favorable industry environments, like we faced in the second half in 2011, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products. During such periods, our fabrication plants could operate at lower loading level, while the fixed costs associated with the full capacity continue to be incurred, resulting in lower gross profit.

The semiconductor industry is capital intensive and if we are unable to invest the necessary capital to operate and grow our business, we may not remain competitive.
To remain competitive, we must constantly improve our facilities and process technologies and carry out extensive research and development, all of which requires investment of significant amounts of capital. This risk is magnified by the indebtedness we currently have, since we are required to use a portion of our cash flow to service that debt. If we are unable to generate sufficient cash flow or raise sufficient capital to meet both our debt service and capital investment requirements, or if we are unable to raise required capital on favorable terms when needed, this could have a material adverse effect on our business, financial condition and results of operations.

We rely to a significant extent on proprietary intellectual property. We may not be able to protect this intellectual property against improper use by our competitors or others.
Our success and future revenue growth depends, in part, on our ability to protect our proprietary technology, our products, our proprietary designs and fabrication processes, and other intellectual property against misappropriation by others. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our intellectual property. We may have difficulty obtaining patents and other intellectual property rights to protect our proprietary products, technology and intellectual property, and the patents and other intellectual property rights we receive may be insufficient to provide us with meaningful protection or commercial advantage. We may not obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be or become unavailable or limited in scope. Even if new patents are issued, the claims allowed may not be sufficiently broad to effectively protect our proprietary technology, processes and other intellectual property. In addition, any of our existing patents, and any future patents issued to us may be challenged, invalidated or circumvented. The protection offered by intellectual property rights may be inadequate or weakened for reasons or circumstances that are out of our control. Further, our proprietary technology, designs and processes and other intellectual property may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our proprietary technologies, our products, designs, processes and other intellectual property despite our efforts to protect our intellectual property. While we hold a significant number of patents, there can be no assurances that additional patents will be issued or that any rights granted under our patents will provide meaningful protection against misappropriation of our intellectual property. Our competitors may also be able to develop similar technology independently or design around our patents. We may not have or pursue patents or pending applications in all the countries in which we operate corresponding to all of our primary patents and applications. Even if patents are granted, effective enforcement in some countries may not be available. In particular, intellectual property rights are difficult to enforce in countries where the application and enforcement of the laws governing such rights may not have reached the same level as compared to other jurisdictions where we operate. Consequently, operating in some countries may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise use our intellectual property or the intellectual property of our suppliers or other parties with whom we engage. There is no assurance that we will be able to protect our intellectual property rights or have adequate legal recourse in the event that we seek legal or judicial enforcement of our intellectual property rights under the laws of such countries. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

We may become party to intellectual property claims or litigation that could cause us to incur substantial costs, pay substantial damages or prohibit us from selling our products.
We have from time to time received, and may in the future receive, communications alleging possible infringement of patents and other intellectual property rights of others. Further, we may become involved in costly litigation brought against us regarding patents, copyrights, trademarks, trade secrets or other intellectual property rights. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain any or all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain or take the view that we don’t need a license, these parties may file lawsuits against us seeking damages (and potentially treble damages in the United States) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such lawsuits, if successful, could result in an increase in the costs of selling certain of our products, our having to partially or completely redesign our products or stop the sale of some of our products and could cause damage to our reputation. Any litigation could require significant financial and management resources regardless of the merits or outcome, and we cannot assure you that we would prevail in any litigation or that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may rely on strategic partnerships, joint ventures and alliances for manufacturing and research and development. However, we often do not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these partnerships or joint ventures could adversely affect our business.
As part of our strategy, we have historically entered into a number of long-term strategic partnerships with other leading industry participants, and may do so again in the future. For example, we currently participate in a joint venture with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) called Systems on Silicon Manufacturing Company Pte. Ltd. (“SSMC”).

If any of our strategic partners in alliances we currently engage with or may engage with in the future were to encounter financial difficulties or change their business strategies, they may no longer be able or willing to participate in these groups or alliances, which could have a material adverse effect on our business, financial condition and results of operations. Under the terms of current or future alliances, we may have certain obligations, including funding obligations or take or pay obligations. For example, we have made certain commitments to SSMC, in which we have a 61.2% ownership share, whereby we are obligated to make cash payments to SSMC should we fail to utilize, and TSMC does not utilize, an agreed upon percentage of the total available capacity at SSMC’s fabrication facilities if overall SSMC utilization levels drop below a fixed proportion of the total available capacity.

We may from time to time desire to exit certain product lines or businesses, or to restructure our operations, but may not be successful in doing so.
From time to time, we may decide to divest certain product lines and businesses or restructure our operations, including through the contribution of assets to joint ventures. We have, in recent years, exited several of our product lines and businesses, and we have closed several of our manufacturing and research facilities. We may continue to do so in the future. However, our ability to successfully exit product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business line, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers. In addition, we may face internal obstacles to our efforts. In particular, several of our operations and facilities are subject to collective bargaining agreements and social plans or require us to consult with our employee representatives, such as work councils, which may prevent or complicate our efforts to sell or restructure our businesses. In some cases, particularly with respect to our European operations, there may be laws or other legal impediments affecting our ability to carry out such sales or restructuring.

If we are unable to exit a product line or business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.

We may from time to time restructure parts of our organization. Any such restructuring may impact customer satisfaction and the costs of implementation may be difficult to predict.
Between 2008 and 2011, we executed a redesign program and, in 2013 we executed a restructuring initiative designed to improve operational efficiency and to competitively position the company for sustainable growth. In 2015, we began a restructuring initiative to prepare for and implement the integration of Freescale into our existing businesses. We plan to continue to restructure and make changes to parts of the processes in our organization. Furthermore, if the global economy remains volatile or if the global economy reenters a recession, our revenues could decline, and we may be forced to take additional cost savings steps that could result in additional charges and materially affect our business. The costs of implementing any restructurings, changes or cost savings steps may differ from our estimates and any negative impacts on our revenues or otherwise of such restructurings, changes or steps, such as situations in which customer satisfaction is negatively impacted, may be larger than originally estimated.

If we fail to extend or renegotiate our collective bargaining agreements and social plans with our labor unions as they expire from time to time, if regular or statutory consultation processes with employee representatives such as works councils fail or are delayed, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
We are a party to collective bargaining agreements and social plans with our labor unions. We are also required to consult with our employee representatives, such as works councils, on items such as restructurings, acquisitions and divestitures. Although we believe that our relations with our employees, employee representatives and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate these agreements as they expire from time to time or to conclude the consultation processes in a timely and favorable way. The impact of future negotiations and consultation processes with employee representatives could have a material impact on our financial results. Also, if we fail to extend or renegotiate our labor agreements and social plans, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Our working capital needs are difficult to predict.
Our working capital needs are difficult to predict and may fluctuate. The comparatively long period between the time at which we commence development of a product and the time at which it may be delivered to a customer leads to high inventory and work-in-progress levels. The volatility of our customers’ own businesses and the time required to manufacture products also makes it difficult to manage inventory levels and requires us to stockpile products across many different specifications.

Our business may be adversely affected by costs relating to product defects, and we could be faced with product liability and warranty claims.
We make highly complex electronic components and, accordingly, there is a risk that defects may occur in any of our products. Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory and loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we release defective products into the market, our reputation could suffer and we may lose sales opportunities and incur liability for damages. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductors we sell into numerous consumer products, which are then sold into the marketplace. We are exposed to product liability claims if our semiconductors or the consumer products based on them malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and such claims could result in significant costs and expenses relating to attorneys’ fees and damages. In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations.

Our business has suffered, and could in the future suffer, from manufacturing problems.
We manufacture, in our own factories as well as with third parties, our products using processes that are highly complex, require advanced and costly equipment and must continuously be modified to improve yields and performance. Difficulties in the production process can reduce yields or interrupt production, and, as a result of such problems, we may on occasion not be able to deliver products or do so in a timely or cost-effective or competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. As is common in the semiconductor industry, we have in the past experienced manufacturing difficulties that have given rise to delays in delivery and quality control problems. There can be no assurance that any such occurrence in the future would not materially harm our results of operations. Further, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We may, in the future, experience manufacturing difficulties or permanent or temporary loss of manufacturing capacity due to the preceding or other risks. Any such event could have a material adverse effect on our business, financial condition and results of operations.

We rely on the timely supply of equipment and materials and could suffer if suppliers fail to meet their delivery obligations or raise prices. Certain equipment and materials needed in our manufacturing operations are only available from a limited number of suppliers.
Our manufacturing operations depend on deliveries of equipment and materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials, such as silicon wafers or specialized chemicals. Because the equipment that we purchase is complex, it is frequently difficult or impossible for us to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations. Our business, financial condition and results of operations could be harmed if we are unable to obtain adequate supplies of quality equipment or materials in a timely manner or if there are significant increases in the costs of equipment or materials.

Failure of our third party suppliers to perform could adversely affect our ability to exploit growth opportunities.
We currently use outside suppliers for a portion of our manufacturing capacity. Outsourcing our production presents a number of risks. If our outside suppliers are unable to satisfy our demand, or experience manufacturing difficulties, delays or reduced yields, our results of operations and ability to satisfy customer demand could suffer. In addition, purchasing rather than manufacturing these products may adversely affect our gross profit margin if the purchase costs of these products are higher than our own manufacturing costs would have been. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter to quarter and, in cases of industry shortages, they can increase significantly, negatively affecting our gross profit.

Loss of our key management and other personnel, or an inability to attract such management and other personnel, could affect our business.
We depend on our key management to run our business and on our senior engineers to develop new products and technologies. Our success will depend on the continued service of these individuals. Although we have several share based compensation plans in place, we cannot be sure that these plans will help us in our ability to retain key personnel, especially considering that the stock options under some of our plans become exercisable upon a change of control (in particular, when a third party, or third parties acting in concert, obtains, whether directly or indirectly, control of us). The loss of any of our key personnel, whether due to departures, death, ill health or otherwise, could have a material adverse effect on our business. The market for qualified employees, including skilled engineers and other individuals with the required technical expertise to succeed in our business, is highly competitive and the loss of qualified employees or an inability to attract, retain and motivate the additional highly skilled employees required for the operation and expansion of our business could hinder our ability to successfully conduct research activities or develop marketable products. The foregoing risks could have a material adverse effect on our business.

Disruptions in our relationships with any one of our key customers could adversely affect our business.
A substantial portion of our revenue is derived from our top customers, including our distributors. We cannot guarantee that we will be able to generate similar levels of revenue from our largest customers in the future. If one or more of these customers substantially reduce their purchases from us, this could have a material adverse effect on our business, financial condition and results of operations.

We receive subsidies and grants in certain countries, and a reduction in the amount of governmental funding available to us or demands for repayment could increase our costs and affect our results of operations.
As is the case with other large semiconductor companies, we receive subsidies and grants from governments in some countries. These programs are subject to periodic review by the relevant governments, and if any of these programs are curtailed or discontinued, this could have a material adverse effect on our business, financial condition and results of operations. As the availability of government funding is outside our control, we cannot guarantee that we will continue to benefit from government support or that sufficient alternative funding will be available if we lose such support. Moreover, if we terminate any activities or operations, including strategic alliances or joint ventures, we may face adverse actions from the local governmental agencies providing such subsidies to us. In particular, such government agencies could seek to recover such subsidies from us and they could cancel or reduce other subsidies we receive from them. This could have a material adverse effect on our business, financial condition and results of operations.

Legal proceedings covering a range of matters are pending in various jurisdictions. Due to the uncertainty inherent in litigation, it is difficult to predict the final outcome. An adverse outcome might affect our results of operations.
We and certain of our businesses are involved as plaintiffs or defendants in legal proceedings in various matters. For example, we are involved in legal proceedings claiming personal injuries to the children of former employees as a result of employees’ alleged exposure to chemicals used in semiconductor manufacturing clean room environments operated by us or our former parent companies, Philips and Motorola. Furthermore, because we continue to utilize these clean rooms, we may become subject to future claims alleging personal injury that may lead to additional liability. A judgment against us or material defense cost could harm our business, financial condition and results of operations.

We are exposed to a variety of financial risks, including currency risk, interest rate risk, liquidity risk, commodity price risk, credit risk and other non-insured risks, which may have an adverse effect on our financial results.
We are a global company and, as a direct consequence, movements in the financial markets may impact our financial results. We are exposed to a variety of financial risks, including currency fluctuations, interest rate risk, liquidity risk, commodity price risk and credit risk and other non-insured risks. We have euro-denominated assets and liabilities and, since our reporting currency is the U.S. dollar, the impact of currency translation adjustments to such assets and liabilities may have a negative effect on our stockholders’ equity. We continue to hold or convert a part of our cash in euros as a hedge for euro expenses and euro interest payments. We are exposed to fluctuations in exchange rates when we convert U.S. dollars to euro. We enter into diverse financial transactions with several counterparties to mitigate our currency risk. We only use derivative instruments for hedging purposes.

We are also a purchaser of certain base metals, precious metals, chemicals and energy used in the manufacturing process of our products, the prices of which can be volatile. Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform upon their agreed payment obligations. Credit risk is present within our trade receivables. Such exposure is reduced through ongoing credit evaluations of the financial conditions of our customers and by adjusting payment terms and credit limits when appropriate. We invest available cash and cash equivalents with various financial institutions and are in that respect exposed to credit risk with these counterparties. We actively manage concentration risk on a daily basis adhering to a treasury management policy. We seek to limit the financial institutions with which we enter into financial transactions, such as depositing cash, to those with a strong credit rating wherever possible. If we are unable to successfully manage these risks, they could have a material adverse effect on our business, financial condition and results of operations.

The impact of a negative performance of financial markets and demographic trends on our defined benefit pension liabilities and costs cannot be predicted.
We sponsor defined benefit pension plans in a number of countries and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2019, we had recognized a net accrued benefit liability of $462 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

Future changes to Dutch, U.S. and other foreign tax laws could adversely affect us.
The European Commission, U.S. Congress and Treasury Department, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, particularly payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the European Union, U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

Recent examples include the Organization for Economic Co-operation and Development’s initiatives to revise profit allocation and nexus rules to allocate more taxing rights to countries where companies have their markets and to establish a minimum tax rate on a global basis. These initiatives include recommendations and proposals that, if enacted in countries in which we and our affiliates do business, could adversely affect us and our affiliates.

We are exposed to a number of different tax uncertainties, which could have an impact on our results.
We are required to pay taxes in multiple jurisdictions. We determine the taxes we are required to pay based on our interpretation of the applicable tax laws and regulations in the jurisdictions in which we operate. We may be subject to unfavorable changes in the respective tax laws and regulations to which we are subject. Tax controls, audits, change in controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potentially penalties. We have issued transfer-pricing directives in the areas of goods, services and financing, which are in accordance with the Guidelines of the Organization of Economic Co-operation and Development (OECD). As transfer pricing has a cross border effect, the focus of local tax authorities on implemented transfer pricing procedures in a country may have an impact on results in another country.

Transfer pricing uncertainties can also result from disputes with local tax authorities about transfer pricing of internal deliveries of goods and services or related to financing, acquisitions and divestments, the use of tax credits and permanent establishments, and tax losses carried forward. These uncertainties may have a significant impact on local tax results. We also have various tax assets resulting from acquisitions. Tax assets can also result from the generation of tax losses in certain legal entities. Tax authorities may challenge these tax assets. In addition, the value of the tax assets resulting from tax losses carried forward depends on having sufficient taxable profits in the future.

Additionally, in December of 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986 (the “Tax Cuts and Jobs Act”) and, in 2018, the U.S. Treasury Department issued regulations to clarify certain provisions of the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains provisions affecting the tax treatment of both U.S. companies (such as certain of our subsidiaries) and non-U.S. companies that could materially affect us. The Tax Cuts and Jobs Act includes provisions that reduce the U.S. corporate tax rate, impose a base erosion minimum tax on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates, impose a global intangible low-income tax on foreign earnings made by U.S. corporations’ foreign subsidiaries, and impose a one-time transition tax on certain historic earnings and profits of U.S.-owned foreign subsidiaries. The Tax Cuts and Jobs Act also includes provisions that provide a deduction for certain foreign-derived intangible income. The U.S. Treasury Department has issued temporary and proposed regulations providing guidance on the application of many of the provisions of the Tax Cuts and Jobs Act. However, there may continue to be a substantial delay before all such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also possible that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect of which cannot be predicted.

We may not be able to maintain a competitive worldwide effective corporate tax rate.
We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the Netherlands, the U.S., and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

There may from time to time exist deficiencies in our internal control systems that could adversely affect the accuracy and reliability of our periodic reporting.
We are required to establish and periodically assess the design and operating effectiveness of our internal control over financial reporting. Despite the compliance procedures that we have adopted to ensure internal control over financial controls, there may from time to time exist deficiencies in our internal control systems that could adversely affect the accuracy and reliability of our periodic reporting. Our periodic reporting is the basis of investors’ and other market professionals’ understanding of our businesses. Imperfections in our periodic reporting could create uncertainty regarding the reliability of our results of operations and financial results, which in turn could have a material adverse impact on our reputation or share price.

Environmental laws and regulations expose us to liability and compliance with these laws and regulations, and any such liability may adversely affect our business.
We are subject to many environmental, health and safety laws and regulations in each jurisdiction in which we operate, which govern, among other things, emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, the investigation and remediation of soil and ground water contamination and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain of our operations. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, we face inherent risks of environmental liability at our current and historical manufacturing facilities. Certain environmental laws impose strict, and in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. Certain of these laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. While we do not expect that any contamination currently known to us will have a material adverse effect on our business, we cannot assure you that this is the case or that we will not discover new facts or conditions or that environmental laws or the enforcement of such laws will not change such that our liabilities would be increased significantly. In addition, we could also be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage. In summary, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, regulated materials, will not have a material adverse effect on our business, financial conditions and results of operations.

Scientific examination of, political attention to and rules and regulations on issues surrounding the existence and extent of climate change may result in an increase in the cost of production due to increase in the prices of energy and introduction of energy or carbon tax. A variety of regulatory developments have been introduced that focus on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. Enterprises may need to purchase at higher costs new equipment or raw materials with lower carbon footprints. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur expenses. New materials that we are evaluating for use in our operations may become subject to regulation. These developments and further legislation that is likely to be enacted could affect our operations negatively. Changes in environmental regulations could increase our production and operational costs, which could adversely affect our results of operations and financial condition.

Certain natural disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, may negatively impact our business. There is increasing concern that climate change is occurring and may cause a rising number of natural disasters.
Environmental and other disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof may negatively impact our business. If flooding, a large earthquake, volcanic eruption or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Even if our manufacturing facilities are not directly damaged, a large natural disaster may result in disruptions in distribution channels or supply chains and significant increases in the prices of raw materials used for our manufacturing process. For instance, the nuclear incident following the tsunami in Japan in 2011 impacted the supply chains of our customers and suppliers. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and our revenues.

The impact of any such natural disasters depends on the specific geographic circumstances but could be significant, as some of our factories are located in areas with known earthquake fault zones, flood or storm risks, including but not limited to Singapore, Taiwan, Malaysia or Thailand. There is increasing concern that climate change is occurring that may cause a rising number of natural disasters with potentially dramatic effects on human activity. We cannot predict the economic impact, if any, of natural disasters or climate change.

The price of our common stock historically has been volatile. The price of our common stock may fluctuate significantly.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price for our common stock has varied between a high of $129.50 on December 26, 2019 and a low of $71.56 on January 2, 2019 in the twelve-month period ending on December 31, 2019. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We may have fluctuations in the amount and frequency of our stock repurchases.
The amount, timing, and execution of our stock repurchases may fluctuate based on our priorities for the use of cash for other purposes—such as investing in our business, including operational spending, capital spending, and acquisitions, and returning cash to our stockholders as dividend payments—and because of changes in cash flows, tax laws, and the market price of our common stock.

Future sales of our shares of common stock could depress the market price of our outstanding shares of common stock.
The market price of our shares of common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In the future, we may issue additional shares of common stock in connection with acquisitions and other investments. The amount of our common stock issued in connection with any such transaction could constitute a material portion of our then outstanding common stock.

There can be no assurance that we will continue to declare cash dividends.
Our board of directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.

Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure.

Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Forward-Looking Statements”. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles, reviews or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Our guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future the data is forecasted. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy, or the occurrence of any of the events or circumstances set forth in, or incorporated by reference into, this Annual Report could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Risks related to our corporate structure

United States civil liabilities may not be enforceable against us.
We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, certain members of our board, our officers and certain experts named herein reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. laws.

In the absence of an applicable treaty for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters to which the United States and the Netherlands are a party, a judgment obtained against the Company in the courts of the United States, whether or not predicated solely upon the U.S. federal securities laws, including a judgment predicated upon the civil liability provisions of the U.S. securities law or securities laws of any State or territory within the United States, will not be directly enforceable in the Netherlands.

In order to obtain a judgment which is enforceable in the Netherlands, the claim must be relitigated before a competent court of the Netherlands; the relevant Netherlands court has discretion to attach such weight to a judgment of the courts of the United States as it deems appropriate; based on case law, the courts of the Netherlands may be expected to recognize and grant permission for enforcement of a judgment of a court of competent jurisdiction in the United States without re-examination or relitigation of the substantive matters adjudicated thereby, provided that (i) the relevant court in the United States had jurisdiction in the matter in accordance with standards which are generally accepted internationally; (ii) the proceedings before that court complied with principles of proper procedure; (iii) recognition and/or enforcement of that judgment does not conflict with the public policy of the Netherlands; and (iv) recognition and/or enforcement of that judgment is not irreconcilable with a decision of a Dutch court rendered between the same parties or with an earlier decision of a foreign court rendered between the same parties in a dispute that is about the same subject matter and that is based on the same cause, provided that earlier decision can be recognized in the Netherlands.

Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or members of our board of directors, officers or certain experts named herein who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters.
In addition, there is doubt as to whether a Dutch court would impose civil liability on us, the members of our board of directors, our officers or certain experts named herein in an original action predicated solely upon the U.S. laws brought in a court of competent jurisdiction in the Netherlands against us or such members, officers or experts, respectively.

We are a Dutch public company with limited liability. The rights of our stockholders may be different from the rights of stockholders governed by the laws of U.S. jurisdictions.
We are a Dutch public company with limited liability (naamloze vennootschap). Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands.

The rights of stockholders and the responsibilities of members of our board of directors may be different from the rights and obligations of stockholders in companies governed by the laws of U.S. jurisdictions. In the performance of its duties, our board of directors is required by Dutch law to consider the interests of our company, its stockholders, its employees and other stakeholders, in all cases with due observation of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a stockholder. See Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Risks related to our indebtedness

Our debt obligations expose us to risks that could adversely affect our financial condition, which could adversely affect our results of operations.
As of December 31, 2019, we had outstanding indebtedness with an aggregate principal amount of $7,400 million. Our substantial indebtedness could have a material adverse effect on our business by:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•
exposing us to the risk of increased interest rates in the event we have borrowings under our $1,500 million revolving credit facility agreement (the “RCF Agreement”) because loans under the RCF Agreement bear interest at a variable rate;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any our debt instruments, including restrictive covenants and borrowing conditions, could result in an event default under the indentures governing our notes and agreements governing other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financial for working capital, capital expenditures, restructurings, product development, research and development, debt service requirements, investments, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our level of indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above and affect our ability to service and repay our debt.

If we do not comply with the covenants in our debt agreements or fail to generate sufficient cash to service and repay our debt, it could adversely affect our operating results and our financial condition.
The RCF Agreement and the indentures governing our unsecured notes or any other debt arrangements that we may have require us to comply with various covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon an event of default.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations, or future borrowings under the RCF Agreement or other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs, including our working capital and capital expenditure requirements, and we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, restructure or refinance our indebtedness or reduce or delay capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our business. We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The rating of our debt by major rating agencies may further improve or deteriorate, which could affect our additional borrowing capacity and financing costs.
The major debt rating agencies routinely evaluate our debt. These ratings are based on current information furnished to the ratings agencies by us and information obtained by the ratings agencies from other sources. An explanation of the significance of such rating may be obtained from such rating agency. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, could affect our market value and/or increase our corporate borrowing costs.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
NXP uses 100 sites in 32 countries with 11.2 million square feet of total owned and leased building space of which 9.7 million square feet is owned property. The following table sets out our principal real property holdings as of December 31, 2019:

Location	Use	Owned/leased	Building space (square feet)
Eindhoven, the Netherlands	Headquarters	Leased	163,188
Nijmegen, the Netherlands	Manufacturing	Owned	1,515,550
Singapore (SSMC) *	Manufacturing	Owned	971,936
Bangkok, Thailand	Manufacturing	Owned	547,882
Kaohsiung, Taiwan	Manufacturing	Owned	636,400
Tianjin, China	Manufacturing	Owned	447,624
Kuala Lumpur, Malaysia	Manufacturing	Owned	828,858
Chandler, United States	Manufacturing	Owned	1,173,196
Austin (Oak Hill), United States	Manufacturing	Owned	1,511,861
Austin (Ed Bluestein), United States	Manufacturing	Owned	1,158,731

*	Joint venture between TSMC and NXP.

Item 3. Legal Proceedings
The information set forth under the “Litigation” and “Environmental Remediation” captions of Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The shares of common stock of the Company are listed on the stock market of Nasdaq in New York under the ticker symbol “NXPI”. On February 20, 2020 there were 12 shareholders of record and 393,191 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2019	2018
First Quarter	0.250	-
Second Quarter	0.250	-
Third Quarter	0.375	0.250
Fourth Quarter	0.375	0.250

Equity Compensation Plan Information
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated by reference into this report.

Issuer Purchases of Equity Securities
Effective July 26, 2018, the board of directors of NXP (the “Board”), as authorized by the 2018 annual general meeting of shareholders, authorized the repurchase of $5 billion of the Company’s ordinary shares over a period of 18 months (the “2018 Share Repurchase Program”). In October 2018, the board of directors of NXP increased the repurchase authorization under the 2018 Share Repurchase Program up to a maximum of 20% of issued share capital (approximately 69 million shares). The 2018 Share Repurchase Program was completed in July 2019, and a total of 69 million shares were repurchased under this program. In November 2019, the Board, as authorized by the 2019 annual general meeting of shareholders, authorized the repurchase of $2 billion of shares (the “2019 Share Repurchase Program”). In addition, the Board approved the purchase of shares from participants in the Company's equity programs who trade shares as trade for tax. This authorization will remain in effect until terminated by the Board. During the fiscal year-ended December 31, 2019, NXP repurchased no shares under the 2019 Share Repurchase Program. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity. The following table provides a summary of shares repurchased by the Company in 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2019 – February 3, 2019	5,323,164	$80.18	5,254,300	9,776,779	68,864
February 4, 2019 – March 3, 2019	3,158,779	$91.28	3,134,759	6,618,000	24,020
March 4, 2019 – March 31, 2019	454	$93.30	—	6,617,546	454
April 1, 2019 – May 5, 2019	3,099,582	$100.35	3,096,600	3,517,964	2,982
May 6, 2019 – June 2, 2019	3,516,432	$94.98	3,500,000	1,532	16,432
June 3, 2019 – June 30, 2019	—	$0.00	—	1,532	—
July 1, 2019 – August 4, 2019	84,865	$101.81	—	—	84,865
August 5, 2019 – September 1, 2019	3,829	$100.78	—	—	3,829
September 2, 2019 – September 29, 2019	200	$106.00	—	—	200
September 30, 2019 – November 3, 2019	678,473	$108.56	—	—	678,473
November 4, 2019 – December 1, 2019	(60)	$108.27	—	17,304,032	(60)
December 2, 2019 – December 31, 2019	—	$0.00	—	15,715,857	—
Total	15,865,718		14,985,659		880,059

(1)	Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, since December 31, 2014 of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2014 in our common stock and each of the indices.

Item 6. Selected Financial Data
The following table presents a summary of our selected historical consolidated financial data. We prepare our financial statements in accordance with U.S. GAAP.
The results of operations for prior years are not necessarily indicative of the results to be expected for any future period.
On December 6, 2019, we acquired Marvell Technology Group Ltd.'s ("Marvell") Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets, for total consideration of $1.7 billion, net of closing adjustments. The results of their operations and the estimated fair value of the assets acquired and liabilities assumed in the business combination are included in our financial statements from the date of acquisition forward.
On July 26, 2018, we received $2 billion in termination compensation from Qualcomm per the terms of the purchase contract.
On February 6, 2017, we divested our Standard Products (“SP”) business, receiving $2.6 billion in cash proceeds, net of cash divested. Prior to February 6, 2017, the results of the SP business were included in the reportable segment SP.
On December 7, 2015, we acquired Freescale Semiconductor, Ltd. (“Freescale”) for a total consideration of $11.6 billion (the “Merger”). The results of their operations and the estimated fair value of the assets acquired and liabilities assumed in the business combination are included in our financial statements from the date of acquisition forward.

The information set forth below for the five years ended December 31, 2019, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	As of and for the years ended December 31,
($ in millions unless otherwise stated)	2019	2018	2017⁽¹⁾	2016	2015
Consolidated statements of operations data:
Revenue(2)	8,877	9,407	9,256	9,498	6,101
Gross profit(3)	4,618	4,851	4,619	4,069	2,787
Total operating expenses(4)	(4,002)	(4,142)	(4,092)	(4,228)	(2,035)
Other income (expense)(5)	25	2,001	1,575	9	1,263
Operating income (loss)	641	2,710	2,102	(150)	2,015
Financial income (expense)	(350)	(335)	(366)	(453)	(529)
Net income (loss) attributable to stockholders	243	2,208	2,215	200	1,526

Earnings per share data:
Net income per common share attributable to stockholders in $
• Basic	0.86	6.78	6.54	0.59	6.36
• Diluted	0.85	6.72	6.41	0.58	6.10
Weighted average number of shares of common stock outstanding during the year (in thousands)
• Basic	282,056	325,781	338,646	338,477	239,764
• Diluted	285,911	328,606	345,802	347,607	250,116
Cash dividends declared per share(6)	1.25	0.50	—	—	—
Cash dividends declared per share in EUR(6)	1.12	0.43	—	—	—

Consolidated balance sheet data(7):
Cash and cash equivalents	1,045	2,789	3,547	1,894	1,614
Total assets	20,016	21,530	24,049	24,898	26,354
Net assets	9,655	10,690	13,716	11,156	11,803
Working capital(8)	1,476	2,947	4,077	3,386	2,820
Total debt(9), (10)	7,365	7,354	6,565	9,187	9,212
Total stockholders’ equity	9,441	10,505	13,527	10,935	11,515
Common stock	64	67	71	71	68

Other operating data:
Capital expenditures	(526)	(611)	(552)	(389)	(341)
Depreciation and amortization(11)	2,047	1,987	2,173	2,205	517

Consolidated statements of cash flows data:
Net cash provided by (used for):
Operating activities	2,373	4,369	2,447	2,303	1,330
Investing activities	(2,284)	(522)	2,072	(627)	(430)
Financing activities(12)	(1,831)	(4,597)	(2,886)	(1,392)	(449)
Increase (decrease) in cash and cash equivalents	(1,742)	(750)	1,633	284	451

(1)	Reflects the results of the SP business up to the February 6, 2017 divestment.

(2)	Under the modified retrospective method, revenue amounts before January 1, 2018 have not been adjusted for the impact of adopting ASC 606.

(3)
Gross profit in 2019 includes a charge of $8 million resulting from the purchase accounting effect on the inventory acquired from Marvell. In 2016 gross profit includes a charge of $448 million (2015: $149 million), resulting from the purchase accounting effect on the inventory acquired from Freescale.

(4)
In 2019, total operating expenses include charges related to the acquisition of Marvell as follows - $7 million for the amortization of acquisition-related intangibles and $5 million of acquisition related costs. Total operating expenses in 2016 include charges related to the acquisition of Freescale as follows - $1,430 million for the amortization of acquisition-related intangibles, which includes an impairment charge of $89 million relative to in-process research and development (IPR&D) that was acquired from Freescale, and $53 million of merger and integration related costs. In 2015, total operating expenses include charges related to the acquisition of Freescale as follows - $226 million in restructuring charges, $105 million for the amortization of acquisition-related intangibles, $49 million of share-based compensation charges related to employees terminated as a result of the Merger and $42 million of merger related costs.

(5)
Other income (expense) in 2018 includes the termination compensation received from Qualcomm ($2 billion). Other income (expense) in 2017 includes the recognition of the gain on the sale of our SP business ($1,597 million). Other income (expense) in 2015 includes the recognition of the gains from the sale of our Bipolar business on November 9, 2015 and the sale of our RF Power business on December 7, 2015. See the section on Other Significant Transactions in Part I, Item 1. Business.

(6)	Reflects the interim dividends declared under the previously announced Quarterly Dividend Program.

(7)
Consolidated balance sheet data as of 2019 includes the impact of purchase accounting on the assets acquired and liabilities assumed in connection with our acquisition of Marvell and as of 2015 includes the impact of purchase accounting on the assets acquired and liabilities assumed in connection with our acquisition of Freescale.

(8)	Working capital is calculated as current assets less current liabilities (excluding short-term debt).

(9)
On June 18, 2019, NXP entered into two new senior unsecured notes, which are due in 2026 ($750 million) and 2029 ($1 billion). NXP used the net proceeds for general corporate purposes as well as the repayment of the $600 million outstanding aggregate principal amount of 2020 senior notes. In addition, in December 2019 NXP fully repaid the $1.15 billion 2019 cash convertible senior notes. On December 6, 2018, NXP entered into 3 new senior unsecured notes, which are due in 2024 ($1 billion), 2026 ($500 million) and 2028 ($500 million). NXP used the net proceeds for general corporate purposes as well as the repayment of the $1 billion senior unsecured bridge term credit facility agreement (the “Bridge Loan”), which was entered into on September 19, 2018 for general corporate purposes as well as to finance parts of the announced equity buy-back program. In April 2018, NXP fully repaid the $750 million senior unsecured notes on the due date. In addition, NXP fully repaid the $500 million senior unsecured notes due in 2023. In February 2017, NXP repaid all term loans, including Term Loan B (defined below), with the funds from the proceeds of the divestment of the SP business. Additionally, $500 million was repaid on the 2021 unsecured senior notes in March 2017. On December 7, 2015, in connection with the Merger, NXP entered into a $2.7 billion secured term loan (“Term Loan B”). Proceeds from Term Loan B, among others, were used to (i) pay the cash consideration in connection with the Merger, (ii) effect the repayment of certain amounts under Freescale’s outstanding credit facility and (iii) pay certain transaction costs.

(10)	The following is a reconciliation of net debt to the most directly comparable GAAP measure, total debt, as adjusted for our cash and cash equivalents our net debt was calculated as follows:

($ in millions)	2019	2018	2017	2016	2015
Long-term debt	7,365	6,247	5,814	8,766	8,656
Short-term debt	—	1,107	751	421	556
Total debt	7,365	7,354	6,565	9,187	9,212
Less: cash and cash equivalents	(1,045)	(2,789)	(3,547)	(1,894)	(1,614)
Net debt	6,320	4,565	3,018	7,293	7,598
Net debt is a non-GAAP financial measure. See “Use of Certain Non-GAAP Financial Measures” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(11)
Depreciation and amortization includes the effect of purchase accounting related to acquisitions in certain years. The effect of purchase accounting in depreciation and amortization was $1,528 million in 2019, $1,535 million in 2018, $1,741 million in 2017, $1,782 million (which includes an impairment charge of $89 million relative to IPR&D that was acquired from Freescale) in 2016 and $252 million in 2015.

(12)
Financing activities includes the repurchases of NXP common stock in 2019 ($1,443 million) and in 2018 ($5,006 million) and the distribution of cash dividends in 2019 ($319 million) and in 2018 ($74 million).

As used in this Annual Report, “euro”, or “€” means the single unified currency of the European Monetary Union. “U.S. dollar”, “USD”, “U.S. $” or “$” means the lawful currency of the United States of America. As used in this Annual Report, the term “noon buying rate” refers to the exchange rate for euro, expressed in U.S. dollars per euro, as announced by the Federal Reserve Bank of New York for customs purposes as the rate in the city of New York for cable transfers in foreign currencies.

The table below shows the average noon buying rates for U.S. dollars per euro for the five years ended December 31, 2019. The averages set forth in the table below have been computed using the noon buying rate on the next to last business day of each fiscal month during the periods indicated.

	Year ended December 31,
	2019	2018	2017	2016	2015
Average $ per €	1.1210	1.1794	1.1310	1.1065	1.1150

Fluctuations in the value of the euro relative to the U.S. dollar have had a significant effect on the translation into U.S. dollar of our euro-denominated assets, liabilities, revenue and expenses, and may continue to do so in the future. For further information on the impact of fluctuations in exchange rates on our operations, see the “Fluctuations in Foreign Rates May Have An Adverse Effect On Our Financial Results” section in Part I, Item 1A. Risk Factors and the “Foreign Currency Risks” section in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Part I, Item 5.A. "Operating Results" of our Form 20-F for the fiscal year ended December 31, 2018 as filed with the SEC on March 1, 2019.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview - Overall analysis of financial and other highlights to provide context for the MD&A

•	Results of Operations - An analysis of our financial results

•	Financial Condition, Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows and a discussion of our financial condition and potential sources of liquidity

•	Critical Accounting Estimates - Accounting estimates that management believes are the most important to understanding the assumptions and judgments incorporated in our financial results and forecasts

•	Use of Certain Non-GAAP Financial Measures - A discussion of the non-GAAP measures used

Effective January 1, 2019, NXP removed the reference to HPMS in its organizational structure in acknowledgment of the one reportable segment representing the entity as a whole. Our segment represents groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the financial statements for more information regarding our segment.

Overview

($ in millions, unless otherwise stated)	Three Months Ended			Years Ended
	December 31, 2019	September 29, 2019	Increase/(decrease)	December 31, 2019	December 31, 2018	Increase/(decrease)
Revenue	2,301	2,265	36	8,877	9,407	(530)
Gross profit	1,209	1,186	23	4,618	4,851	(233)
Operating income (loss)	197	233	(36)	641	2,710	(2,069)
Cash flow from operating activities	814	746	68	2,373	4,369	(1,996)
Total debt	7,365	8,505	(1,140)	7,365	7,354	11
Net debt	6,320	4,968	1,352	6,320	4,565	1,755
Diluted weighted average number of shares outstanding	285,518	283,518	2,000	285,911	328,606	(42,695)
Diluted net income per share	0.40	0.38	0.02	0.85	6.72	(5.87)
Dividends per common share	0.375	0.375	—	1.25	0.50	0.75

Revenue for 2019 was down 5.6% from 2018 against a very challenging semiconductor industry backdrop. Revenues decreased by 7% in our largest end market, Automotive, and 12% in our Industrial and IOT end market which were slightly offset by an increase of 5% in the Communications & Infrastructure end market and a 2% increase in the Mobile end market. When aggregating all end markets, the decrease in revenue was mostly related to lower sales to distributors due to lower end customer demand, in particular in Greater China (including Asia Pacific).
Notwithstanding the challenging operating environment, we continue to successfully execute our strategy within our target markets and focus on driving profitability. Our gross profit percentage for 2019 increased from 51.6% to 52.0%, due to a slightly more favorable end-market and customer mix and also due to the benefit of certain manufacturing cost controls.
NXP’s fourth quarter revenue of $2,301 million increased 1.6% sequentially from the third quarter of 2019. This was driven primarily by an increase of 5% in the Automotive end-market and a 3% increase in the mobile end-market, these increases were offset by a 3% decline in each of the other two end markets. We continue to believe that the demand trends within our end markets are beginning to improve.
Over the course of 2019, we significantly enhanced our product portfolio. At the end of the year, we announced the completion of the acquisition of the Marvell wireless connectivity assets and with that introduced new product solutions. Our customers have already begun to adopt many of the new solutions which we anticipate will help to underpin NXP's long-term growth.
We continue to generate strong operating cash flows, with $2,373 million in cash flows from operations for 2019. We returned $1,762 million to our shareholders during the year in dividends and repurchases of common stock. On August 29, 2019, we announced an increase in our quarterly dividend by $0.125, or 50%, to $0.375 per common share. Our cash position at the end of 2019 was $1,045 million. On November 19, 2019, the NXP Board of Directors approved a cash dividend of $0.375 per common share for the fourth quarter of 2019.

Results of Operations
The following table presents the composition of operating income for the years ended December 31, 2019 and December 31, 2018.

($ in millions, unless otherwise stated)	2019	2018
Revenue	8,877	9,407
% nominal growth	(5.6)	1.6
Gross profit	4,618	4,851
Research and development	(1,643)	(1,700)
Selling, general and administrative (SG&A)	(924)	(993)
Amortization of acquisition-related intangible assets	(1,435)	(1,449)
Other income (expense)	25	2,001
Operating income (loss)	641	2,710

Revenue
Revenue for the year-ended December 31, 2019 was $8,877 million compared to $9,407 million for the year-ended December 31, 2018, a decrease of $530 million or 5.6%. As of January 1, 2019, income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). In 2018, revenue related to these divested activities was $136 million The remaining decrease is essentially related to lower sales in our Automotive and in our Industrial & IOT end markets, which were in particular impacted by the trade tensions between the United States and China.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	2019	2018	Increase/(decrease)%
Automotive	4,212	4,507	(295)	(6.5)%
Industrial & IoT	1,599	1,813	(214)	(11.8)%
Mobile	1,191	1,164	27	2.3%
Communication Infrastructure & Other	1,875	1,787	88	4.9%
Manufacturing Service Agreements	—	136	(136)	NM
Revenue	8,877	9,407	(530)	(5.6)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2019	2018	Increase/(decrease)%
Distributors	4,409	4,891	(482)	(9.9)%
OEM/EMS	4,352	4,229	123	2.9%
Other	116	287	(171)	(59.6)%
Revenue	8,877	9,407	(530)	(5.6)%

Revenue by geographic region, which is based on the customer’s shipped-to location (except for intellectual property license revenue which is attributable to the Netherlands) was as follows:

($ in millions, unless otherwise stated)	2019	2018	Increase/(decrease)%
Greater China (including Asia Pacific)	4,934	5,287	(353)	(6.7)%
EMEA (Europe, the Middle East and Africa)	1,760	1,882	(122)	(6.5)%
Americas	1,076	1,146	(70)	(6.1)%
Japan	780	735	45	6.1%
South Korea	327	357	(30)	(8.4)%
Revenue	8,877	9,407	(530)	(5.6)%

The decrease in revenue in the Automotive end market of $295 million is the result of a decline in volumes in all of the related product groups. The weakness was primarily driven by Greater China (including Asia Pacific), through lower demand from both our distributors and OEM customers as a result of lower vehicle production and lower vehicle sales, but weakness was also seen in EMEA and the Americas.
The decrease in revenue in the Industrial & IoT end market of $214 million was essentially associated with our Microcontrollers product group with a decrease in distributor sales, primarily in Greater China (including Asia Pacific).
The net increase in revenue of $27 million in the Mobile end market was mostly driven by the strong adoption of our secure mobile wallet solutions with key OEMs, offset by declines in our semi-custom mobile analog interface products through our distribution channel and both within the Greater China (including Asia Pacific) region.
The increase of $88 million in the Communication Infrastructure & Other end market was related to robust growth in RF products in Greater China (including Asia Pacific) due to the adoption of the company’s massive-MIMO (“mMIMO”) solutions for the cellular basestation market, as mobile carriers began to increase network densification efforts ahead of future 5G cellular deployments but partly offset by a reduction in the company’s secure bank card and e-government product groups in Greater China (including Asia Pacific) as well as in Europe.

Gross Profit
Gross profit for the year-ended December 31, 2019 was $4,618 million, or 52.0% of revenue, compared to $4,851 million, or 51.6% of revenue, for the year-ended December 31, 2018. The decrease of $233 million was primarily driven by lower revenue resulting from lower demand. The gross margin percentage increased from 51.6% to 52.0%, due to a slightly more favorable end-market and customer mix and also due to the benefit of certain manufacturing cost controls.
Operating Expenses
Operating expenses for the year-ended December 31, 2019 totaled $4,002 million, or 45.1% of revenue, compared to $4,142 million, or 44% of revenue, for the year-ended December 31, 2018.

The following table below presents the composition of operating expenses by line item in the statement of operations.

($ in millions, unless otherwise stated)	2019	% of revenue	2018	% of revenue	% change
Research and development	1,643	18.5%	1,700	18.1%	(3.4)%
Selling, general and administrative	924	10.4%	993	10.6%	(6.9)%
Amortization of acquisition-related intangible assets	1,435	16.2%	1,449	15.4%	(1.0)%
Operating expenses	4,002	45.1%	4,142	44.0%	(3.4)%

The decrease in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses.

•R&D costs for the year-ended December 31, 2019 decreased by $57 million, or 3.4%, when compared to last year driven by:
- lower variable compensation costs;
- lower costs associated with the Qualcomm transaction;
+ higher restructuring costs; and
+ share-based compensation expenses.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

•SG&A costs for the year-ended December 31, 2019 decreased by $69 million, or 6.9%, when compared to last year mainly due to:
- lower salaries;
- lower variable compensation costs;
- lower costs associated with the Qualcomm transaction;
- reductions in information technology expenditures as well as in professional services; and
+ higher share-based compensation expenses driven by the equity reboot grant to executives in 2018.

•Amortization of acquisition-related intangible assets slightly decreased by $14 million, or 1.0%, when compared to last year driven by:
- certain intangibles became fully amortized during 2019; and
+ the start of amortization of intangible assets related to the Wifi Marvell acquisition.

Other Income (Expense)
As of January 1, 2019, income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for the years ended December 31, 2019 and 2018:

($ in millions)	2019	2018
Income from MSA and TSA arrangements	62	—
Expenses from MSA and TSA arrangements	(62)	—
Result from MSA and TSA arrangements	—	—
Other, net	25	2,001
Total	25	2,001

Other income (expense) reflects income of $25 million for 2019, compared to $2,001 million of income in 2018. Included in 2019 is $20 million relating to the sale of assets, whereas the 2018 amount included the $2 billion termination compensation received from Qualcomm.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2019	2018
Interest income	57	48
Interest expense	(370)	(273)
Total interest expense, net	(313)	(225)
Foreign exchange rate results	(15)	(14)
Extinguishment of debt	(11)	(26)
Miscellaneous financing costs/income and other, net	(11)	(70)
Total other financial income (expense)	(37)	(110)
Total	(350)	(335)

Financial income (expense) was an expense of $350 million in 2019, compared to an expense of $335 million in 2018. The change in financial income (expense) is primarily attributable to an increase in interest expenses, net of $88 million, as a result of higher debt levels throughout 2019, partially offset by lower debt extinguishment costs in 2019 versus 2018 of $15 million and the absence of the one time charge ($60 million) on certain financial instruments for compensation related to an adjustment event required by the termination of the Qualcomm transaction in 2018.

Benefit (Provision) for Income Taxes
We recorded an income tax expense of $20 million for the year-ended December 31, 2019, which reflects an effective tax rate of 6.9% compared to an expense of $176 million (7.4%) for the year-ended December 31, 2018.

	2019		2018
	$	%	$		%
Statutory income tax in the Netherlands	73	25.0	594		25.0

Rate differential local statutory rates versus statutory rate of the Netherlands	16	5.5	19		0.8
Net change in valuation allowance	59	20.2	10		0.4
Non-deductible expenses/losses	52	17.8	64		2.7
Sale of non-deductible goodwill	—	—	—	—	—
The U.S. Tax Cuts and Jobs Act	—	—	(3)		(0.1)
Tax on gains related to internal corporate reorganization transaction	—	—	—		—
Netherlands tax incentives	(68)	(23.2)	(252)		(10.6)
Foreign tax incentives	(118)	(40.5)	(119)		(5.0)
Adjustments of prior years’ income taxes	(3)	(1.2)	(83)		(3.5)
Other differences	9	3.3	(54)		(2.3)
Effective tax rate	20	6.9	176		7.4

The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, adjustments of prior years' income taxes, change in valuation allowance and non-deductible expenses. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•
The Company benefits from certain tax incentives, which reduce the effective tax rate in a relative location. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2019, the Netherlands tax incentives was lower than 2018, mainly due to the fact that NXP had received a break-up fee from Qualcomm of $2 billion in 2018 which drove a higher income before tax in 2018.

•
The adjustments to prior years’ income taxes was higher in 2018 as a result of the agreement NXP reached with the Dutch tax authorities relative to the application of the Dutch innovation box regime to the taxable income attributable to the Netherlands. This agreement is effective from January 1, 2017. As such, the Company was able to refine its estimate of the Dutch tax liability, recognizing an additional income tax benefit of $67 million in 2018.

•
The increase in the valuation allowance is mainly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration.

•	The higher other differences in 2018 relate primarily to a tax benefit on the liquidation of a former investment of $45 million.

On a go-forward basis, cash payments for corporate income taxes that are relative to our on-going operations are expected at $45 – $50 million per quarter during 2020. Our future cash payments for income taxes will also be impacted by non-recurring events, resulting in additional payments of $125 million in total, which will be paid in 2020.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a gain of $1 million in 2019, whereas in 2018, results relating to equity-accounted investees amounted to a gain of $59 million, which includes a net gain realized of $51 million resulting from the sale of ASEN in July 2018.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $29 million for the year-ended December 31, 2019, compared to a profit of $50 million for the year-ended December 31, 2018.

Financial Condition, Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. As of December 31, 2019, our cash balance was $1,045 million, a decrease of $1,744 million compared to December 31, 2018 ($2,789 million). Taking into account the available undrawn amount of the Unsecured Revolving Credit Facility (the “RCF Agreement”) of $1,500 million, we had access to $2,545 million of liquidity as of December 31, 2019.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next year. Our capital expenditures were $526 million in 2019, compared to $611 million in 2018.

The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2019	2018
Shares repurchased	15,865,718	54,376,181
Cost of shares repurchased	1,443	5,006
Average price per share	$90.94	$92.07

Effective July 26, 2018, the board of directors of NXP, as authorized by its annual general meeting of shareholders (the “AGM”), authorized the repurchase of $5 billion of the Company’s stock period of 18 months. In October 2018, the board of directors of NXP authorized the additional repurchase of shares up to a maximum of 20% (approximately 69 million shares) of the number of shares issued. As of year-end 2018, NXP repurchased 54.4 million shares, for a total of approximately $5 billion, of which a number of 17,300,143 shares had been cancelled. Effective June 17, 2019, the board of directors of NXP, as authorized by its annual general meeting of shareholders (the “AGM”), renewed and revised this authorization for a period of 18 months to repurchase ordinary shares up to the statutory limit. During the fiscal year-ended December 31, 2019 NXP repurchased 15.9 million shares, for a total of approximately $1.4 billion, of which a number of 13.2 million shares had been cancelled. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

On November 27, 2019, the Company, as authorized by the June 2019 AGM, canceled approximately 4% (representing 13,183,081 shares) of the issued number of NXP shares. As a result, the number of issued NXP shares as per November 27, 2019 is 315,519,638 shares.

On September 10, 2018, NXP announced the initiation of a Quarterly Dividend Program under which the Company intends to pay a regular quarterly cash dividend. Accordingly, interim dividends of $0.25 per ordinary share were paid on March 15, 2019 and June 13, 2019, and dividends of $0.375 per ordinary share were paid on October 4, 2019 and January 6, 2020.

($ in millions, unless otherwise stated)	2019	2018
Dividend per share	1.25	0.50
Amount	351	147

Our total debt amounted to $7,365 million as of December 31, 2019, an increase of $11 million compared to December 31, 2018 ($7,354 million). On December 2, 2019, NXP retired the $1.15 billion outstanding principal amount of the 1.0% Cash Convertible Senior Notes at maturity.

At December 31, 2019, our cash balance was $1,045 million, of which $188 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. There was no dividend declared in 2019 (in 2018, a dividend of $139 million has been paid by SSMC).

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to arrange for new debt and equity financing to fund the transaction. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. In the future, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness. Our business may not generate sufficient cash flow from operations, or we may not have enough capacity under the RCF Agreement, or from other sources in an amount sufficient to enable us to repay our indebtedness, including the RCF Agreement, the unsecured notes or to fund our other liquidity needs, including working capital and capital expenditure requirements. In any such case, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. See Part I, Item 1A. Risk Factors.

Cash Flow from Operating Activities
For the year-ended December 31, 2019 our operating activities provided $2,373 million in cash. This was primarily the result of net income of $272 million, adjustments to reconcile the net income of $2,261 million and changes in operating assets and liabilities of ($160) million. Adjustments to net income includes offsetting non-cash items, such as depreciation and amortization of $2,047 million, share-based compensation of $346 million, amortization of the discount on debt and debt issuance costs of $53 million, a gain on sale of assets of ($20) million, a loss on extinguishment of debt of $11 million, results relating to equity-accounted investees of ($1) million and changes in deferred taxes of ($175) million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $116 million decrease in receivables and other current assets was primarily due to the decrease in accounts receivable, net, which was driven by the linearity in revenue and the related timing of cash collections in the fourth quarter of 2019 compared with the same period in 2018.

The $128 million decrease in inventories was primarily related to management's efforts to align inventory on hand with the current demand forecasts in the fourth quarter of 2019 compared with the same period in 2018 along with the reclassification of $8 million of inventory related to Voice and Audio Solutions as held for sale, offset by $50 million of inventory that was acquired as part of the acquisition of assets from Marvell.

The $460 million decrease in accounts payable and other liabilities was primarily related to a decrease in other liabilities resulting from the $197 million payment of an income tax payable related to the Qualcomm break-up fee received in 2018, a decrease of $90 million related to the accrual for variable compensation, a decrease of $76 million related to the accrual for litigation matters, coupled with a decrease of $55 million in accounts payable due to timing in the fourth quarter of 2019 compared with the same period in 2018.

The $43 million decrease in other non-current assets was primarily related to the decrease of $44 million for insurance claims in relation to litigation matters as a result of settlement activity.

For the year-ended December 31, 2018 our operating activities provided $4,369 million in cash. This was primarily the result of net income of $2,258 million, adjustments to reconcile the net income of $2,114 million and changes in operating assets and liabilities of ($3) million. Net income includes offsetting non-cash items, such as depreciation and amortization of $1,987 million, share-based compensation of $314 million, amortization of the discount on debt and debt issuance costs of $52 million, a loss on extinguishment of debt of $26 million, results relating to equity-accounted investees of ($54) million and changes in deferred taxes of ($211) million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $2,284 million for the year-ended December 31, 2019 and principally consisted of the cash outflows for purchases of interests in businesses (net of cash) of $1,698 million, relating to the acquisition of the Wifi assets of Marvell, capital expenditures of $526 million and $102 million for the purchase of identified intangible assets, partly offset by proceeds of $37 million from the sale of businesses (net of cash) and $23 million from the disposal of property, plant and equipment.

Net cash used for investing activities amounted to $522 million for the year-ended December 31, 2018 and principally consisted of the cash outflows for capital expenditures of $611 million and $50 million for the purchase of identified intangible assets, partly offset by proceeds of $159 million from the sale of businesses (net of cash).

Cash Flow from Financing Activities
Net cash used for financing activities was $1,831 million for the year-ended December 31, 2019 compared to $4,597 million for the year-ended December 31, 2018. The cash flows related to financing transactions in 2019 and 2018 are primarily related to the financing activities described below under the captions 2019 Financing Activities and 2018 Financing Activities.

In addition to the financing activities described below, net cash used for financing activities by year included:

($ in millions)	Year ended December 31,
	2019	2018
Dividends paid to non-controlling interests	—	(54)
Dividends paid to common stockholders	(319)	(74)
Cash proceeds from exercise of stock options	84	39
Purchase of treasury shares	(1,443)	(5,006)
Cash paid for terminated acquisition adjustment event	—	(60)
Cash paid on behalf of shareholders for tax on repurchased shares	(128)	(142)

2019 Financing Activities

2024 Revolving Credit Facility
On June 11, 2019, NXP B.V. together with NXP Funding LLC, entered into a $1.5 billion unsecured revolving credit facility agreement, replacing the $600 million secured revolving credit facility, entered into on December 7, 2015.

2020 Senior Notes
On June 11, 2019, NXP B.V. together with NXP Funding LLC, commenced a cash tender offer for any and all of their $600 million outstanding aggregate principal amount of the 4.125% Senior Notes due 2020 (“4.125% 2020 Notes”). An amount of $553 million aggregate principal amount of the 4.125% 2020 Notes were tendered in this offer and retired on June 18, 2019. The remaining $47 million were redeemed under the terms of the indenture governing these notes on July 3, 2019.

2026 and 2029 Senior Unsecured Notes
On June 18, 2019, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $750 million of 3.875% Senior Unsecured Notes due 2026 and $1 billion of 4.3% Senior Unsecured Notes due 2029. NXP used a portion of the net proceeds of the offering of these notes to repay in full, the 2020 Senior Notes, as described above. The remaining proceeds were used to refinance the $1,150 million aggregate principal amount of Cash Convertible Notes due 2019 issued by NXP Semiconductors N.V. on December 1, 2014 upon the maturity of these notes on December 1, 2019.

2019 Cash Convertible Senior Notes
On December 2, 2019, NXP repaid the Cash Convertible Notes upon their maturity through a combination of available cash and payments made by the counterparties under privately negotiated convertible note hedge transactions (the “Cash Convertible Notes Hedges”), as further described in Note 14 of the notes to consolidated financial statements in this report.

2018 Financing Activities

2024, 2026 and 2028 Senior Unsecured Notes
On December 6, 2018, NXP B.V., together with NXP Funding LLC, issued $1 billion of 4.875% Senior Unsecured Notes due March 1, 2024, $500 million of 5.35% Senior Unsecured Notes due March 1, 2026 and

$500 million of 5.55% Senior Unsecured Notes due 2028. NXP used a portion of the net proceeds of the offering of these notes to repay in full the Bridge Loan, as described below. The remaining proceeds will be used for general corporate purposes, which may include the repurchase of additional shares of NXP’s common stock.

2019 Bridge Loan
On September 19, 2018, NXP B.V., together with NXP Funding LLC, entered into a $1 billion senior unsecured bridge term credit facility agreement under which an aggregate principal amount of $1 billion of term loans (the “Bridge Loan”) was borrowed. The Bridge Loan was to mature on September 18, 2019 and the interest at a LIBOR rate plus an applicable margin of 1.5 percent. NXP used the net proceeds of the Bridge Loan for general corporate purposes as well as to finance parts of the announced equity buy-back program. On December 6, 2018, the Bridge Loan was repaid in full, as described above.

2018 Senior Notes
On March 8, 2018, NXP B.V., together with NXP Funding LLC, delivered notice that it would repay to holders of its 3.75% Senior Notes due 2018 (the “2018 Notes”) $750 million of the outstanding aggregate principal amount of the 2018 Notes, which represented all of the outstanding aggregate principal amount of the 2018 Notes. The repayment occurred in April 2018 using available surplus cash.

2023 Senior Notes
On March 2, 2018, NXP B.V., together with NXP Funding LLC, delivered notice that it would repay to holders of its 5.75% Senior Notes due 2023 (the “2023 Notes”) $500 million of the outstanding aggregate principal amount of the 2023 Notes, which represented all of the outstanding aggregate principal amount of the 2023 Notes. The repayment occurred in April 2018 using available surplus cash.

Debt Position

Short-term Debt
As of December 31, 2019, there was no short-term debt outstanding.
As of December 31, 2018, our short-term debt amounted to $1,107 million.

Long-term Debt
As of December 31, 2019, we had outstanding debt of:

($ in millions)	December 31, 2018	Accrual/release Original Issuance/Debt Discount and Debt Issuance Cost	Debt Exchanges/ Repurchase/ New Borrowings	Other(10)	December 31, 2019
U.S. dollar-denominated 4.125% senior unsecured notes due June 2020 (1)	598	2	(600)	—	—
U.S. dollar-denominated 4.125% senior unsecured notes due June 2021 (2)	1,349	1	—	—	1,350
U.S. dollar-denominated 4.625% senior unsecured notes due June 2022 (3)	398	—	—	—	398
U.S. dollar-denominated 3.875% senior unsecured notes due September 2022 (4)	995	2	—	—	997
U.S. dollar-denominated 4.625% senior unsecured notes due June 2023 (5)	895	1	—	—	896
U.S. dollar-denominated 4.875% senior unsecured notes due March 2024 (6)	994	—	—	—	994
U.S. dollar-denominated 5.35% senior unsecured notes due March 2026 (6)	497	—	—	—	497
U.S. dollar-denominated 3.875% senior unsecured notes due June 2026 (7)	—	1	745	—	746
U.S. dollar-denominated 5.55% senior unsecured notes due December 2028 (6)	496	—	—	—	496
U.S. dollar-denominated 4.3% senior unsecured notes due June 2029 (7)	—	—	991	—	991
	6,222	7	1,136	—	7,365
RCF Agreement (8)	—	—	—	—	—
Other long-term debt (9)	25	—	—	(25)	—
Total long-term debt	6,247	7	1,136	(25)	7,365
(1) On June 9, 2015, we issued $600 million aggregate principal amount of 4.125% Senior Unsecured Notes due 2020. On June 11, 2019, an amount of $553 million aggregate principal amount were tendered and on June 18, 2019, retired. The remaining $47 million were redeemed under the terms of the indenture governing these notes on July 3, 2019.
(2) On May 23, 2016, and August 1, 2016, we issued $850 million and $500 million, respectively, aggregate principal amount of 4.125% Senior Unsecured Notes due 2021.
(3) On June 9, 2015, we issued $400 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2022.
(4) On August 11, 2016, we issued $1,000 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2022.
(5) On May 23, 2016, we issued $900 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2023.
(6) On December 6, 2018, we issued $1,000 million aggregate principal amount of 4.875% Senior Unsecured Notes due 2024, $500 million aggregate principal amount of 5.35% Senior Unsecured Notes due 2026 and $500 million aggregate principal amount of 5.55% Senior Unsecured Notes due 2028.
(7) On June 18, 2019, we issued $750 million of 3.875% Senior Unsecured Notes due 2026 and $1 billion of 4.3% Senior Unsecured Notes due 2029.
(8) On June 11, 2019, we entered into a $1.5 billion unsecured revolving credit facility agreement, replacing the $600 million secured revolving credit facility, entered into on December 7, 2015.
(9) Other long-term debt consists primarily of capital lease obligations.

(10) Other mainly relates to the reclassification of capital lease obligations to current and non-current other liabilities due to the adoption of the new lease standard in 2019.

We may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. See the discussion in Part II, Item 7. Financial Condition, Liquidity and Capital Resources above.

2019 Cash Convertible Senior Notes
We repaid the Cash Convertible Notes upon their maturity on December 1, 2019 through a combination of available cash and payments made by the counterparties under privately negotiated convertible note hedge transactions (the “Cash Convertible Notes Hedges”), as further described in Note 14 of the notes to consolidated financial statements in this report.

For a detailed description of the Warrants underlying the Cash Convertible Notes Hedge, refer to Note 14 of the notes to consolidated financial statements included in this report.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements

Contractual Obligations
Presented below is a summary of our contractual obligations as of December 31, 2019.

($ in millions)	Total	2020	2021	2022	2023	2024	2025 and thereafter
Principal payments on debt	7,400	—	1,350	1,400	900	1,000	2,750
Interest payments on debt	1,579	331	297	251	193	135	372
Finance lease obligations	33	3	3	3	3	3	18
Operating lease obligations	260	68	51	37	30	22	52
Long-term purchase obligations	290	206	35	11	6	6	26
Technology license obligations	188	85	73	24	6	—	—
Total contractual cash obligations (1), (2)	9,750	693	1,809	1,726	1,138	1,166	3,218

(1)
As of December 31, 2019, we had reserves of $170 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in the long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

(2)
Certain of these obligations are denominated in currencies other than U.S. dollars, and have been translated from foreign currencies into U.S. dollars based on an aggregate average rate of $1.1209 per €1.00, in effect at December 31, 2019. As a result, the actual payments will vary based on any change in exchange rate.

In addition to the above obligations, we enter into a variety of agreements in the normal course of business, containing provisions that certain penalties may be charged if we do not fulfill our commitments. It is not possible to predict with certainty the maximum potential amount of future payments under these or similar provisions due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular case. Historically, payments pursuant to such provisions have not been material and we believe that any future payments required pursuant to such provisions would not have a material adverse effect on our consolidated financial condition. However, such payments may be material to our Consolidated Statement of Operations for a specific period.

We sponsor pension plans in many countries in accordance with legal requirements, customs and the local situation in the countries involved. These are defined-benefit pension plans, defined contribution pension plans and multi-employer plans. Contributions to funded pension plans are made as necessary, to provide sufficient assets to meet future benefits payable to plan participants. These contributions are determined by various factors, including funded status, legal and tax considerations and local customs. The expected cash outflows in 2020 and subsequent years are uncertain and may change as a consequence of statutory funding requirements as well as changes in actual versus currently assumed discount rates, estimations of compensation increases and returns on pension plan assets.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation of inventory, which impacts gross margin;

•
the assessment of recoverability of goodwill, identified intangible assets and tangible fixed assets, which impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation or amortization;

•	revenue recognition, which impacts our results of operations;

•	the recognition of current and deferred income taxes (including the measurement of uncertain tax positions), which impacts our provision for income taxes;

•	the assumptions used in the determination of postretirement benefit obligations, which impacts operating expenses;

•	the assumptions used in the determination of share based compensation, which impacts gross margin and operating expenses; and

•	the recognition and measurement of loss contingencies, which impacts gross margin or operating expenses when we recognize a loss contingency or revise the estimates for a loss contingency.

In the following section, we discuss these policies further, as well as the estimates and judgments involved.

Inventories
Inventories are valued at the lower of cost or market. We regularly review our inventories and write down our inventories for estimated losses due to obsolescence. This allowance is determined for groups of products based on sales of our products in the recent past and/or expected future demand. Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change with little or no forewarning. In estimating obsolescence, we utilize information that includes projecting future demand.

The need for strategic inventory levels to ensure competitive delivery performance to our customers are balanced against the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

The change in our reserves for inventories was primarily due to the normal review and accrual of obsolete or excess inventory. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Goodwill
Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Such events or changes in circumstances can be significant changes in business climate, operating performance or competition, or upon the disposition of a significant portion of a reporting unit. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual test dates. This impairment review compares the fair value for each reporting unit containing goodwill to its carrying value. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, including projected future cash flows, discount rates based on weighted average cost of capital and future economic and market conditions. We base our fair-value estimates on assumptions we believe to be reasonable. Actual cash flow amounts for future periods may differ from estimates used in impairment testing.

For the annual impairment assessment for the year-ended December 31, 2019, we determined that for our reporting unit,the fair value exceeded the carrying value. During the third and fourth quarter of each of the prior two fiscal years, respectively, we have completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

Impairment or disposal of identified intangible assets and tangible fixed assets
We perform reviews of property, plant and equipment, and certain identifiable intangibles, excluding goodwill, to determine if facts and circumstances indicate that the useful life is shorter than what we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Impairment losses, if any, are based on the excess of the carrying amount over the fair value of those assets.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. In 2019 and 2018, we had no impairments. In 2017, we recognized impairment charges of $23 million, of which $16 million relative to IPR&D that was acquired from Freescale.

Revenue recognition
The Company recognizes revenue under the core principle to depict the transfer of control to customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The vast majority of the Company’s revenue is derived from the sale of semiconductor products to distributors, Original Equipment Manufacturers (“OEMs”) and similar customers. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The estimate of variable consideration is not constrained because the Company has extensive experience with these contracts.

Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, and whether risks and rewards of ownership having transferred to the customer.

For sales to distributors, revenue is recognized upon transfer of control to the distributor. For some distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These conditions generally relate to the time period during which a return is allowed and reflect customary conditions in the particular geographic market. Other return conditions relate to circumstances arising at the end of a product life cycle, when certain distributors are permitted to return products purchased during a pre-defined period after the Company has announced a product’s pending discontinuance. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a very small percentage of the sales of this type to distributors is actually returned. Repurchase agreements with OEMs or distributors are not entered into by the Company.

Sales to most distributors are made under programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities. These programs may include credits granted to distributors, or allow distributors to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. In determining the transaction price, the Company considers the price adjustments from these programs to be variable consideration that reduce the amount of revenue recognized. The Company’s policy is to estimate such price adjustments using the most likely method based on rolling historical experience rates, as well as a prospective view of products and pricing in the distribution channel for distributors who participate in our volume rebate incentive program. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and inventory levels. The estimates are also adjusted when recent historical data does not represent anticipated future activity. Historically, actual price adjustments for these programs relative to those estimated have not materially differed.

Income taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Measurement of deferred tax assets and liabilities is based upon the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities for withholding taxes on dividends from subsidiaries are recognized in situations where the company does not consider the earnings indefinitely reinvested and to the extent that these withholding taxes are not expected to be refundable.

Deferred tax assets, including assets arising from loss carryforwards, are recognized, net of a valuation allowance, if based upon the available evidence it is more likely than not that the asset will be realized.

The income tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities. The income tax benefit recognized is measured based on the largest benefit that is more than 50% likely to be realized upon resolution of the uncertainty. Unrecognized tax benefits are presented as a reduction to the deferred tax asset for related net operating loss carryforwards, unless these would not be available, in which case the uncertain tax benefits are presented together with the related interest and penalties as a liability, under accrued liabilities and other non-current liabilities based on the timing of the expected payment. Penalties are recorded as income tax expense, whereas interest is reported as financial expense in the statement of operations.

Postretirement benefits
The Company’s employees participate in pension and other postretirement benefit plans in many countries. The costs of pension and other postretirement benefits and related assets and liabilities with respect to the Company’s employees participating in defined-benefit plans are based upon actuarial valuations.

The projected defined-benefit obligation is calculated annually by qualified actuaries using the projected unit credit method. For the Company’s major plans, the discount rate is derived from market yields on high quality corporate bonds. Plans in countries without a deep corporate bond market use a discount rate based on the local government bond rates.

In calculating obligation and expense, the Company is required to select actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation costs determined based on current market conditions, historical information and consultation with and input from our actuaries. Changes in the key assumptions can have a significant impact to the projected benefit obligations, funding requirements and periodic pension cost incurred.

The Company determines the fair value of plan assets based on quoted prices or comparable prices for non-quoted assets. For a defined-benefit pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement defined benefit plan it is the accumulated postretirement benefit obligation.

Share-based compensation
We recognize compensation expense for all share-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. We use the Black-Scholes option pricing model to determine the estimated fair value for certain awards. Share-based compensation cost for restricted share units (“RSUs”) with time-based vesting is measured based on the closing fair market value of our common stock on the date of the grant, reduced by the present value of the estimated expected future dividends, and then multiplied by the number of RSUs granted. Share-based compensation cost for performance-based share units (“PSUs”) granted with performance or market conditions is measured using a Monte Carlo simulation model on the date of grant.

Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. When establishing the expected life assumption, we used the ‘simplified’ method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption. We also estimate a forfeiture rate at the time of grant and revise this rate in subsequent periods if actual forfeitures or vesting differ from the original estimates.

We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellation of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Litigation and claims
We are regularly involved as plaintiffs or defendants in claims and litigation related to our past and current business operations. The claims can cover a broad range of topics, including intellectual property, reflecting the Company’s identity as a global manufacturing and technology business. The Company vigorously defends itself against improper claims, including those asserted in litigation. Due to the unpredictable nature of litigation, there can be no assurance that the Company’s accruals will be sufficient to cover the extent of its potential exposure to losses but, historically, legal actions have not had a material adverse effect on the Company’s business, results of operations or financial condition.

The estimated aggregate range of reasonably possible losses is based on currently available information in relation to the claims that have arisen and on the Company’s best estimate of such losses for those cases for which such estimate can be made. For certain claims, the Company believes that an estimate cannot currently be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Use of Certain Non-GAAP Financial Measures
Net debt is a non-GAAP financial measure and represents total debt (short-term and long-term) after deduction of cash and cash equivalents. Management believes this measure is appropriate to calculate our net leverage.

We understand that, although net debt is used by investors and securities analysts in their evaluation of companies, this concept has limitations as an analytical tool and it should not be used as an alternative to any other measure in accordance with U.S. GAAP.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk
Our RCF Agreement has a $1,500 million borrowing capacity with a floating rate interest. As there are currently no borrowings under this facility, a hypothetical increase in LIBOR based interest rates would not have caused any change to our interest expense on our floating rate debt.

Additional information regarding our notes is provided in Note 2 - Significant Accounting Policies, and Note 14 - Debt, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report is incorporated herein by reference.

Foreign Currency Risks
We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are only used for hedging purposes and not for trading or speculative purposes. Counterparties to our derivatives contracts are all major banking institutions. In the event of financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligation to us, which could have a negative impact on our results. The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments or from option pricing models, as appropriate and record these as assets or liabilities in the balance sheet. Changes in the fair values are recognized in the statement of operations immediately unless cash flow hedge accounting is applied. A summary of our foreign currency accounting policies is provided in Note 2 - Significant Accounting Policies, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report is incorporated herein by reference.

At December 31, 2019 our net asset related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $9 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

Financial assets and liabilities held by consolidated subsidiaries that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations and may affect reported earnings. As a global company, we face exposure to adverse movements in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could experience unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments.
Our primary foreign currency exposure relates to the U.S. dollar to euro exchange rate. However, our foreign currency exposures also relate, but are not limited, to the Chinese Yuan, the Japanese Yen, the Pound Sterling, the Malaysian Ringgit, the Singapore Dollar, the Taiwan Dollar and the Thailand Baht.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NXP Semiconductors N.V.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NXP Semiconductors N.V. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of fair value of certain intangible assets acquired in Marvell business acquisition
As discussed in Note 3 to the consolidated financial statements, on December 6, 2019, the Company acquired Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets (“Marvell”) in a business combination for net consideration of $1,705 million. The assets acquired included amongst others $324 million of developed technology and $170 million of in-process R&D. Management valued these intangible assets on a preliminary basis using the multi-period excess earnings method under the income approach. This method reflects the present values of the projected cash flows that are expected to be generated by the developed technology and in-process R&D less charges representing the contribution of other assets to those cash flows.
We identified the evaluation of the preliminary acquisition date fair values of the developed technology and in-process R&D as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted cash flow models used to calculate the acquisition-date fair value of these intangible assets including the allocation of projected cash flows between developed technology and in-process R&D. In addition, the discounted cash flow models included internally-developed assumptions such as expected revenue growth rates, profitability and discount rates, and the calculated fair values of such assets were sensitive to possible changes to these assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process including controls related to the development of the assumptions based on comparable market data. We compared the assumptions, including the Company’s forecasted growth rates and profitability, to those of market participants. We also involved valuation professionals with specialized skills and knowledge, who assisted in developing an estimate of the fair value of the acquired business using the Company’s cash flow forecast and an independently developed discount rate, and evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities and transactions.

Evaluation of the accrued liability and disclosure of range of reasonably possible losses related to personal injury claims
As discussed in Note 16 to the consolidated financial statements, the Company is involved as a defendant in personal injury claims. Specifically, the Company is involved in legal proceedings claiming personal injuries to the children of former employees as a result of the employees’ alleged exposure to chemicals used in semiconductor manufacturing clean room environments operated by the Company or former parent companies Philips and Motorola. These personal injury claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects. As at December 31, 2019, the Company has accrued $44 million and disclosed the aggregate range of reasonably possible losses in excess of the amount accrued between $0 million and $66 million for potential and current legal proceedings, of which a portion relates to personal injury claims.
We identified the evaluation of the accrued liability and the disclosure of the aggregate range of reasonably possible losses in excess of the amount accrued related to personal injury claims as a critical audit matter, because it required subjective auditor judgment. This is due to the nature of the estimate resulting from the varying stages of the proceedings, the existence of multiple defendants in such claims whose share of liability has yet to be determined, the numerous unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s personal injury claims accrual and disclosure process, including controls related to the evaluation of information from external and internal legal counsel and controls related to the development of assumptions and review of other information used in the Company’s calculations. We inspected letters received directly from the Company’s external legal counsel to confirm underlying information used by the Company in its calculation of the accrual and the range of reasonably possible losses. We inquired of management and its internal legal counsel and evaluated key inputs and assumptions used in its calculation. We evaluated the Company’s ability to estimate its monetary exposure to personal injury claims by comparing historically recorded liabilities to actual amounts incurred through settlement agreements.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2009.

Amstelveen, the Netherlands
February 27, 2020

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2019	2018	2017
Revenue	8,877	9,407	9,256
Cost of revenue	(4,259)	(4,556)	(4,637)

Gross profit	4,618	4,851	4,619

Research and development	(1,643)	(1,700)	(1,554)
Selling, general and administrative	(924)	(993)	(1,090)
Amortization of acquisition-related intangible assets	(1,435)	(1,449)	(1,448)
Total operating expenses	(4,002)	(4,142)	(4,092)
Other income (expense)	25	2,001	1,575

Operating income (loss)	641	2,710	2,102

Financial income (expense):
Extinguishment of debt	(11)	(26)	(41)
Other financial income (expense)	(339)	(309)	(325)

Income (loss) before income taxes	291	2,375	1,736

Benefit (provision) for income taxes	(20)	(176)	483
Results relating to equity-accounted investees	1	59	53

Net income (loss)	272	2,258	2,272

Less: Net income (loss) attributable to non-controlling interests	29	50	57
Net income (loss) attributable to stockholders	243	2,208	2,215

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	0.86	6.78	6.54
– Diluted	0.85	6.72	6.41

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	282,056	325,781	338,646
– Diluted	285,911	328,606	345,802
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2019	2018	2017
Net income (loss)	272	2,258	2,272

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges *	5	(11)	10
Change in foreign currency translation adjustment *	(15)	(51)	156
Change in net actuarial gain (loss)	(38)	5	(16)
Change in net unrealized gains (losses) available-for-sale securities *	—	3	(7)

Total other comprehensive income (loss)	(48)	(54)	143

Total comprehensive income (loss)	224	2,204	2,415

Less: Comprehensive income (loss) attributable to non-controlling interests	29	50	57

Total comprehensive income (loss) attributable to stockholders	195	2,154	2,358

*
Reclassification adjustments included in Cost of revenue, Selling, general and administrative, Research and development and Results relating to equity-accounted investees in the Consolidated Statements of Operations.

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	1,045	2,789
Accounts receivables, net	667	792
Assets held for sale	50	—
Inventories, net	1,192	1,279
Other current assets	313	365
Total current assets	3,267	5,225

Non-current assets:
Other non-current assets	732	545
Property, plant and equipment, net	2,448	2,436
Identified intangible assets, net	3,620	4,467
Goodwill	9,949	8,857
Total non-current assets	16,749	16,305

Total assets	20,016	21,530
Liabilities and equity
Current liabilities:
Accounts payable	944	999
Restructuring liabilities - current	32	60
Accrued liabilities	815	1,219
Short-term debt	—	1,107
Total current liabilities	1,791	3,385

Non-current liabilities:
Long-term debt	7,365	6,247
Restructuring liabilities	—	5
Deferred tax liabilities	282	450
Other non-current liabilities	923	753
Total non-current liabilities	8,570	7,455
Equity:
Non-controlling interests	214	185
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2018: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2018: 430,503,000 shares)
Issued and fully paid: 315,519,638 shares (2018: 328,702,719 shares)	64	67
Capital in excess of par value	15,184	15,460
Treasury shares, at cost: 34,082,242 shares (2018: 35,913,021 shares)	(3,037)	(3,238)
Accumulated other comprehensive income (loss)	75	123
Accumulated deficit	(2,845)	(1,907)
Total Stockholders’ equity	9,441	10,505
Total equity	9,655	10,690
Total liabilities and equity	20,016	21,530
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	272	2,258	2,272
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,047	1,987	2,173
Share-based compensation	346	314	281
Amortization of discount on debt	42	42	40
Amortization of debt issuance costs	11	10	12
Net (gain) loss on sale of assets	(20)	—	(1,615)
(Gain) loss on extinguishment of debt	11	26	41
Results relating to equity-accounted investees	(1)	(54)	(22)
Deferred tax expense (benefit)	(175)	(211)	(797)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	116	187	31
(Increase) decrease in inventories	128	(65)	(120)
Increase (decrease) in accounts payable and accrued liabilities	(460)	(129)	225
Decrease (increase) in other non-current assets	43	(22)	(100)
Exchange differences	15	14	30
Other items	(2)	12	(4)
Net cash provided by (used for) operating activities	2,373	4,369	2,447
Cash flows from investing activities:
Purchase of identified intangible assets	(102)	(50)	(66)
Capital expenditures on property, plant and equipment	(526)	(611)	(552)
Proceeds from disposals of property, plant and equipment	23	1	2
Purchase of interests in businesses, net of cash acquired	(1,698)	(18)	—
Proceeds from sale of interests in businesses, net of cash divested	37	159	2,682
Purchase of available-for-sale securities	(19)	(9)	—
Proceeds from the sale of securities	1	2	—
Proceeds from return of equity investment	—	4	—
Other	—	—	6
Net cash provided by (used for) investing activities	(2,284)	(522)	2,072
Cash flows from financing activities:
Payment of cash convertible note	(1,150)	—	—
Proceeds from settlement of cash convertible note hedge	144	—	—
Payment of bond hedge derivatives - convertible option	(145)	—	—
Repayment of Bridge Loan	—	(1,000)	—
Proceeds from Bridge Loan	—	1,000	—
Repurchase of long-term debt	(600)	(1,273)	(2,728)
Principal payments on long-term debt	—	(1)	(16)
Proceeds from the issuance of long-term debt	1,750	1,997	—
Cash paid for debt issuance costs	(24)	(23)	—
Cash paid for terminated acquisition adjustment event	—	(60)	—
Dividends paid to non-controlling interests	—	(54)	(89)
Dividends paid to common stockholders	(319)	(74)	—
Cash proceeds from exercise of stock options	84	39	233

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)

Purchase of treasury shares and restricted stock unit withholdings	(1,443)	(5,006)	(286)
Cash paid on behalf of shareholders for tax on repurchased shares	(128)	(142)	—
Net cash provided by (used for) financing activities	(1,831)	(4,597)	(2,886)
Effect of changes in exchange rates on cash positions	(2)	(8)	20
Increase (decrease) in cash and cash equivalents	(1,744)	(758)	1,653
Cash and cash equivalents at beginning of period	2,789	3,547	1,894
Cash and cash equivalents at end of period	1,045	2,789	3,547
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	242	177	245
Income taxes, net of refunds	368	188	356
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	21	—	2,688
Book value of these assets	(1)	—	(1,073)
	20	—	1,615
Non-cash adjustment related to the adoption of ASC 606:
Receivables	—	(36)	—
Inventories	—	22	—
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2019, 2018 and 2017

($ in millions, unless otherwise stated)	Outstan-ding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumul-ated other compre-hensive income (loss)	Accumu-lated deficit	Total stockhol-ders’ equity	Non- controll-ing interests	Total equity
Balance as of December 31, 2016	335,392	71	15,679	(915)	34	(3,934)	10,935	221	11,156

Net income (loss)						2,215	2,215	57	2,272
Other comprehensive income					143		143		143
Share-based compensation plans			281				281		281
Shares issued pursuant to stock awards	10,054			859		(626)	233		233
Treasury shares and restricted stock unit withholdings	(2,522)			(286)			(286)		(286)
Dividends non-controlling interests							—	(89)	(89)
Cumulative effect adjustments						6	6		6
Balance as of December 31, 2017	342,924	71	15,960	(342)	177	(2,339)	13,527	189	13,716

Net income (loss)						2,208	2,208	50	2,258
Other comprehensive income					(57)		(57)		(57)
Share-based compensation plans			311				311		311
Shares issued pursuant to stock awards	4,242			457		(418)	39		39
Treasury shares and restricted stock unit withholdings	(37,076)			(3,353)			(3,353)		(3,353)
Treasury shares, retired	(17,300)	(4)	(811)			(838)	(1,653)		(1,653)
Shareholder tax on repurchased shares						(381)	(381)		(381)
Dividends non-controlling interests							—	(54)	(54)
Dividends common stock						(147)	(147)		(147)
Cumulative effect adjustments					3	8	11		11
Balance as of December 31, 2018	292,790	67	15,460	(3,238)	123	(1,907)	10,505	185	10,690

Net income (loss)						243	243	29	272
Other comprehensive income					(48)		(48)		(48)
Share-based compensation plans			356				356		356
Shares issued pursuant to stock awards	4,513			422		(338)	84		84
Treasury shares and restricted stock unit withholdings	(2,683)			(221)			(221)		(221)
Treasury shares, retired	(13,183)	(3)	(632)			(587)	(1,222)		(1,222)
Shareholder tax on repurchased shares						95	95		95
Dividends common stock						(351)	(351)		(351)
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Notes to the Consolidated Financial Statements
All amounts in millions of $ unless otherwise stated

Note 1 – Basis of Presentation and Overview
The Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Net income (loss) includes the portion of the earnings of subsidiaries applicable to non-controlling interests. The income (loss) and equity attributable to non-controlling interests are disclosed separately in the Consolidated Statements of Operations and in the Consolidated Balance Sheets under non-controlling interests. We have reclassified certain prior period amounts to conform to current period presentation.

Segment reporting
Prior to January 1, 2019, HPMS was our sole reportable segment. Corporate and Other represented the remaining portion to reconcile to the Consolidated Financial Statements. Effective January 1, 2019, NXP removed the reference to HPMS in its organizational structure in acknowledgment of the one reportable segment representing the entity as a whole and reflects the way in which our chief operating decision maker executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Marvell
In December 2019, we completed the acquisition of Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets, for $1.7 billion in cash, net of closing adjustments.

Note 2 - Significant Accounting Policies

Revenue recognition
The Company recognizes revenue under the core principle to depict the transfer of control to customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The vast majority of the Company’s revenue is derived from the sale of semiconductor products to distributors, Original Equipment Manufacturers (“OEMs”) and similar customers. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The process of evaluating these factors is highly subjective and requires significant estimates, including, but not limited to, forecasted demand, returns, pricing assumptions and inventory levels. The estimate of variable consideration is not constrained because the Company has extensive experience with these contracts.

Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, and whether risks and rewards of ownership having transferred to the customer. The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

For sales to distributors, revenue is recognized upon transfer of control to the distributor. For some distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These conditions generally relate to the time period during which a return is allowed and reflect customary conditions in the particular geographic market. Other return conditions relate to circumstances arising at the end of a product life cycle, when certain distributors are permitted to return products purchased during a pre-defined period after the Company has announced a product’s pending discontinuance. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a very small percentage of the sales of this type to distributors is actually returned. Repurchase agreements with OEMs or distributors are not entered into by the Company.

Sales to most distributors are made under programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities. These programs may include credits granted to distributors, or allow distributors to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. In determining the transaction price, the Company considers the price adjustments from these programs to be variable consideration that reduce the amount of revenue recognized. The Company’s policy is to estimate such price adjustments using the most likely method based on rolling historical experience rates, as well as a prospective view of products and pricing in the distribution channel for distributors who participate in our volume rebate incentive program. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and inventory levels. The estimates are also adjusted when recent historical data does not represent anticipated future activity. Historically, actual price adjustments for these programs relative to those estimated have not materially differed.

Cash and cash equivalents
Cash and cash equivalents include all cash balances and short-term highly liquid investments with a maturity of three months or less at acquisition that are readily convertible into known amounts of cash. Cash and cash equivalents are stated at face value which approximates fair value.

Receivables
Receivables are carried at amortized cost, net of allowances for doubtful accounts and net of rebates and other contingent discounts granted to distributors. When circumstances indicate a specific customer’s ability to meet its financial obligation to us is impaired, we record an allowance against amounts due and value the receivable at the amount reasonably expected to be collected. For all other customers, we evaluate our trade accounts receivable for collectability based on numerous factors including objective evidence about credit-risk concentration, collective debt risk based on average historical losses, and specific circumstances such as serious adverse economic conditions in a specific country or region.

Inventories
Inventories are stated at the lower of cost or market, less advance payments on work in progress. The cost of inventories is determined using the first-in, first-out (FIFO) method. An allowance is made for the estimated losses due to obsolescence. This allowance is determined for groups of products based on purchases in the recent past and/or expected future demand and market conditions. Abnormal amounts of idle facility expense and waste are not capitalized in inventory. The allocation of fixed production overheads to the inventory cost is based on the normal capacity of the production facilities.

Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is calculated using the straight-line method over the expected economic life of the asset. Depreciation of special tooling is also based on the straight-line method unless a depreciation method other than the straight-line method better represents the consumption pattern. Gains and losses on the sale of property, plant and equipment are included in other income and expense. Plant and equipment under capital leases are initially recorded at the lower of the fair value of the leased property or the present value of minimum lease payments. These assets and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months from the balance sheet date. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities and we have adopted the standard.

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

The new standard became effective for us on January 1, 2019. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See also Note 15, Leases.

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

We determine if an arrangement is a lease at inception of the arrangement. Once it is determined that an arrangement is, or contains, a lease, that determination should only be reassessed if the legal arrangement is modified. Changes to assumptions such as market-based factors do not trigger a reassessment. Determining whether a contract contains a lease requires judgement. In general, arrangements are considered to be a lease when all of the following apply:

–	It conveys the right to control the use of an identified asset for a period of time in exchange for consideration;

–	We have substantially all economic benefits from the use of the asset; and

–	We can direct the use of the identified asset
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

With the exception of four instances (with a combined value of $82 million), the Company’s lease arrangements are all operating leases.

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

For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases each lease payment is allocated between the liability and finance cost. The finance cost is charged to the Consolidated statement of operations over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period. The finance lease asset is depreciated over the shorter of the asset's useful life and the lease term on a straight-line basis.

We have lease agreements with lease and non-lease components. Except for gas and chemical contracts, NXP did not make the election to treat the lease and non-lease components as a single component, and considers the non-lease components as a separate unit of account.

Business combinations
We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates and judgments that could materially affect the timing or amounts recognized in our financial statements.

Significant judgment is required in estimating the fair value of acquired intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and our assumed market segment share, as well as the estimated useful life of intangible assets. Further judgment is required in estimating the fair values of deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date, as well as inventory, property, plant and equipment, pre-existing liabilities or legal claims, deferred revenue and contingent consideration, each as may be applicable.

The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies as well as the amount and timing of future cash flows (including expected revenue growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. As such, acquired tangible and identified intangible assets are classified as Level 3 assets. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions

Goodwill
We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We assign the goodwill to our reporting unit based on the relative expected fair value provided by the acquisition. We perform an impairment assessment at least once annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a reporting unit’s goodwill. We perform impairment tests using a fair value approach when necessary. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments and debt.

Identified intangible assets
Licensed technology and patents are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economic benefit. Acquisition-related in-process R&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition; initially, these assets are not subject to amortization. Assets related to projects that have been completed are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to R&D. In the quarter following the period in which identified intangible assets become fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts.

We perform a quarterly review of finite-lived identified intangible assets to determine whether facts and circumstances indicate that the useful live is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If an asset’s useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. We perform an impairment assessment for indefinite-lived intangible assets at least once annually, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. If necessary, a quantitative impairment test is performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

Fair value measurements
Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for an identical asset or liability, we develop assumptions based on market observable data and, in the absence of such data, utilize internal information that we consider to be consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Priority is given to observable inputs. These two types of inputs form the basis for the following fair value hierarchy.

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and valuations based on models where the inputs or significant value drivers are observable, either directly or indirectly.

•	Level 3: Significant inputs to the valuation model are unobservable.

Foreign currencies
The Company uses the U.S. dollar as its reporting currency. The functional currency of the holding company is the U.S. dollar. For consolidation purposes, the financial statements of the entities within the Company with a functional currency other than the U.S. dollar, are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates on the applicable balance sheet dates. Income and expense items in the statements of operations, statements of comprehensive income and statements of cash flows are translated at monthly exchange rates in the periods involved.

The effects of translating the financial position and results of operations from functional currencies to reporting currency are recognized in other comprehensive income and presented as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. If the operation is a non-wholly owned subsidiary, then the relevant proportionate share of the translation difference is recorded under non-controlling interests.

The following table sets out the exchange rates for U.S. dollars into euros applicable for translation of NXP’s financial statements for the periods specified.

	$ per € 1
	period end	average(1)	high	low
Year-ended December 31, 2019	1.1217	1.1210	1.0935	1.1476
Year-ended December 31, 2018	1.1451	1.1794	1.1352	1.2431
Year-ended December 31, 2017	1.1932	1.1310	1.0474	1.1932
(1) The average of the noon-buying rate at the end of each fiscal month during the period presented.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions or valuation where items are remeasured. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations, except when the foreign exchange exposure is part of a qualifying cash flow or net investment hedge accounting relationship, in which case the related foreign exchange gains and losses are recognized directly in other comprehensive income to the extent that the hedge is effective and presented as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. To the extent that the hedge is ineffective, such differences are recognized in the statement of operations. Currency gains and losses on intercompany loans that have the nature of a permanent investment are recognized as translation differences in other comprehensive income and are presented as a separate component of accumulated other comprehensive income (loss) within equity.

Derivative financial instruments including hedge accounting
The Company uses derivative financial instruments in the management of its foreign currency risks and the input costs of gold for a portion of our anticipated purchases within the next 12 months.

The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments or from option pricing models, as appropriate, and records these as assets or liabilities in the balance sheet. Changes in the fair values are immediately recognized in the statement of operations unless cash flow hedge accounting is applied.

Changes in the fair value of a derivative that is highly effective and designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. The application of cash flow hedge accounting for foreign currency risks is limited to transactions that represent a substantial currency risk that could materially affect the financial position of the Company.

Foreign currency gains or losses arising from the translation of a financial liability designated as a hedge of a net investment in a foreign operation are recognized directly in other comprehensive income, to the extent that the hedge is effective, and are presented as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

To the extent that a hedge is ineffective, the ineffective portion of the fair value change is recognized in the Consolidated Statements of Operations. When the hedged net investment is disposed of, the corresponding amount in the accumulated other comprehensive income is transferred to the statement of operations as part of the profit or loss on disposal.
On initial designation of the hedge relationship between the hedging instrument and hedged item, the Company documents this relationship, including the risk management objectives and strategy in undertaking the hedge transaction and the hedged risk, together with the methods that will be used to assess the effectiveness of the hedging relationship. The Company makes an assessment, both at the inception of the hedge relationship as well as on an ongoing basis, of whether the hedging instruments are expected to be “highly effective” in offsetting the changes in the fair value or cash flows of the respective hedged items attributable to the hedged risk.

When cash flow hedge accounting is discontinued because it is not probable that a forecasted transaction will occur within a period of two months from the originally forecasted transaction date, the Company continues to carry the derivative on the Consolidated Balance Sheets at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the Consolidated Balance Sheets, and recognizes any changes in its fair value in earnings.

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2019 and December 31, 2018 were as follows:

	2019	2018
Euro	579	1,100
Chinese renminbi	90	127
Japanese yen	29	21
Malaysian ringgit	138	82
Singapore dollar	49	57
Swiss franc	28	25
Taiwan dollar	103	102
Thai baht	69	75
Other	63	51

Dividends to shareholders
Dividends to the Company’s shareholders are charged to retained earnings when the dividends are approved.

Stock repurchases and retirement
For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained Earnings and Capital in Excess of Par. The portion allocated to Capital in Excess of Par is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued, to the balance of Capital in Excess of Par as of the retirement date.

Research and development
Costs of research and development are expensed in the period in which they are incurred, except for in-process research and development assets acquired in business combinations, which are capitalized and, after completion, are amortized over their estimated useful lives.

Advertising
Advertising costs are expensed when incurred.

Debt issuance costs
Direct costs incurred to obtain financings are capitalized and subsequently amortized over the term of the debt using the effective interest rate method. Upon extinguishment of any related debt, any unamortized debt issuance costs are expensed immediately.

Restructuring
The provision for restructuring relates to the estimated costs of initiated restructurings that have been approved by Management. When such plans require discontinuance and/or closure of lines of activities, the anticipated costs of closure or discontinuance are recorded at fair value when the liability has been incurred. The Company determines the fair value based on discounted projected cash flows in the absence of other observable inputs such as quoted prices. The restructuring liability includes the estimated cost of termination benefits provided to former or inactive employees after employment but before retirement, costs to terminate leases and other contracts, and selling costs associated with assets held for sale and other costs related to the closure of facilities. One-time employee termination benefits are recognized ratably over the future service period when those employees are required to render services to the Company, if that period exceeds 60 days or a longer legal notification period. However, generally, employee termination benefits are covered by a contract or an ongoing benefit arrangement and are recognized when it is probable that the employees will be entitled to the benefits and the amounts can be reasonably estimated.

Other income (expense)
Other income (expense) primarily consists of gains and losses related to divestment of activities and subsidiaries, as well as gains and losses related to the sale of long-lived assets and other non-core operating items. As from January 1, 2019, this includes income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity as well as related expenditures.

Financial income and expense
Financial income and expense is comprised of interest income on cash and cash equivalent balances, the interest expense on borrowings, the accretion of the discount or premium on issued debt, the gain or loss on the disposal of financial assets, impairment losses on financial assets and gains or losses on hedging instruments recognized in the statement of operations.

Borrowing costs that are not directly attributable to the acquisition, construction or production of property, plant and equipment are recognized in the statement of operations using the effective interest method.

Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Measurement of deferred tax assets and liabilities is based upon the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities for income taxes or withholding taxes on dividends from subsidiaries are recognized in situations where the company does not consider the earnings indefinitely reinvested and to the extent that the withholding taxes are not expected to be refundable.

Deferred tax assets, including assets arising from loss carryforwards, are recognized, net of a valuation allowance, if based upon the available evidence it is more likely than not that the asset will be realized.

The income tax benefit from a tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities. The income tax benefit recognized is measured based on the largest benefit that is greater than 50 percent likely to be realized upon resolution of the uncertainty. A liability for unrecognized tax benefits and the related interest and penalties is recorded under accrued liabilities and other non-current liabilities in the balance sheet based on the timing of the expected payment. Penalties related to income taxes are recorded as income tax expense, whereas interest is reported as financial expense in the statement of operations.

Postretirement benefits
The Company’s employees participate in pension and other postretirement benefit plans in many countries. The costs of pension and other postretirement benefits and related assets and liabilities with respect to the Company’s employees participating in the various plans are based upon actuarial valuations.

Some of the Company’s defined-benefit pension plans are funded with plan assets that have been segregated and restricted in a trust, foundation or insurance company to provide for the pension benefits to which the Company has committed itself.

The net liability or asset recognized in the balance sheet in respect of the postretirement plans is the present value of the projected benefit obligation less the fair value of plan assets at the balance sheet date. Most of the Company’s plans are unfunded and result in a provision or a net liability.

For the Company’s major plans, the discount rate is derived from market yields on high quality corporate bonds. Plans in countries without a deep corporate bond market use a discount rate based on the local government bond rates.

Benefit plan costs primarily represent the increase in the actuarial present value of the obligation for benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets and net of employee contributions.

Actuarial gains and losses arise mainly from changes in actuarial assumptions and differences between actuarial assumptions and what has actually occurred. They are recognized in the statement of operations, over the expected average remaining service periods of the employees only to the extent that their net cumulative amount exceeds 10% of the greater of the present value of the obligation or of the fair value of plan assets at the end of the previous year (the corridor). Events which invoke a curtailment or a settlement of a benefit plan will be recognized in our statement of operations.

In calculating obligation and expense, the Company is required to select actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets, assumed health care trend rates and rates of increase in compensation costs determined based on current market conditions, historical information and consultation with and input from our actuaries. Changes in the key assumptions can have a significant impact to the projected benefit obligations, funding requirements and periodic cost incurred.

Unrecognized prior-service costs related to the plans are amortized to the statements of operations over the average remaining service period of the active employees.

Contributions to defined-contribution and multi-employer pension plans are recognized as an expense in the statements of operations as incurred.

The Company determines the fair value of plan assets based on quoted prices or comparable prices for non-quoted assets. For a defined-benefit pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement defined benefit plan it is the accumulated postretirement benefit obligation.

The Company recognizes as a component of other comprehensive income, net of taxes, the gains or losses and prior service costs that arise during the year but are not recognized as a component of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses and the prior services costs are adjusted as they are subsequently recognized as components of net periodic benefit costs.

For all of the Company’s postretirement benefit plans, the measurement date is December 31, our year-end.

Share-based compensation
We recognize compensation expense for all share-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. We use the Black-Scholes option pricing model to determine the estimated fair value for certain awards. Share-based compensation cost for restricted share units (“RSU”s) with time-based vesting is measured based on the closing fair market value of our common stock on the date of the grant, reduced by the present value of the estimated expected future dividends, and then multiplied by the number of RSUs granted. Share-based compensation cost for performance-based share units (“PSU”s) granted with performance or market conditions is measured using a Monte Carlo simulation model on the date of grant.

The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our Consolidated Statements of Operations. For stock options and RSUs, the grant-date value, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. PSUs are expensed using a graded vesting schedule. The vesting period for stock options is generally four years, for RSUs and PSUs it is generally three years.

Earnings per share
Basic earnings per share attributable to stockholders is calculated by dividing net income or loss attributable to stockholders of the Company by the weighted average number of common shares outstanding during the period.

To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, RSUs, PSUs and Employee Stock Purchase Plan (“ESPP”) shares. Under the treasury stock method, the amount the employee must pay for exercising share-based awards and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.

Concentration of risk
Financial instruments, including derivative financial instruments, that may potentially subject NXP to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts.

We sell our products to OEMs and to distributors in various markets, who resell these products to OEMs, or their subcontract manufacturers. One of our distributors accounted for 14% of our revenue in 2019, 14% in 2018 and 15% in 2017. One other distributor accounted for less than 10% of our revenue in 2019, 10% in 2018 and less than 10% in 2017. No other distributor accounted for greater than 10% of our revenue for 2019, 2018 or 2017. One OEM for which we had direct sales to accounted for 11% of our revenue in 2019, 11% in 2018 and 11% in 2017. No other individual OEM for which we had direct sales to accounted for more than 10% of our revenue for 2019, 2018 or 2017.

Credit exposure related to NXP’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.

The Company is using outside suppliers or foundries for a portion of its manufacturing capacity.

We have operations in Europe and Asia subject to collective bargaining agreements which could pose a risk to the Company in the near term but we do not expect that our operations will be disrupted if such is the case.

New accounting pronouncements not yet adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, the one step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU should be applied on a prospective basis. The Company does not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

Accounting standards adopted in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 clarifies narrow aspects of Topic 842. ASU 2018-11 provides entities with an additional transition method to adopt the new leases standard. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01

Leases (Topic 842): Codification Improvements, which clarified transition disclosures. The new leases standard became effective for us on January 1, 2019, and the Company applied the new transition method in ASU 2018-11. The most significant impact of adopting ASC 842 was related to recording lease asset and related liabilities on our balance sheet, which did not have a material impact on our financial position or results of operations.

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

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

Note 3 – Acquisitions and Divestments

2019
On December 6, 2019, we completed the acquisition Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets for total consideration of $1.7 billion, net of closing adjustments. The acquisition complements NXP’s processing, security and connectivity offerings in the Industrial & IoT, as well as in the Automotive and Communication Infrastructure markets.

The preliminary fair values of the assets acquired and liabilities assumed in the acquisition, by major class, were recognized as follows:

Tangible fixed assets	2
Inventory	50
Identified intangible assets	514
Goodwill	1,138
Deferred tax assets	1
Net assets acquired	1,705

The purchase price allocation contained preliminary valuations related to identified intangible assets as some of the estimates and assumptions are subject to change within the measurement period as additional information becomes available.

Goodwill arising from the acquisition is attributed to the anticipated growth from new product sales, sales to new customers, the assembled workforce and synergies expected from the combination. Substantially all of the goodwill recognized is expected to be deductible for income tax purposes.

The identified intangible assets assumed were recognized as follows:

	Fair Value	Weighted Average Estimated Useful Life (in Years)
Customer relationships (included in customer-related)	20	6
Developed technology (included in technology-based)	324	4.4
In-process research and development (1)	170	N/A
Total identified intangible assets	514

1)
Acquired in-process research and development (“IPR&D”) is an intangible asset classified as an indefinite lived asset until the completion or abandonment of the associated research and development effort. IPR&D will be amortized over an estimated useful life to be determined at the date the associated research and development effort is completed, or expensed immediately when, and if, the project is abandoned. Acquired IPR&D is not amortized during the period that it is considered indefinite lived, but rather is subject to annual testing for impairment or when there are indicators for impairment.

Variations of the income approach were applied to estimate the fair values of the intangible assets acquired. Developed technology and IPR&D were valued using the multi-period excess earnings method which reflects the present values of the projected cash flows that are expected to be generated by the existing technology and IPR&D less charges representing the contribution of other assets to those cash flows. Customer relationships were valued using the distributor method which uses market-based data to support the selection of profitability related to the customer relationship function.

Acquisition-related transaction costs ($5 million) such as legal, accounting and other related expenses were recorded as a component of selling, general and administrative expense in our consolidated statement of operations.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents combined consolidated results of operations for each of the fiscal years presented, as if Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets had been acquired as of January 1, 2018:

	2019	2018
Revenue	9,169	9,715
Net income (loss) attributable to stockholders	237	2,154
Net income (loss) per common share attributable to stockholders:
– Basic	0.84	6.61
– Diluted	0.83	6.55

The pro forma information include the effect of certain purchase accounting adjustments such as the estimate changes in amortization and depreciation for identified intangible assets and property, plant and equipment acquired and adjustments to share-based compensation expense. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the revenue or operating results that would have been achieved had the acquisition actually taken place as of January 1, 2018 or of the results of future operations of the combined business. In addition, these results are not intended to be a projection of future results and do not reflect synergies that might be achieved from the combined operations.

On March 27, 2019, we sold our remaining equity interest in WeEn, receiving net cash proceeds of $37 million.

2018
There were no material acquisitions during 2018. On July 10, 2018, NXP completed the sale of its 40% equity interest of Suzhou ASEN Semiconductors Co., Ltd. to J&R Holding Limited, receiving $127 million in cash proceeds. The net gain realized on the sale of $51 million is included in the Statement of Operations in the line item “Results relating to equity-accounted investees”.

In June 2018, NXP completed the sale of 24% of its equity interest in WeEn to Tianjin Ruixin Semiconductor Industry Investment Centre LLP, receiving $32 million in cash proceeds. At December 31, 2018, due to the intended sale of the remaining interest in WeEn, NXP transferred the remaining holding to other current assets.

2017
There were no material acquisitions during 2017. On April 19, 2017, we sold our shares in Advanced Semiconductor Manufacturing Corporation Ltd. (ASMC), representing a 27.47 percent ownership, for a total consideration of $54 million. The gain on the sale of $31 million is included in the Statement of Operations in the line item “Results relating to equity-accounted investees”.

On February 6, 2017, we divested our Standard Products (“SP”) business to a consortium of financial investors consisting of Beijing JianGuang Asset Management Co., Ltd (“JAC Capital”) and Wise Road Capital LTD (“Wise Road Capital”), receiving $2.6 billion in cash proceeds, net of cash divested. Prior to February 6, 2017, the results of the SP business were included in the reportable segment SP.

The gain on the sale of $1,597 million is included in the Statement of Operations in the line item “Other income (expense)” and is composed of the following:

Total cash consideration	2,750
Assets held for sale	(1,117)
Cash divested	(138)
Liabilities held for sale	199
Other adjustments	(69)
Transaction costs	(28)
Gain		1,597

Note 4 – Assets Held for Sale
In the second quarter of 2019, NXP management, in reviewing its portfolio, concluded that certain activities (Voice and Audio Solutions (VAS)) no longer fit the NXP strategic portfolio and took actions that resulted in the assets meeting the held for sale criteria. On August 16, 2019, NXP reached a definitive agreement with Shenzhen Goodix Technology Co., Ltd. ("Goodix") from China, under which Goodix will acquire all of these assets for an amount of $165 million. On February 3, 2020, we completed the transaction. Refer to Note 24 Subsequent Events.

The VAS assets presentation as held for sale does not meet the criteria to be classified as a discontinued operation at December 31, 2019 primarily due to the disposal of this business not representing a strategic shift that will have a major effect on the Company’s operations and financial results.

The following table summarizes the carrying value of the VAS assets held for sale:

December 31, 2019
Inventories	8
Identified intangible assets, net	1
Goodwill	41
Assets held for sale	50

Note 5 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2019	2018	2017	1)
Distributors	4,409	4,891	4,760
Original Equipment Manufacturers and Electronic Manufacturing Services	4,352	4,229	4,194
Other 2)	116	287	302
Total	8,877	9,407	9,256

1)	As noted above, prior period amounts have not been adjusted for the impact of adopting ASC 606 under the modified retrospective method.

2)	Prior year information has been reclassified to align with NXP's current year presentation.

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2019	2018	2017
Depreciation of property, plant and equipment	518	478	611
Amortization of internal use software	8	8	21
Amortization of other identified intangible assets (*)	1,521	1,501	1,541
	2,047	1,987	2,173

(*)	For the period ending December 31, 2017, the amount includes IPR&D impairment charges of $23 million, of which $16 million related to assets acquired from Freescale.

Depreciation of property, plant and equipment is primarily included in cost of revenue.

Other income (expense)
As of January 1, 2019, income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

	2019	2018	2017
Income from MSA and TSA arrangements	62	—	—
Expenses from MSA and TSA arrangements	(62)	—	—
Result from MSA and TSA arrangements	—	—	—
Other, net	25	2,001	1,575
Total	25	2,001	1,575

Financial income (expense)

	2019	2018	2017
Interest income	57	48	27
Interest expense	(370)	(273)	(310)
Total interest expense, net	(313)	(225)	(283)
Net gain (loss) on extinguishment of debt	(11)	(26)	(41)
Foreign exchange rate results	(15)	(14)	(30)
Miscellaneous financing costs/income, net (*)	(11)	(70)	(12)
Total other financial income (expense)	(37)	(110)	(83)
Total	(350)	(335)	(366)

(*)
For the period ending December 31, 2018, the amount includes one-time charges ($60 million) on certain financial instruments for compensation related to an adjustment event required by the termination of the Qualcomm Purchase Agreement.

Equity-accounted investees
Results related to equity-accounted investees at the end of each period were as follows:

	2019	2018	2017
Company’s share in income (loss)	(2)	7	17
Other results	3	52	36
	1	59	53

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2019		2018
	Shareholding %	Amount	Shareholding %	Amount
Others	—	11	—	13
		11		13

In July 2018, we completed the sale of our 40% equity interest in Suzhou ASEN Semiconductors Co., Ltd., receiving $127 million in cash proceeds.

In June 2018, we completed the sale of 24% of our equity interest in WeEn, receiving $32 million in cash proceeds. At December 31, 2018, due to the intended sale of the remaining interest in WeEn, NXP transferred the remaining holding to other current assets.

On April 19, 2017, we sold our shares in Advanced Semiconductor Manufacturing Corporation Ltd. (ASMC), representing a 27.47 percent ownership, for total consideration of $54 million. The gain on the sale of $31 million is included in the Statement of Operations in the line item “Results relating to equity-accounted investees”.

Balance Sheet Information

Cash and cash equivalents
At December 31, 2019 and December 31, 2018, our cash balance was $1,045 million and $2,789 million, respectively, of which $188 million and $140 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2019, no dividend (2018: $139 million) was paid by SSMC.

Note 6 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate. During 2019, 2018 and 2017, there were no new significant restructuring programs.

The following table presents the changes in the position of restructuring liabilities in 2019:

	Balance January 1, 2019	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2019
Restructuring liabilities	65	29	(57)	(4)	(1)	32

(1)	Other changes primarily related to translation differences and internal transfers.

The total restructuring liability as of December 31, 2019 of $32 million is classified in the balance sheet under current liabilities.

The utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

The following table presents the changes in the position of restructuring liabilities in 2018:

	Balance January 1, 2018	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2018
Restructuring liabilities	89	5	(25)	—	(4)	65

(1)	Other changes primarily related to translation differences and internal transfers.

The total restructuring liability as of December 31, 2018 of $65 million is classified in the balance sheet under current liabilities ($60 million) and non-current liabilities ($5 million).

The utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

The components of restructuring charges recorded in 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Personnel lay-off costs	32	4	7
Other exit costs	—	2	10
Release of provisions/accruals	(4)	—	(16)
Net restructuring charges	28	6	1
The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2019	2018	2017
Cost of revenue	3	—	3
Selling, general and administrative	9	7	10
Research & development	16	—	(12)
Other income (expense)	—	(1)	—
Net restructuring charges	28	6	1

Note 7 - Income Taxes
In 2019, NXP generated income before income taxes of $291 million (2018: income of $2,375; 2017: income of $1,736 million). The components of income (loss) before income taxes are as follows:

	2019	2018	2017
Netherlands	429	2,570	1,679
Foreign	(138)	(195)	57
	291	2,375	1,736

The components of income tax benefit (expense) are as follows:

	2019	2018	2017
Current taxes:
Netherlands	(90)	(296)	(179)
Foreign	(105)	(91)	(135)
	(195)	(387)	(314)
Deferred taxes:
Netherlands	(28)	2	(259)
Foreign	203	209	1,056
	175	211	797
Total income tax benefit (expense)	(20)	(176)	483

A reconciliation of the statutory income tax rate in the Netherlands as a percentage of income (loss) before income taxes and the effective income tax rate is as follows:

	2019		2018			2017
	amount	%	amount	%		amount	%
Statutory income tax rate in the Netherlands	73	25.0	594	25.0		434	25.0

Rate differential between the local statutory rates and the statutory rate of the Netherlands	16	5.5	19	0.8		(78)	(4.5)
Net change in valuation allowance	59	20.2	10	0.4		19	1.1
Non-deductible expenses/losses	52	17.8	64	2.7		38	2.2
Sale of non-deductible goodwill	—	—	—	—		66	3.8
The U.S. Tax Cuts and Jobs Act	—	—	(3)	(0.1)	1)	(734)	(42.3)
Netherlands tax incentives	(68)	(23.2)	(252)	(10.6)		(130)	(7.5)
Foreign tax incentives	(118)	(40.5)	(119)	(5.0)		(82)	(4.7)
Adjustments of prior years' income taxes	(3)	(1.2)	(83)	(3.5)		(5)	(0.3)
Other differences	9	3.3	(54)	(2.3)		(11)	(0.6)
Effective tax rate	20	6.9	176	7.4		(483)	(27.8)

1)	This is only relating to the 2017 provisional income tax.
We recorded an income tax expense of $20 million in 2019, which reflects an effective tax rate of 6.9% compared to an expense of $176 million and an effective rate of 7.4% in 2018.The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, adjustments of prior years' income taxes, change in valuation allowance and non-deductible expenses. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•
The Company benefits from certain tax incentives, which reduce the effective tax rate in a relative location. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2019, the Netherlands tax incentives was lower than 2018, mainly due to the fact that NXP had received a break-up fee from Qualcomm of $2 billion in 2018 which drove a higher income before tax in 2018.

•
The adjustments to prior years’ income taxes was higher in 2018 as a result of the agreement NXP reached with the Dutch tax authorities relative to the application of the Dutch innovation box regime to the taxable income attributable to the Netherlands. This agreement is effective from January 1, 2017. As such, the Company was able to refine its estimate of the Dutch tax liability, recognizing an additional income tax benefit of $67 million in 2018.

•
The increase in the valuation allowance is mainly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration.

•	The higher other differences in 2018 relate primarily to a tax benefit on the liquidation of a former investment of $45 million.

On December 22, 2017, the President of the United States signed into law what is informally called the Tax Cuts and Jobs Act, a comprehensive U.S. tax reform package that was effective January 1, 2018. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The effects of the Tax Cuts and Jobs Act on NXP’s 2017 Financial Statements was an income tax benefit of $734 million. No election was made to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. In 2018, the analysis of the enactment date impact of the Tax Cuts and Jobs Act was finalized. Accordingly, an additional income tax benefit of $3 million was recorded in the year ended December 31, 2018.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $12 million in 2019 (2018: $21 million; 2017: $23 million). The benefit of this tax holiday on net income per share (diluted) was $0.04 in 2019 (2018: $0.06; 2017: $0.07).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2019	2018
Operating loss and tax credit carry forwards	499	598
Disallowed interest carry forwards	103	117
Other accrued liabilities	111	83
Pensions	95	83
Other non-current liabilities	53	—
Share-based compensation	15	18
Restructuring liabilities	5	12
Receivables	64	83
Inventories	4	2
Other current assets/liabilities	—	2
Total Deferred Tax Assets	949	998
Valuation allowance	(190)	(145)
Total Deferred Tax Assets, net of valuation allowance	759	853

Identified intangible assets, net	(520)	(828)
Undistributed earnings of foreign subsidiaries	(99)	(96)
Property, plant and equipment, net	(34)	(47)
Goodwill	(43)	(39)
Other non-current assets	(52)	—
Total Deferred Tax Liabilities	(748)	(1,010)
Net Deferred Tax Position	11	(157)

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2019	2018
Deferred tax assets within other non-current assets	293	293
Deferred tax liabilities within non-current liabilities	(282)	(450)
	11	(157)

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance increased by $45 million during 2019 (2018: $5 million increase). Besides the net change in the valuation allowance of $59 million this also includes a decrease of the valuation allowance due to a change in tax rates for $6 million and the expiration of tax attributes for $8 million.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2019, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2019 tax loss carryforwards of $734 million (inclusive of $191 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2019	2020	2021	2022	2023	2024	2025- 2029	later	unlimited
Tax loss carryforwards	734	6	1	16	2	4	165	140	400
This overview is excluding disallowed interest carryforwards of $479 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $500 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2019	2020	2021	2022	2023	2024	2025- 2029	later	unlimited
Tax credit carryforwards	500	16	1	11	10	10	112	286	54

The net income tax receivable (excluding the liability for unrecognized tax benefits) as of December 31, 2019 amounted to $2 million (2018: net income tax payable of $154 million) and includes amounts directly receivable from or payable to tax authorities.

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $99 million at December 31, 2019 (2018: $96 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. The Company considers $45 million of the undistributed earnings indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings the Company would be subject to tax of $9 million which is not recognized as deferred tax liability at December 31, 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2019	2018	2017
Balance as of January 1,	165	177	146
Translation differences	(1)	(4)	4
Lapse of statute of limitations	(3)	—	—
Increases from tax positions taken during prior periods	4	7	19
Decreases from tax positions taken during prior periods	(4)	(17)	—
Increases from tax positions taken during current period	7	7	10
Decreases relating to settlements with the tax authorities	(9)	(5)	(2)
Balance as of December 31,	159	165	177

Of the total unrecognized tax benefits at December 31, 2019, $134 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2019 amounted to a $3 million benefit (2018: $3 million benefit; 2017: $6 million expense). As of December 31, 2019 the Company has recognized a liability for related interest and penalties of $11 million (2018: $14 million; 2017: $17 million). It is reasonably possible that the total amount of unrecognized tax benefits may significantly increase/decrease within the next 12 months of the reporting date due to, for example, completion of tax examinations. It is estimated that this reasonably possible change will not be significant.

The Company files income tax returns in the Netherlands, the U.S.A. and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2016-2018), Germany (2013-2018), USA (2005-2018), China (2009-2018), Taiwan (2014-2018), Thailand (2014-2018), Malaysia (2011-2018) and India (2004, 2005, 2007-2018).

Note 8 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2019	2018
Accounts receivable from third parties	669	795
Allowance for doubtful accounts	(2)	(3)
	667	792

The following table presents accounts receivable, net disaggregated by sales channel:

	2019	2018
Distributors	80	93
Original Equipment Manufacturers and Electronic Manufacturing Services	536	651
Other 1)	51	48
	667	792

1)	Represents accounts receivable, net for other services.

Note 9 - Inventories, net
Inventories are summarized as follows:

	2019	2018
Raw materials	52	74
Work in process	894	949
Finished goods	246	256
	1,192	1,279

The portion of finished goods stored at customer locations under consignment amounted to $41 million as of December 31, 2019 (2018: $52 million).

The amounts recorded above are net of an allowance for obsolescence of $114 million as of December 31, 2019 (2018: $111 million).

Note 10 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2019	2018
Land		164	165
Buildings	9 to 50	1,359	1,246
Machinery and installations	2 to 10	3,749	3,435
Other Equipment	1 to 5	665	611
Prepayments and construction in progress		253	278
		6,190	5,735
Less accumulated depreciation		(3,742)	(3,299)
Property, plant and equipment, net of accumulated depreciation		2,448	2,436

Land with a book value of $164 million (2018: $165 million) is not depreciated.

There was no significant construction in progress and therefore no related capitalized interest.

Note 11 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2018
Cost	9,335
Accumulated amortization/impairment	(3,472)
Book value	5,863
Changes in book value:
Acquisitions/additions	114
Amortization	(1,509)
Translation differences	(1)
Total changes	(1,396)
Balance as of December 31, 2018
Cost	9,183
Accumulated amortization/impairment	(4,716)
Book value	4,467
Changes in book value:
Acquisitions/additions	683
Transfer to assets held for sale	(1)
Amortization	(1,529)
Translation differences	—
Total changes	(847)
Balance as of December 31, 2019
Cost	9,384
Accumulated amortization/impairment	(5,764)
Book value	3,620

Identified intangible assets as of December 31, 2019 and 2018 respectively were composed of the following:

	December 31, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	272	—	276	—
Marketing-related	81	(67)	81	(50)
Customer-related	968	(340)	964	(301)
Technology-based	8,063	(5,357)	7,862	(4,365)
Identified intangible assets	9,384	(5,764)	9,183	(4,716)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets, excluding software, for each of the five succeeding years is:

2020	1,400
2021	685
2022	575
2023	344
2024	164
Thereafter	452

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 3 years as of December 31, 2019.

Note 12 - Goodwill
The changes in goodwill in 2019 and 2018 were as follows:

	2019	2018
Balances as of January 1
Cost	8,971	9,020
Accumulated impairment	(114)	(154)
Book value	8,857	8,866
Changes in book value:
Acquisitions	1,138	11
Transfer to assets held for sale	(41)	—
Translation differences	(5)	(20)
Total changes	1,092	(9)
Balances as of December 31
Cost - Balance	10,063	8,971
Accumulated impairment - Balance	(114)	(114)
Book value - Balance	9,949	8,857

No goodwill impairment charges were required to be recognized in 2019 or 2018

The fair value of the reporting unit substantially exceeds the carrying value of the reporting unit.

See Note 23, “Segments and Geographical Information”, for goodwill by segment and Note 3, “Acquisitions and Divestments”.

Note 13 - Postretirement Benefit Plans

Pensions
Our employees participate in employee pension plans in accordance with the legal requirements, customs and the local situation in the respective countries. These are defined-benefit pension plans, defined-contribution plans and multi-employer plans.

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,380 companies and 631,000 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will increase from 25.02% (2019) to 26.41% (2020).

PME multi-employer plan	2019	2018	2017
NXP’s contributions to the plan	31	34	35
(including employees’ contributions)	4	4	4
Average number of NXP’s active employees participating in the plan	2,129	2,183	2,271
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2019 was $98 million (2018: $105 million; 2017: $97 million) of which $47 million (2018: $49 million; 2017: $42 million) represents defined-contribution plans and $27 million (2018: $30 million; 2017: $31 million) represents the PME multi-employer plans.

Defined-benefit plans
The benefits provided by defined-benefit plans are based on employees’ years of service and compensation levels. Contributions are made by the Company, as necessary, to provide assets sufficient to meet the benefits payable to defined-benefit pension plan participants.

These contributions are determined based upon various factors, including funded status, legal and tax considerations as well as local customs. The Company funds certain defined-benefit pension plans as claims are incurred.

The total cost of defined-benefit plans amounted to a cost of $24 million in 2019 (2018: a cost of $26 million; 2017: a benefit of $1 million) consisting of $24 million ongoing cost (2018: $26 million ongoing cost; 2017: $24 million ongoing cost offset by a gain of $25 million from special events resulting from restructurings, divestments, curtailments and settlements).

The table below provides a summary of the changes in the pension benefit obligations and defined-benefit pension plan assets for 2019 and 2018, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the Consolidated Balance Sheets.

	2019	2018
Projected benefit obligation
Projected benefit obligation at beginning of year	617	651
Service cost	14	16
Interest cost	12	12
Actuarial (gains) and losses	50	(12)
Curtailments and settlements	—	—
Benefits paid	(23)	(31)
Exchange rate differences	(5)	(19)
Projected benefit obligation at end of year	665	617
Plan assets
Fair value of plan assets at beginning of year	201	195
Actual return on plan assets	5	4
Employer contributions	22	38
Curtailments and settlements	—	—
Benefits paid	(23)	(31)
Exchange rate differences	(2)	(5)
Fair value of plan assets at end of year	203	201
Funded status	(462)	(416)
Classification of the funded status is as follows
– Accrued pension cost within other non-current liabilities	(452)	(407)
– Accrued pension cost within accrued liabilities	(10)	(9)
Total	(462)	(416)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	621	578
Plans with assets less than accumulated benefit obligation
Funded plans with assets less than accumulated benefit obligation
– Fair value of plan assets	198	197
– Accumulated benefit obligations	364	348
– Projected benefit obligations	396	376
Unfunded plans
– Accumulated benefit obligations	253	226
– Projected benefit obligations	264	236
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	94	113
– Net actuarial loss (gain)	47	(16)
– Exchange rate differences	(1)	(3)
Total AOCI at end of year	140	94

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2019	2018
Discount rate	1.2%	2.0%
Rate of compensation increase	1.5%	1.8%

The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2019	2018	2017
Discount rate	2.0%	1.9%	2.0%
Expected returns on plan assets	2.7%	3.0%	3.1%
Rate of compensation increase	1.8%	1.8%	1.9%

For the Company’s major plans, the discount rate used is based on high quality corporate bonds (iBoxx Corporate Euro AA 10+).

Plans in countries without a deep corporate bond market use a discount rate based on the local sovereign rate and the plans maturity (Bloomberg Government Bond Yields).

Expected returns per asset class are based on the assumption that asset valuations tend to return to their respective long-term equilibria. The Expected Return on Assets for any funded plan equals the average of the expected returns per asset class weighted by their portfolio weights in accordance with the fund’s strategic asset allocation.

The components of net periodic pension costs were as follows:

	2019	2018	2017
Service cost	14	16	15
Interest cost on the projected benefit obligation	12	12	11
Expected return on plan assets	(6)	(6)	(6)
Amortization of net (gain) loss	4	4	4
Curtailments & settlements	—	—	(25)
Net periodic cost	24	26	(1)

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the Consolidated Statements of Operations.

The estimated net actuarial loss (gain) and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year (2020) are $3 million and $0 respectively.

Plan assets
The actual pension plan asset allocation at December 31, 2019 and 2018 is as follows:

	2019	2018
Asset category:
Equity securities	31%	33%
Debt securities	43%	44%
Insurance contracts	7%	7%
Other	19%	16%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $203 million include $180 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2019			2018
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	59	—	—	63	—
Debt securities	11	62	—	9	64	—
Insurance contracts	—	14	—	—	14	—
Other	2	18	14	1	16	12
	13	153	14	10	157	12

The Company currently expects to make $14 million of employer contributions to defined-benefit pension plans and $9 million of expected cash payments in relation to unfunded pension plans in 2020.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2020	21
2021	21
2022	24
2023	24
2024	27
Years 2025-2029	147

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the US which are accounted for as defined-benefit plans. In 2016, NXP also provided retiree healthcare benefits in the U.K. The liability associated with the U.K. benefits was divested in association with the sale of Standard Products during 2017.

The accumulated postretirement benefit obligation at the end of 2019 equals $9 million (2018: $11 million).

Note 14 - Debt

Short-term debt

	2019	2018
Short-term bank borrowings	—	—
Current portion of long-term debt (*)	—	1,107
Total	—	1,107

(*)	Net of adjustment for debt issuance costs.

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2019 and 2018:

	2019			2018
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 4.125% senior unsecured notes	Jun, 2020	—	4.125	600	4.125
Fixed-rate 4.125% senior unsecured notes	Jun, 2021	1,350	4.125	1,350	4.125
Fixed-rate 4.625% senior unsecured notes	Jun, 2022	400	4.625	400	4.625
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	—	—
Fixed-rate 1% cash convertible notes	Dec, 2019	—	1.000	1,150	1.000
Floating-rate revolving credit facility (RCF)	Jun, 2024	—		—	—
Total principal		7,400		7,400
Liabilities arising from capital lease transactions		—		27
Unamortized discounts, premiums and debt issuance costs		(35)		(31)
Fair value of embedded cash conversion option		—		(42)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		7,365		7,354
Current portion of long-term debt		—		(1,107)
Long-term debt		7,365		6,247

	Range of interest rates	Average rate of interest	Principal amount outstanding 2019	Due in 2020	Due after 2020	Due after 2024	Average remaining term (in years)	Principal amount outstanding 2018
USD notes	3.9%-5.6%	4.5%	7,400	—	7,400	2,750	4.7	6,250
2019 Cash Convertible Senior Notes	1.0%	1.0%	—	—	—	—		1,150
Revolving Credit Facility (1)	—%	—%	—	—	—	—		—
Bank borrowings	—%	—%	—	—	—	—		—
Liabilities arising from capital lease transactions								27
		4.5%	7,400	—	7,400	2,750	4.7	7,427

(1)	We do not have any borrowings under the $1,500 million Revolving Credit Facility as of December 31, 2019 and 2018.

As of December 31, 2019, the following principal amounts of long-term debt are due in the next 5 years:

2020	—
2021	1,350
2022	1,400
2023	900
2024	1,000
Due after 5 years	2,750
7,400

As of December 31, 2019, the book value of our outstanding long-term debt was $7,400 million, less debt issuance costs of $33 million and original issuance/debt discount of $2 million.
As of December 31, 2019, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 4.7 years.
Accrued interest as of December 31, 2019 is $52 million (December 31, 2018: $31 million).

2019 Financing Activities

2024 Revolving Credit Facility
On June 11, 2019, NXP B.V. together with NXP Funding LLC, entered into a $1.5 billion unsecured revolving credit facility agreement, replacing the $600 million secured revolving credit facility, entered into on December 7, 2015.

2020 Senior Notes
On June 11, 2019, NXP B.V. together with NXP Funding LLC, commenced a cash tender offer for any and all of their $600 million outstanding aggregate principal amount of the 4.125% Senior Notes due 2020 (“4.125% 2020 Notes”). An amount of $553 million aggregate principal amount of the 4.125% 2020 Notes were tendered in this offer and retired on June 18, 2019. The remaining $47 million were redeemed under the terms of the indenture governing these notes on July 3, 2019.

2026 and 2029 Senior Unsecured Notes
On June 18, 2019, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $750 million of 3.875% Senior Unsecured Notes due 2026 and $1 billion of 4.3% Senior Unsecured Notes due 2029. NXP used a portion of the net proceeds of the offering of these notes to repay in full, the 2020 Senior Notes, as described above. The remaining proceeds were used to refinance the $1,150 million aggregate principal amount of Cash Convertible Notes due 2019 issued by NXP Semiconductors N.V. on December 1, 2014 upon the maturity of these notes on December 1, 2019.

2019 Cash Convertible Senior Notes
On December 2, 2019, NXP repaid the Cash Convertible Notes upon their maturity through a combination of available cash and payments made by the counterparties under privately negotiated convertible note hedge transactions (the “Cash Convertible Notes Hedges”), as further described in Note 21 of the notes to consolidated financial statements in this report.

Certain terms and Covenants of the notes

The Company is not required to make mandatory redemption payments or sinking fund payments with respect to the notes.
The indentures governing the notes contain covenants that, among other things, limit the Company’s ability and that of restricted subsidiaries to incur additional indebtedness, create liens, pay dividends, redeem capital stock or make certain other restricted payments or investments; enter into agreements that restrict dividends from restricted subsidiaries; sell assets, including capital stock of restricted subsidiaries; engage in transactions with affiliates; and effect a consolidation or merger. The Company has been in compliance with any such indentures and financing covenants.
No portion of long-term and short-term debt as of December 31, 2019 and December 31, 2018 has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2019.

2019 Cash Convertible Senior Notes

In November 2014, NXP issued $1,150 million principal amount of its 2019 Cash Convertible Senior Notes (the “Notes”). The 2019 Cash Convertible Senior Notes had a stated interest rate of 1.00% payable June 1 and December 1 of each year, beginning on June 1, 2015. The initial purchasers’ transaction fees and expenses totaling $16 million were capitalized as deferred financing costs and are amortized over the term of the 2019 Cash Convertible Senior Notes using the effective interest method. The Cash Convertible Notes matured on December 1, 2019. All of the holders elected to convert their Cash Convertible Notes for settlement on December 2, 2019, and none of the Cash Convertible Notes were repurchased or converted into cash prior to such date.

The cash conversion feature of the Cash Convertible Notes was a derivative liability that required bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and was carried at fair value, with changes in fair value reported in our Consolidated Statements of Operations in other (expense) income, net. The initial fair value liability of the embedded cash conversion option simultaneously reduced the carrying value of the Cash Convertible Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The fair value of the embedded cash conversion option at December 31, 2018 was $24 million which is recorded in other long-term liabilities in the accompanying balance sheet. For the year ended December 31, 2019, the change in the fair value of the embedded cash conversion option resulted in a profit of $24 million (2018: a profit of $277 million).

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), whereby NXP had the option to receive the cash amount that may be due to the Notes holders at maturity in excess of the $1,150 million principal amount of the notes, subject to certain conversion rate adjustments in the Notes Indenture. These were cash settled in the fourth quarter. The Cash Convertible Notes Hedges were recorded as a derivative asset under ASC Topic 815 and were carried at fair value. See Note 21 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

On December 2, 2019, we repaid the $1,150 million aggregate principal amount of the Cash Convertible Notes using available cash. In addition, on December 1, 2019 we settled the Cash Conversion Derivative of $144 million, which was fully funded by payments made by the counterparties for the settlement of the Cash Convertible Notes Hedges.

In separate transactions, NXP also sold warrants, to various parties for the purchase of up to 11.18 million shares of NXP’s common stock at an initial strike price of $133.32 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates ranging from March 2, 2020 to May 26, 2020, and will be net share settled. Under the terms of the warrants, the calculation agency may adjust certain terms of its warrants upon the announcement, termination or occurrence of certain events, including the payment of cash dividends. The warrant transactions may also be terminated if the calculation agent determines that no such adjustment will produce a commercially reasonable result, and that the relevant event is reasonably likely to occur. As a result of the payment of cash dividends, the terms of the warrants have been adjusted, resulting in the right to purchase up to 11.38 million shares of NXP's common stock at an adjusted strike price of $130.99 per share, as of December 31, 2019. Any additional adjustment in the future may increase our delivery obligations upon expiration and settlement of the warrants or our obligations upon their cancellation, termination or unwinding, which would be settled using shares of our stock. NXP received $134 million in cash proceeds from the sale of the Warrants, which were at the time of issuance recorded in Other non-current liabilities. As of January 1, 2016, as of result of the acquisition of Freescale, NXP has concluded that the functional currency of the holding company is USD. Consequently, beginning from January 1, 2016, the Warrants with a carrying value of $168 million were reclassified to stockholders’ equity, and mark-to-market accounting is no longer applicable. The Warrants are included in diluted earnings per share to the extent the impact is dilutive. As of December 31, 2019, the Warrants were not dilutive.

The principal amount, unamortized debt discount and net carrying amount of the liability component of the 2019 Cash Convertible Senior Notes as of December 31, 2018 was as follows:

(in millions)	2018
Principal amount of 2019 Cash Convertible Senior Notes	1,150
Unamortized debt discount of 2019 Cash Convertible Senior Notes	45
Net liability of 2019 Cash Convertible Senior Notes	1,105

The effective interest rate, contractual interest expense and amortization of debt discount for the 2019 Cash Convertible Senior Notes for fiscal 2018 were as follows:

(in millions, except percentage)	2018
Effective interest rate	5.14%
Contractual interest expense	12
Amortization of debt discount	44

Note 15 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 30 years (land leases 48 to 90 years), some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2019, assets recorded under finance leases amounted to $82 million and accumulated depreciation associated with finance leases was $9 million.

The components of lease expense were as follows

2019

Operating lease cost	59

Finance lease cost:
Amortization of right-of-use assets	3
Interest on lease liabilities	1
Total finance lease cost	4

Other information related to leases was as follows:

2019

Supplemental cash flows information:
Operating cash flows from operating leases	53
Operating cash flows from finance leases	1
Financing cash flows from finance leases	2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases 1)	279
Finance leases	—

1) $188 million recorded on January 1, 2019 in accordance with the adoption of ASC 842.

Weighted average remaining lease term:
Operating leases	5.9
Finance leases	12.4

Weighted average discount rate:
Operating leases	3.1%
Finance leases	4.5%

Future minimum lease payments as of December 31, 2019 were as follows:

	As of
	December 31, 2019
	Operating leases	Finance leases

2020	68	3
2021	51	3
2022	37	3
2023	30	3
2024	22	3
Thereafter	52	18
Total future minimum lease payments	260	33
Less: imputed interest	(22)	(8)
Total	238	25

Rent expense amounted to $12 million in 2019 (containing as from 2019 only services related to leased assets as well as short-term leases) compared to $57 million and $63 million in 2018 and 2017, respectively (containing all leases of land and buildings and other equipment as well as related services).

Lease liabilities related to leases are split between current and non-current:

	As of
	December 31, 2019
	Operating leases	Finance leases

Other current liabilities	62	2
Other non-current liabilities	176	23
Total	238	25

Operating lease right-of-use assets are $226 million as of December 31, 2019 and are included in other non-current assets in the consolidated balance sheet.

Note 16 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2019, the Company had purchase commitments of $290 million, which are due through 2044.

Litigation
We are regularly involved as plaintiffs or defendants in claims and litigation relating to a variety of matters such as contractual disputes, personal injury claims, employee grievances and intellectual property litigation. In addition, our acquisitions, divestments and financial transactions sometimes result in, or are followed by, claims or litigation. Some of these claims may possibly be recovered from insurance reimbursements. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position. However, such outcomes may be material to our consolidated statement of operations for a particular period. The Company records an accrual for any claim that arises whenever it considers that it is probable that it is exposed to a loss contingency and the amount of the loss contingency can be reasonably estimated. Legal fees are expensed when incurred.

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $44 million accrued for potential and current legal proceedings pending as of December 31, 2019, compared to $123 million accrued at December 31, 2018 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of December 31, 2019, the Company’s balance related to insurance reimbursements was $25 million (December 31, 2018: $65 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at December 31, 2019, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $66 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $53 million.
In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 23 individuals. The Motorola suits allege exposures between 1965 and 2006. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Environmental remediation
In each jurisdiction in which we operate, we are subject to many environmental, health and safety laws and regulations that govern, among other things, emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, the investigation and remediation of soil and ground water contamination and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain of our operations.

As with other companies engaged in similar activities or that own or operate real property, the Company faces inherent risks of environmental liability at our current and historical manufacturing facilities. Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. Certain of these laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated.

Soil and groundwater contamination has been identified at our properties in Nijmegen, the Netherlands and near Phoenix, Arizona, United States. The remediation processes at these locations are expected to continue for many years.

As of December 31, 2019, we have recorded $90 million for environmental remediation costs, which are primarily included in other non-current liabilities in the accompanying Consolidated Balance Sheet. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 17 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2019 consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

Effective July 26, 2018, the board of directors of NXP, as authorized by its annual general meeting of shareholders (the “AGM”), authorized the repurchase of $5 billion of the Company’s stock for a period of 18 months. In October 2018, the board of directors of NXP authorized the additional repurchase of shares up to a maximum 20% (approximately 69 million shares) of the number of shares issued. As of year-end 2018, NXP repurchased 54.4 million shares, for a total of approximately $5 billion, of which a number of 17,300,143 shares had been cancelled. Effective June 17, 2019, the board of directors of NXP, as authorized by its annual general meeting of shareholders (the “AGM”), renewed and revised this authorization for a period of 18 months to repurchase ordinary shares up to the statutory limit. During the fiscal year-ended December 31, 2019, NXP repurchased 15.9 million shares, for a total of approximately $1.4 billion, of which a number of 13,183,081 shares had been cancelled. As a result, the number of issued NXP shares as per November 27, 2019 is 315,519,638 shares. At December 31, 2019, the Company has issued and paid up 315,519,638 shares (2018: 328,702,719 shares) of common stock each having a par value of €0.20 or a nominal stock capital of €63 million (2018: €66 million).

Cash dividends
The following dividends were declared in 2019 and 2018 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	2019	2018	2017
Dividends declared (in millions)	351	147	—
Dividends declared (per share)	1.25	0.50	—

Share-based awards
The Company has granted share-based awards to the members of our board of directors, management team, our other executives, selected other key employees/talents of NXP and selected new hires to receive the Company’s shares in the future. See Note 18, “Share-based Compensation”.

Treasury shares
From time to time, last on June 17, 2019, the General Meeting of Shareholders authorizes the Board of Directors to repurchase shares of our common stock. On that basis, for the first time in 2011 and latest effective November 19, 2019, the Board of Directors executed various share repurchase programs. In accordance with the Company’s policy to provide share-based awards from its treasury share inventory, shares which have been repurchased and are held in treasury for delivery upon exercise of options and under restricted and performance share programs, are accounted for as a reduction of stockholders’ equity. Treasury shares are recorded at cost, representing the market price on the acquisition date. When issued, shares are removed from treasury shares on a first-in, first-out (FIFO) basis.

Differences between the cost and the proceeds received when treasury shares are reissued, are recorded in capital in excess of par value. Deficiencies in excess of net gains arising from previous treasury share issuances are charged to retained earnings.

The following transactions took place resulting from employee option and share plans:

	2019	2018	2017
Total shares in treasury at beginning of year	35,913,021	3,078,470	10,609,980
Total cost	3,238	342	915
Shares acquired under repurchase program	15,865,718	54,376,181	2,522,589
Average price in $ per share	90.94	92.07	113.36
Amount paid	1,443	5,006	286
Shares delivered	4,513,416	4,241,487	10,054,099
Average price in $ per share	93.55	107.75	85.42
Amount received	84	39	233
Shares retired	13,183,081	17,300,143	—
Total shares in treasury at end of year	34,082,242	35,913,021	3,078,470
Total cost	3,037	3,238	342

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The computation of earnings per share (EPS) is presented in the following table:

	2019	2018	2017
Net income (loss)	272	2,258	2,272
Less: Net income (loss) attributable to non-controlling interests	29	50	57
Net income (loss) attributable to stockholders	243	2,208	2,215

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	282,056	325,781	338,646
Plus incremental shares from assumed conversion of:
Options 1)	776	1,145	4,517
Restricted Share Units, Performance Share Units and Equity Rights 2)	3,079	1,680	2,639
Warrants 3)	—	—	—
Dilutive potential common share	3,855	2,825	7,156
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	285,911	328,606	345,802

EPS attributable to stockholders in $:
Basic net income (loss)	0.86	6.78	6.54
Diluted net income (loss)	0.85	6.72	6.41

1)
Stock options to purchase up to 0.1 million shares of NXP’s common stock that were outstanding in 2019 (2018: 0.1 million shares; 2017: 0.1 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

2)
Unvested RSU’s, PSU’s and equity rights of 0.7 million shares that were outstanding in 2019 (2018: 0.9 million shares; 2017: 0.7 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSU’s, PSU’s and equity rights or the performance goal has not been met.

3)
Warrants to purchase up to 11.4 million shares of NXP's common stock at the price of $130.99 per share were outstanding in 2019 (2018: 11.2 million shares at a price of $132.55; 2017: 11.2 million shares at a price of $133.32). Upon exercise, the warrants will be net share settled. At the end of 2019, 2018 and 2017, the warrants were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average fair market value of the common shares.

Note 18 - Share-based Compensation
Share-based compensation expense is included in the following line items in our statement of operations:

	2019	2018	2017
Cost of revenue	42	40	33
Research and development	141	133	122
Selling, general and administrative	163	141	126
	346	314	281

The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $27 million (includes $3 million of excess tax benefits), $27 million (includes $4 million of excess tax benefits) and $51 million (includes $27 million of excess tax benefits) for the years ended December 31, 2019, 2018 and 2017, respectively.

Long Term Incentive Plans (LTIP’s)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. On October 29, 2019, the Company granted PSU awards to certain executives of the Company with a performance measure of Relative Total Shareholder Return (“Relative TSR”). Each PSU, which cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 2 common shares for each of the target units awarded based on the Relative TSR of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the PSUs using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology. The grant date fair value was $142.41 per PSU. The fair value of the PSUs is recognized as compensation cost over the service period of 3 years. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination of resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2019 was 29.2 million.

A charge of $339 million was recorded in 2019 for the LTIP (2018: $307 million; 2017: $272 million).

A summary of the activity for our LTIP’s during 2019 is presented below.

Stock options
The options have a strike price equal to the closing share price on the grant date. The fair value of the options has been calculated using the Black-Scholes formula, using the following assumptions:

•
an expected life varying from 5.76 to 6.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since our equity shares have been publicly traded for only a limited period of time and we do not have sufficient historical exercise data at the grant date of the options;

•	a risk-free interest rate varying from 1.0% to 1.9% (2018: 0.8% to 2.1%; 2017: 0.8% to 2.8%);

•	no expected dividend payments; and

•	a volatility of 42 – 45% based on the volatility of a set of peer companies. Peer company data has been used given the short period of time our shares have been publicly traded.

Above assumptions were valid at the moment NXP granted option. Changes in the assumptions can materially affect the fair value estimate.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2019	2,104,088	51.81
Granted	—	—
Exercised	880,581	50.97
Forfeited	20,598	72.07
Outstanding at December 31, 2019	1,202,909	52.08	3.99	90
Exercisable at December 31, 2019	1,193,418	51.85	3.97	90

No options were granted in 2019, 2018 and 2017.

The intrinsic value of the exercised options was $48 million (2018: $59 million; 2017: $311 million), whereas the amount received by NXP was $45 million (2018: $30 million; 2017: $137 million). The tax benefit realized from stock options exercised during fiscal 2019, 2018, and 2017 was $31 million, $34 million, and $83 million, respectively.

At December 31, 2019, there were no (2018: $7 million) unrecognized compensation cost related to non-vested stock options (2018 cost expected to be recognized over a weighted-average period of 0.8 years).

Performance share units
Financial performance conditions

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2019	222,496	75.28
Granted	—	—
Vested	—	—
Forfeited	27,398	73.00
Outstanding at December 31, 2019	195,098	75.60

In 2019, the weighted average grant date fair value of performance share units granted was $141.64 (2018: $121.18; 2017: no PSU’s granted).

Market performance conditions

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2019	1,478,986	121.18
Granted	400,025	141.64
Vested	—	—
Forfeited	34,824	121.37
Outstanding at December 31, 2019	1,844,187	125.61

No performance share units vested in 2019 (the fair value of the performance share units at the time of vesting in 2018: $6 million; 2017: $39 million).

At December 31, 2019, there was a total of $135 million (2018: $143 million; 2017: $4 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 2.0 years (2018: 2.6 years; 2017: 1.3 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2019	6,511,564	94.73
Granted	2,953,782	111.62
Vested	3,119,913	96.13
Forfeited	338,842	96.50
Outstanding at December 31, 2019	6,006,591	102.20

The weighted average grant date fair value of restricted share units granted in 2019 was $111.62 (2018: $84.77; 2017: $115.05). The fair value of the restricted share units at the time of vesting was $325 million (2018: $263 million; 2017: $328 million).

At December 31, 2019, there was a total of $501 million (2018: $484 million; 2017: $483 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.5 years (2018: 1.5 years; 2017: 1.6 years).

Management Equity Stock Option Plan (“MEP”)
Awards are no longer available under these plans. Current employees who owned vested MEP Options could have exercised such MEP Options during the five-year period subsequent to September 18, 2013, subject to these employees remaining employed by us and subject to the applicable laws and regulations.

No charge was recorded in 2019, 2018 and 2017 for options granted under the MEP. No MEP Options were outstanding as of December 31, 2019 (2018: no options outstanding; 2017: 231,924 vested options with a weighted average exercise price of €35.72).

The intrinsic value of exercised options was $16 million in 2018 and $206 million in 2017, whereas the amount received by NXP was $9 million in 2018 and $60 million in 2017.

Note 19 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Unrealized gains/losses available-for sale securities	Accumulated Other Comprehensive Income (loss)
As of December 31, 2017	269	8	(97)	(3)	177
Other comprehensive income (loss) before reclassifications	(51)	(10)	9	—	(52)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	—	3	(1)
Income tax effects	—	3	(4)	—	(1)
Other comprehensive income (loss)	(51)	(11)	5	3	(54)
As of December 31, 2018	218	(3)	(92)	—	123
Other comprehensive income (loss) before reclassifications	(15)	(6)	(54)	—	(75)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	13	—	—	13
Income tax effects	—	(2)	16	—	14
Other comprehensive income (loss)	(15)	5	(38)	—	(48)
As of December 31, 2019	203	2	(130)	—	75

Note 20 - Related-party Transactions
The Company’s related parties are the members of the board of directors of NXP Semiconductors N.V., the members of the management team of NXP Semiconductors N.V. and equity-accounted investees and, up to July 26, 2018, Qualcomm Incorporated. As of the divestment of the SP business on February 7, 2017, the newly formed Nexperia has become a related party.

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

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2019	2018	2017
Revenue and other income	82	133	130
Purchase of goods and services	64	106	144

The following table presents the amounts related to receivable and payable balances with these related parties:

	2019	2018
Receivables	21	25
Payables	9	49

As part of the divestment of the SP business, we entered into a lease commitment and related services to Nexperia, that is $64 million as of December 31, 2019, and committed $50 million to an investment fund affiliated with Nexperia’s owners. The lease commitments are reflected in our recorded lease liabilities in other current and non-current liabilities.

Note 21 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value and carrying amount of our financial instruments measured on a recurring basis:

	December 31, 2019			December 31, 2018
	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Money market funds	1	6	6	1,906	1,906
Notes hedges	3	—	—	24	24
Other financial assets	2	42	42	32	32
Derivative instruments-assets	2	10	10	6	6

Liabilities:
Short-term debt	2	—	—	(2)	(2)
Short-term debt (2019 Cash Convertible Senior Notes)	2	—	—	(1,105)	(1,327)
Long-term debt (bonds)	2	(7,365)	(7,922)	(6,222)	(6,191)
Other long-term debt	2	—	—	(25)	(25)
Notes Embedded Conversion Derivative	3	—	—	(24)	(24)
Derivative instruments-liabilities	2	(1)	(1)	(2)	(2)

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

Notes hedges and Notes Embedded Conversion Derivative
The Notes hedges and the Notes Embedded Conversion Derivative, which were settled along with the aggregate principal amount of the 2019 Cash Convertible Notes, are measured at fair value using level 3 inputs. The instruments are not actively traded and are valued at the measurement date using an option pricing model that uses observable inputs for the share price of NXP’s common stock, risk-free interest rate, dividend yield and the term, in combination with a significant unobservable input for volatility. Volatility has historically been determined by a hypothetical market place. The volatility factor utilized at December 31, 2018 was 34.8%. The change in the fair value of the Notes hedges and Notes Embedded Conversion Derivative was solely the gain and loss, respectively for each instrument that was recognized.

Debt
The fair value is estimated on the basis of observable inputs other than quoted prices in active markets for identical liabilities for certain issues, or on the basis of discounted cash flow analyses. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

Assets and liabilities recorded at fair value on a non-recurring basis
We measure and record our non-marketable equity investments (non-marketable equity method and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, at fair value when an impairment charge is required.

Note 22 - Other Financial Instruments, Derivatives and Currency Risk
We conduct business in diverse markets around the world and employ a variety of risk management strategies and techniques to manage foreign currency exchange rate and interest rate risks. Our risk management program focuses on the unpredictability of financial markets and seeks to minimize the potentially adverse effects that the volatility of these markets may have on our operating results. One way we achieve this is through the active hedging of risks through the selective use of derivative instruments.

Derivatives are recorded on our Consolidated Balance Sheets at fair value which fluctuates based on changing market conditions.

The Company does not purchase or hold financial derivative instruments for trading purposes.

Currency risk
The Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its exposure to the effects of currency fluctuations. Accordingly, the Company’s organizations identify and measure their exposures from transactions denominated in other than their own functional currency. We calculate our net exposure on a cash flow basis considering balance sheet items, actual orders received or made and anticipated revenue and expenses. The Company generally hedges foreign currency exposures in relation to transaction exposures, such as receivables/payables resulting from such transactions and part of anticipated sales and purchases. The Company generally uses forwards to hedge these exposures. As of January 1, 2016, as a result of the acquisition of Freescale, NXP has concluded that the functional currency of the holding company is USD. Beginning from January 1, 2016, our U.S. dollar-denominated notes and short term loans will no longer need to be re-measured. Prior to January 1, 2016, the U.S. dollar-denominated debt held by our Dutch subsidiary (which had at that time a euro functional currency) could have generated adverse currency results in financial income and expenses depending on the exchange rate movement between the euro and the U.S. dollar. This exposure was partially mitigated by the application of net investment hedge accounting, which had been applied since May 2011. The U.S. dollar exposure of the net investment in U.S. dollar functional currency subsidiaries was hedged by certain of our U.S. dollar denominated debt. The hedging relationship was assumed to be highly effective. Foreign currency gains or losses on this U.S. dollar debt that were recorded in a euro functional currency entity that were designated as, and to the extent they were effective, as a hedge of the net investment in our U.S. dollar foreign entities, were reported as a translation adjustment in other comprehensive income within equity, and offset in whole or in part the foreign currency changes to the net investment that were also reported in other comprehensive income. Absent the application of net investment hedging, these amounts would have been recorded as a loss within financial income (expense) in the statement of operations.

Note 23 - Segments and Geographical Information
As discussed in Note 1, we changed our reporting segments to better align with our organizational structure and with the way our chief operating decision maker makes operating decisions, allocates resources, and manages the growth and profitability of the business.

Revenue attributed to geographic areas is based on the customer’s shipped-to location (except for intellectual property license revenue which is attributable to the Netherlands). Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

Geographical Information

	Revenue			Property, plant and equipment, net
	2019	2018	2017	2019	2018	2017
China	3,147	3,430	3,640	265	287	281
Netherlands	275	349	304	221	214	198
United States	840	919	922	845	782	770
Singapore	1,006	1,220	1,082	321	298	211
Germany	526	531	570	52	55	57
Japan	780	735	750	—	—	—
South Korea	327	357	356	—	—	—
Malaysia	120	112	103	337	373	369
Other countries	1,856	1,754	1,529	407	427	409
	8,877	9,407	9,256	2,448	2,436	2,295

Note 24 - Subsequent Events

On February 3, 2020, NXP completed the sale of the Company's Voice and Audio Solutions (VAS) assets, pursuant to the definitive agreement dated August 16, 2019, with Shenzhen Goodix Technology Co., Ltd. ("Goodix") from China, for a net cash amount of $161 million inclusive of final working capital adjustments.

Supplementary Financial Data (unaudited)
NXP Semiconductors N.V.
Financial Information by Quarter (unaudited)

(In millions, except per share amounts)	2019 for Quarter Ended
	December 31	September 29	June 30	March 31
Revenue	2,301	2,265	2,217	2,094
Gross profit	1,209	1,186	1,151	1,072
Net income (loss) attributable to shareholders	114	109	41	(21)
Earnings per share - Basic	0.41	0.39	0.15	(0.07)
Earnings per share - Diluted	0.40	0.38	0.14	(0.07)
Dividends per share of common stock:
- Declared	0.375	0.375	0.25	0.25
- Paid	0.375	0.25	0.25	0.25

(In millions, except per share amounts)	2018 for Quarter Ended
	December 31	September 30	July 1	April 1
Revenue	2,403	2,445	2,290	2,269
Gross profit	1,243	1,256	1,180	1,172
Net income (loss) attributable to shareholders	276	1,820	54	58
Earnings per share - Basic	0.94	5.64	0.16	0.17
Earnings per share - Diluted	0.94	5.60	0.16	0.17
Dividends per share of common stock:
- Declared	0.25	0.25	—	—
- Paid	0.25	—	—	—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Annual Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information required to be disclosed in such reports was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
It should be noted that any control system, regardless of how well it is designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The Company’s independent registered public accounting firm, KPMG Accountants N.V., has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers appears under the captions "Board of Directors" and "Executive Officers," respectively, in Part I, Item 1 of this report.

Information regarding certain corporate governance and other matters appearing under the captions "Corporate Governance," "How our Board Governs and Is Governed" and "Proposal 3: (Re-)appointment of Directors," in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders, are incorporated herein by reference.

The Rules Governing the Board adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics are posted on the "Investors—Corporate Governance" section of our website at www.nxp.com.

Item 11. Executive Compensation
The sections entitled “Executive Compensation” and “Non-Employee Director Compensation” in our 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the caption "Information About the Board of Directors and Corporate Governance Matters—Independent Directors" and "Information About the Board of Directors and Corporate Governance Matters—Certain Relationships and Related Party Transactions" in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees,” "Audit Committee Pre-Approval Policies" and "Proposal 8: Appointment of Ernst and Young, LLP as the Company's Independent Auditors for a three-year period starting with the 2020 Fiscal Year" in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, are incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements:
See "List of Financial Statements" within the Consolidated Financial Statements

(a) 2. Financial Statement Schedules:
Not applicable or the required information is otherwise included in the Consolidated Financial Statements and accompanying notes.

(a) 3. Exhibits:
The exhibits listed on the index below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibit Number	Description of Document

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

4.1*	Description of the Company’s securities

4.2
Senior Unsecured Indenture dated June 9, 2015 among NXP B.V. and NXP Funding LLC as Issuers, each of the Guarantors named on the signature pages thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4.10 of the Form 20-F of NXP Semiconductors N.V. filed on February 26, 2016)

4.3
Senior Indenture dated as of May 23, 2016, between NXP B.V. and NXP Funding LLC as Issuers, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 2 of the Form 6-K of NXP Semiconductors N.V. filed on August 2, 2016)

4.4
Senior Indenture dated as of August 11, 2016, among NXP B.V. and NXP Funding LLC as Issuers, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4.21 of the Form 20-F of NXP Semiconductors N.V. filed on March 3, 2017)

4.5
Senior Indenture dated as of December 6, 2018, among NXP B.V., NXP Funding LLC, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as trustee (incorporated by reference to Exhibit 4.13 of the Form 20-F of NXP Semiconductors N.V. filed on March 1, 2019)

4.6
Senior Indenture dated as of June 18, 2019, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.1
Intellectual Property Transfer and License Agreement dated as of September 28, 2006 between Koninklijke Philips Electronics N.V. and NXP B.V. (incorporated by reference to Exhibit 10.1 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.2
Intellectual Property Transfer and License Agreement dated as of November 16, 2009 among NXP B.V., Virage Logic Corporation and VL C.V. (incorporated by reference to Exhibit 10.2 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.3
Shareholders’ agreement dated as of March 30, 1999, as amended among EBD Investments Pte. Ltd., Koninklijke Philips Electronics N.V. and Taiwan Semiconductor Manufacturing Company Ltd. (incorporated by reference to Exhibit 10.4 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.4
Lease Agreement dated as of December 23, 2004 between Jurong Town Corporation and Systems on Silicon Manufacturing Company Pte. Ltd. for the property at No. 70 Pasir Ris Drive 1, Singapore (incorporated by reference to Exhibit 10.8 of the Amendment No. 2 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 10, 2010 (File No. 333-166128))

10.5+
Long Term Incentive Plan 2011 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan, Restricted Stock Unit Plan and Share Plan (incorporated by reference to Exhibit 10.23 of the Form 20-F of NXP Semiconductors N.V. filed on March 13, 2012)

10.6+
Long Term Incentive Plan 2012/3 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan, Restricted Stock Unit Plan and Share Plan (incorporated by reference to Exhibit 10.23 of the Form 20-F of NXP Semiconductors N.V. filed on March 1, 2013). Long Term Incentive Plan 2013/4 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan and Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on February 28, 2014). Long Term Incentive Plan 2014/5 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan, the Restricted Stock Unit Plan and the Keep Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on March 6, 2015). Long Term Incentive Plan 2015/6 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan and the Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on February 26, 2016). Long Term Incentive Plan 2016/17 Terms and Conditions with regard to the Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on March 3, 2017). Long Term Incentive Plan 2017/18 Terms and Conditions with regard to the Restricted Stock Unit Plan (incorporated by reference to Exhibit 4.6 of the Form S-8 of NXP Semiconductors N.V. filed on October 25, 2017 (File No. 333-221118)). Long Term Incentive Plan 2018/19 Terms and Conditions with regard to the Performance Stock Units Plan (incorporated by reference to Exhibit 4.11 of the Form S-8 of NXP Semiconductors N.V. filed on September 14, 2018 (File No. 333-227332)). Long Term Incentive Plan 2018/19 Terms and Conditions with regard to the Restricted Stock Units Plan (incorporated by reference to Exhibit 4.12 of the Form S-8 of NXP Semiconductors N.V. filed on September 14, 2018 (File No. 333-227332))

10.7+	NXP Semiconductors N.V. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of the Form S-8 of NXP Semiconductors N.V. filed on September 10, 2019 (File No. 333-233694))

10.8+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.9+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.10+	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.11*+	Employment Agreement between NXP B.V. and Mr. R.L. Clemmer dated July 17, 2009, and amendments dated October 16, 2013 and November 28, 2018
10.12*+	Employment Letter between NXP USA, Inc. and Peter Kelly dated August 17, 2018 and Employment Agreement between NXP Semiconductors N.V. and Mr. P Kelly effective June 19, 2012

10.13*+	Form of 2015/2016 MT Grant Letter

10.14*+	Form of 2018 MT Annual Grant Letter

10.15*+	Summary of MT Change of Control Severance Arrangement

10.16*+	Summary of MT Death Benefit Arrangement related to Equity Awards

10.17
Revolving Credit Agreement dated as of June 11, 2019, among NXP B.V. and NXP Funding LLC, the financial institutions from time to time party thereto, Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 2 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.18
Guaranty, dated as of June 11, 2019, made by NXP Semiconductors N.V. and NXP USA, Inc. and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 3 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

21.1*	List of Subsidiaries of the Registrant

23*	Consent of KPMG Accountants N.V.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2020
NXP Semiconductors N.V.

By:	/s/ PETER KELLY
Peter Kelly, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Jennifer Wuamett and Jean A.W. Schreurs, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, in connection with this Annual Report on Form 10-K, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 27, 2020.

/s/RICHARD L. CLEMMER	/s/PETER KELLY
Richard L. Clemmer	Peter Kelly
Executive Director and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)

/s/SIR PETER BONFIELD	/s/KENNETH A. GOLDMAN
Sir Peter Bonfield	Kenneth A. Goldman
Non-executive Director and Chairman of the Board	Non-executive Director

/s/JOSEF KAESER	/s/LENA OLVING
Josef Kaeser	Lena Olving
Non-executive Director	Non-executive Director

/s/PETER SMITHAM	/s/JULIE SOUTHERN
Peter Smitham	Julie Southern
Non-executive Director	Non-executive Director

/s/JASMIN STAIBLIN	/s/GREGORY L. SUMME
Jasmin Staiblin	Gregory L. Summe
Non-executive Director	Non-executive Director

/s/KARL-HENRIK SUNDSTRÖM
Karl-Henrik Sundström
Non-executive Director