Form 10-Q
period 2020-03-29
NXP Semiconductors N.V.
filed 2020-04-28
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
or
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
Yes  ☐    No  ☒

As of April 24, 2020, there were 279,034,929 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended March 29, 2020

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 29, 2020	March 31, 2019
Revenue	2,021	2,094
Cost of revenue	(1,024)	(1,022)
Gross profit	997	1,072
Research and development	(425)	(415)
Selling, general and administrative	(233)	(248)
Amortization of acquisition-related intangible assets	(381)	(357)
Total operating expenses	(1,039)	(1,020)
Other income (expense)	110	2
Operating income (loss)	68	54
Financial income (expense):
Other financial income (expense)	(78)	(83)
Income (loss) before income taxes	(10)	(29)
Benefit (provision) for income taxes	(2)	9
Results relating to equity-accounted investees	(1)	4
Net income (loss)	(13)	(16)
Less: Net income (loss) attributable to non-controlling interests	8	5
Net income (loss) attributable to stockholders	(21)	(21)

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	(0.08)	(0.07)
Diluted	(0.08)	(0.07)

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	279,933	287,227
Diluted	279,933	287,227

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 29, 2020	March 31, 2019
Net income (loss)	(13)	(16)
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(10)	—
Change in foreign currency translation adjustment	(49)	(12)
Change in net actuarial gain (loss)	(2)	(2)
Total other comprehensive income (loss)	(61)	(14)
Total comprehensive income (loss)	(74)	(30)
Less: Comprehensive income (loss) attributable to non-controlling interests	8	5
Total comprehensive income (loss) attributable to stockholders	(82)	(35)

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	March 29, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	1,079	1,045
Accounts receivable, net	616	667
Assets held for sale	—	50
Inventories, net	1,227	1,192
Other current assets	327	313
Total current assets	3,249	3,267
Non-current assets:
Other non-current assets	712	732
Property, plant and equipment, net of accumulated depreciation of $3,842 and $3,742	2,397	2,448
Identified intangible assets, net of accumulated amortization of $6,113 and $5,764	3,218	3,620
Goodwill	9,935	9,949
Total non-current assets	16,262	16,749
Total assets	19,511	20,016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	895	944
Restructuring liabilities-current	26	32
Other current liabilities	910	815
Total current liabilities	1,831	1,791
Non-current liabilities:
Long-term debt	7,366	7,365
Deferred tax liabilities	199	282
Other non-current liabilities	857	923
Total non-current liabilities	8,422	8,570
Total liabilities	10,253	10,361
Equity:
Non-controlling interests	222	214

Stockholders’ equity:
Common stock, par value €0.20 per share:	64	64
Capital in excess of par value	15,236	15,184
Treasury shares, at cost:
36,518,520 shares (2019: 34,082,242 shares)	(3,345)	(3,037)
Accumulated other comprehensive income (loss)	14	75
Accumulated deficit	(2,933)	(2,845)
Total stockholders’ equity	9,036	9,441
Total equity	9,258	9,655
Total liabilities and equity	19,511	20,016

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss)	(13)	(16)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	540	502
Share-based compensation	107	86
Amortization of discount on debt	—	11
Amortization of debt issuance costs	1	3
Net (gain) loss on sale of assets	(110)	—
Results relating to equity-accounted investees	1	(4)
Deferred tax expense (benefit)	(75)	(63)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	27	(42)
(Increase) decrease in inventories	(35)	38
Increase (decrease) in accounts payable and other liabilities	64	(250)
Decrease (increase) in other non-current assets	4	20
Exchange differences	(4)	6
Other items	5	5
Net cash provided by (used for) operating activities	512	296
Cash flows from investing activities:
Purchase of identified intangible assets	(45)	(28)
Capital expenditures on property, plant and equipment	(143)	(144)
Purchase of interests in businesses, net of cash acquired	(10)	—
Proceeds from sale of interests in businesses	161	37
Purchase of investments	—	(2)
Proceeds from sale of investments	—	1
Net cash provided by (used for) investing activities	(37)	(136)
Cash flows from financing activities:
Dividends paid to common stockholders	(105)	(73)
Proceeds from issuance of common stock through stock plans	29	32
Purchase of treasury shares and restricted stock unit withholdings	(355)	(715)
Net cash provided by (used for) financing activities	(431)	(756)
Effect of changes in exchange rates on cash positions	(10)	(1)
Increase (decrease) in cash and cash equivalents	34	(597)
Cash and cash equivalents at beginning of period	1,045	2,789
Cash and cash equivalents at end of period	1,079	2,192

	As of
	March 29, 2020	March 31, 2019
Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	53	25
Income taxes	39	209
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	161	37
Book value of these assets	(51)	(34)
Non-cash investing activities:
Non-cash capital expenditures	78	89
See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655
Net income (loss)						(21)	(21)	8	(13)
Other comprehensive income					(61)		(61)		(61)
Share-based compensation plans			108				108		108
Shares issued pursuant to stock awards	497			47		(18)	29		29
Treasury shares and restricted stock unit withholdings	(2,933)			(355)			(355)		(355)
Expiration of stock purchase warrants			(56)			56	—		—
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of March 29, 2020	279,001	64	15,236	(3,345)	14	(2,933)	9,036	222	9,258

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2018	292,790	67	15,460	(3,238)	123	(1,907)	10,505	185	10,690
Net income (loss)						(21)	(21)	5	(16)
Other comprehensive income					(14)		(14)		(14)
Share-based compensation plans			87				87		87
Shares issued pursuant to stock awards	867			83		(51)	32		32
Treasury shares and restricted stock unit withholdings	(8,482)			(715)			(715)		(715)
Shareholder tax on repurchased shares						(62)	(62)		(62)
Dividends common stock ($0.25 per share)						(71)	(71)		(71)
Balance as of March 31, 2019	285,175	67	15,547	(3,870)	109	(2,112)	9,741	190	9,931

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10‑K for the year ended December 31, 2019.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

On March 5, 2020, NXP announced that its Board of Directors has unanimously nominated Kurt Sievers, to be appointed as President and Chief Executive Officer. Mr. Sievers will succeed Richard “Rick” Clemmer, who has successfully led NXP since 2009. The Board of Directors has proposed the appointment of Mr. Sievers as executive director and Chief Executive Officer at the company’s Annual General Meeting of Shareholders scheduled for May 27, 2020. Mr. Clemmer will remain a strategic advisor to NXP.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
Except for the changes below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2 Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policy information below is to aid in the understanding of the financial information disclosed.

New accounting standards not yet adopted
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 should be applied on a retrospective basis to all periods presented and is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our financial statement disclosures.

Accounting standards recently adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments are estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new accounting guidance generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. The ASUs became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, the one step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. The ASU should be applied on a prospective basis. ASU 2017-04 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Therefore, a customer in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. ASU 2018-15 also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement, and to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. ASU 2018-15 can be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods therein, with early adoption permitted. ASU 2018-15 became effective for us on January 1, 2020. We have elected to apply the standard prospectively. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2020
There were no material acquisitions during the first three months of 2020. On February 3, 2020, we completed the sale of the Company's Voice and Audio Solutions (VAS) assets, pursuant to the definitive agreement dated August 16, 2019 and which was previously classified as held for sale, with Shenzhen Goodix Technology Co., Ltd. ("Goodix") from China, for a net cash amount of $161 million inclusive of final working capital adjustments. This resulted in a gain of $110 million recorded in Other income (expense) on the Consolidated Statements of Operations.

2019
On December 6, 2019, we completed the acquisition of Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets for total consideration of $1.7 billion, net of closing adjustments. The acquisition complements NXP’s processing, security and connectivity offerings in the Industrial & IoT, as well as in the Automotive and Communication Infrastructure markets.

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

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	March 29, 2020	March 31, 2019
Distributors	984	962
Original Equipment Manufacturers and Electronic Manufacturing Services	1,000	1,114
Other	37	18
Total	2,021	2,094

Depreciation, amortization and impairment

	For the three months ended
	March 29, 2020	March 31, 2019
Depreciation of property, plant and equipment	132	124
Amortization of internal use software	2	2
Amortization of other identified intangible assets	406	376
Total - Depreciation, amortization and impairment	540	502

Other income (expense)

Income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	For the three months ended	For the three months ended
	March 29, 2020	March 31, 2019
Income from MSA and TSA arrangements	33	26
Expenses from MSA and TSA arrangements	(33)	(24)
Result from MSA and TSA arrangements	—	2
Other, net	110	—
Total	110	2

Financial income and expense

	For the three months ended
	March 29, 2020	March 31, 2019
Interest income	4	13
Interest expense	(82)	(87)
Total interest expense, net	(78)	(74)
Foreign exchange rate results	4	(6)
Miscellaneous financing costs/income and other, net	(4)	(3)
Total other financial income/ (expense)	—	(9)
Total - Financial income and expenses	(78)	(83)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	March 29, 2020	March 31, 2019
Net income (loss)	(13)	(16)
Less: net income (loss) attributable to non-controlling interests	8	5
Net income (loss) attributable to stockholders	(21)	(21)

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	279,933	287,227
Plus incremental shares from assumed conversion of:
Options 1)	—	—
Restricted Share Units, Performance Share Units and Equity Rights 2)	—	—
Warrants 3)	—	—
Dilutive potential common shares	—	—

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	279,933	287,227

EPS attributable to stockholders in $:
Basic net income (loss)	(0.08)	(0.07)
Diluted net income (loss)	(0.08)	(0.07)

1)    Stock options to purchase up to 1.1 million shares of NXP’s common stock that were outstanding in Q1 2020 (Q1 2019: 1.8 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

2)    Unvested RSUs, PSUs and equity rights of 7.9 million shares that were outstanding in Q1 2020 (Q1 2019: 7.8 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

3)    Warrants to purchase up to 7.6 million shares of NXP’s common stock at a price of $130.46 per share were outstanding in Q1 (Q1 2019: 11.3 million shares at a price of $132.19). Upon exercise, the warrants will be net share settled. At the end of both Q1 2020 and Q1 2019, the warrants were not included in the computation of diluted EPS because the warrants exercise price was greater than the average fair market value of the common shares.

Balance Sheet Information

Cash and cash equivalents

At March 29, 2020 and December 31, 2019, our cash balance was $1,079 million and $1,045 million, respectively, of which $201 million and $188 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $49 million as of March 29, 2020 (December 31, 2019: $41 million).

Inventories are summarized as follows:

	March 29, 2020	December 31, 2019
Raw materials	64	52
Work in process	920	894
Finished goods	243	246
	1,227	1,192

The amounts recorded above are net of allowance for obsolescence of $118 million as of March 29, 2020 (December 31, 2019: $114 million).

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2019	203	2	(130)	75
Other comprehensive income (loss) before reclassifications	(49)	(16)	7	(58)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	3	—	3
Tax effects	—	3	(9)	(6)
Other comprehensive income (loss)	(49)	(10)	(2)	(61)
As of March 29, 2020	154	(8)	(132)	14

Cash dividends

The following dividends were declared during the first quarter 2020 and 2019 under NXP’s quarterly dividend program:

	First Quarter 2020		First Quarter 2019
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.375	105	0.25	71

The dividend declared (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of March 29, 2020 and subsequently paid on April 6, 2020.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2020:

	Balance January 1, 2020	Additions	Utilized	Released	Other changes	Balance Balance as of March 29, 2020
Restructuring liabilities	32	9	(15)	—	—	26

The restructuring charges consist of personnel lay-off costs of $11 million for the three month period ended March 29, 2020 (March 31, 2019: $25 million).

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended
	March 29, 2020	March 31, 2019
Cost of revenue	3	4
Research and development	4	11
Selling, general and administrative	4	10
Net restructuring charges	11	25

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended
	March 29, 2020	March 31, 2019
Tax expense (benefit)	2	(9)
Effective tax rate	20.0%	31.0%

Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the mix of income and losses in various jurisdictions. Our effective tax rate for the first three months of 2020 was an expense of 20.0% on a pre-tax loss compared with a benefit of 31.0% on a pre-tax loss for the first three months of 2019. The movements in our effective tax rate relates mainly to the net effect of (1) the decrease in the valuation allowance when compared to the same period in 2019 as there were no Netherlands related interest expense that was impacted by the interest limitation rules ($13 million), (2) offset by the increase in non deductible goodwill ($10 million), both linked to the divestiture of the VAS business. In addition, the taxable foreign exchange rate gain is higher ($10 million) in the first three months of 2020 compared to the first three months of 2019.

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign taxes by $3 million and $2 million for the first quarter of 2020 and the first quarter of 2019, respectively. The benefit of this tax holiday on net income per share (diluted) was $0.01 for the first quarter of 2020 and $0.01 for the first quarter of 2019.

7 Identified Intangible Assets

Identified intangible assets as of March 29, 2020 and December 31, 2019, respectively, were composed of the following:

	March 29, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	267	—	272	—
Marketing-related	82	(71)	81	(67)
Customer-related	963	(349)	968	(340)
Technology-based	8,019	(5,693)	8,063	(5,357)
Identified intangible assets	9,331	(6,113)	9,384	(5,764)

(1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2020 (remaining)	1,007
2021	680
2022	577
2023	343
2024	163
Thereafter	448

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 3 years as of March 29, 2020 (December 31, 2019: 3 years).

8 Debt

The following table summarizes the outstanding debt as of March 29, 2020 and December 31, 2019:

		March 29, 2020		December 31, 2019
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 4.125% senior unsecured notes	Jun, 2021	1,350	4.125	1,350	4.125
Fixed-rate 4.625% senior unsecured notes	Jun, 2022	400	4.625	400	4.625
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		7,400		7,400
Unamortized discounts, premiums and debt issuance costs		(34)		(35)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		7,366		7,365
Long-term debt		7,366		7,365

9 Leases

Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 30 years (land leases 48 to 90 years), some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of March 29, 2020, assets recorded under finance leases were $82 million and accumulated depreciation associated with finance leases was $10 million. Finance lease liabilities amount to $25 million as of March 29, 2020 ($25 million as of December 31, 2019).

The components of operating lease expense were as follows:

	For the three months ended	For the three months ended
	March 29, 2020	March 31, 2019
Operating lease cost	16	13

Other information related to operating leases was as follows:

	For the three months ended	For the three months ended
	March 29, 2020	March 31, 2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases 1)	5	188
1) $188 million recorded on January 1, 2019 in accordance with the adoption of ASC 842.
Weighted average remaining lease term:
Operating leases	7 years	6 years
Weighted average discount rate:
Operating leases	3%	3%

Future minimum lease payments as of March 29, 2020 were as follows:

As of
March 29, 2020
Operating leases
2020 (remaining)	47
2021	51
2022	37
2023	31
2024	22
Thereafter	51
Total future minimum lease payments	239
Less: imputed interest	(20)
Total	219

Lease liabilities related to leases are split between current and non-current:

	Operating leases
	As of
	March 29, 2020	December 31, 2019
Other current liabilities	59	62
Other non-current liabilities	160	176
Total	219	238

Operating lease right-of-use assets are $213 million as of March 29, 2020 (December 31, 2019: $226 million) and are included in other non-current assets in the condensed consolidated balance sheet.

10 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP, the executive officers of NXP and equity-accounted investees. As of the divestment of the SP business on February 7, 2017, the newly formed Nexperia has become a related party.

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

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	March 29, 2020	March 31, 2019
Revenue and other income	18	23
Purchase of goods and services	12	19

The following table presents the amounts related to receivable and payable balances with these related parties:

	March 29, 2020	December 31, 2019
Receivables	21	21
Payables	6	9

As part of the divestment of the SP business, we entered into a lease commitment and related services to Nexperia, which is $60 million as of March 29, 2020, and committed $50 million to an investment fund affiliated with Nexperia’s owners. The lease commitments are reflected in our recorded lease liabilities in other current and non-current liabilities.

11 Fair Value of Financial Assets and Liabilities

The following table summarizes the estimated fair value and carrying amount of our financial instruments:

		March 29, 2020		December 31, 2019
	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Money market funds	1	6	6	6	6
Other financial assets	2	42	42	42	42
Derivative instruments-assets	2	8	8	10	10

Liabilities:
Long-term debt (bonds)	2	(7,366)	(7,534)	(7,365)	(7,922)
Derivative instruments-liabilities	2	(11)	(11)	(1)	(1)

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

Debt
The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

Assets and liabilities recorded at fair value on a non-recurring basis
We measure and record our non-marketable equity investments (non-marketable securities and cost method investments) and non-financial assets, such as intangible assets and property, plant and equipment, at fair value when an impairment charge is required.

12 Litigation

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $38 million accrued for potential and current legal proceedings pending as of March 29, 2020, compared to $44 million accrued at December 31, 2019. The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of March 29, 2020, the Company’s balance related to insurance reimbursements was $23 million (December 31, 2019: $25 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at March 29, 2020, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $42 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $45 million.

In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 18 individuals. The Motorola suits allege exposures between 1981 and 2005. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. In the Motorola suits, a portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This interim Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our consolidated financial statements and notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve a number of risks and uncertainties, including any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances, including our response to the current global pandemic and the potential impact the pandemic will have on our operations, liquidity, customers, facilities and supply chain. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, including the risk factor set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q specifically related to the coronavirus outbreak and measures taken in response thereto, and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect subsequent events or circumstances.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview - Overall analysis of financial and other highlights to provide context for the MD&A

•	Results of Operations - An analysis of our financial results

•	Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows

•	Contractual Obligations - An update on contractual obligations as of December 31, 2019

•	Off-balance Sheet Arrangements - An update on off-balance sheet arrangements as of December 31, 2019

Overview

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019

Revenue	2,021	2,094
Gross profit	997	1,072
Operating income (loss)	68	54
Cash flow from operating activities	512	296
Total debt	7,366	7,340
Net debt	6,287	5,148
Diluted weighted average number of shares outstanding	279,933	287,227
Diluted net income per share	(0.08)	(0.07)
Dividends per common share	0.375	0.25

Revenue for the three months ended March 29, 2020 was down 3.5% from the three months ended March 31, 2019 against a very challenging economic backdrop, due to the COVID-19 pandemic. Revenues decreased by 4% in our largest end market, Automotive, and 10% in the Communications & Infrastructure end market, which were slightly offset by an increase of 2% in our Industrial and IOT end market and a 2.5% increase in the Mobile end market. When aggregating all end markets, the decrease in revenue was mostly related to lower sales to Original Equipment Manufacturers, in particular in Japan and Greater China (including Asia Pacific).

Our gross profit percentage for the first quarter of 2020 decreased from 51.2% in the first quarter of 2019 to 49.3%, essentially due to lower revenue as a result of the COVID-19 crisis, a less favorable product mix and the purchase accounting effect on inventory ($17 million) due to the Marvell acquisition.

Notwithstanding the challenging operating environment we currently face, we continue to execute on our strategy within our target markets and focus on driving profitability.

On February 3, 2020, we completed the sale of the Company's Voice and Audio Solutions (VAS) assets, receiving proceeds of $161 million resulting in a gain of $110 million.

We continue to generate strong operating cash flows, with $512 million in cash flows from operations for the first three months ended 2020. We returned $460 million to our shareholders during the first quarter of 2020 in dividends and repurchases of common stock. Our cash position at the end of the first quarter of 2020 was $1,079 million. On March 5, 2020, the NXP Board of Directors approved a cash dividend of $0.375 per common share for the first quarter of 2020.

Our Response to a Global Pandemic

We are beholding the profound impact that the novel coronavirus (“COVID-19”) is having on our employees and their families, the communities that we operate in, the global economy and society at large. NXP has responded by actively addressing the COVID-19 situation and its impact globally with global crisis response teams, working to mitigate the potential impacts to our people and our business.

With our strong business model and with demonstrated financial discipline, which is a keystone of our culture, we believe that we will emerge from this time well positioned for long-term growth. That being said, we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.

The impact of COVID-19 and measures to prevent its spread are affecting how we operate in a number of ways. In response, we have implemented measures to focus on the safety of our employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Taking Care of our People
Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees. As governments institute new restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for essential operations in our factories. We have significantly reduced the number of people in our offices, helping to protect our employees who work in our labs and factories and who are essential to keeping our business running. Daily, our employees are taking initiative, intensely collaborating, and focusing on delivering to our customers. We remain open, our factories continue to operate around the world in accordance with guidance issued by local and national government authorities.

Taking Care of our Communities
NXP was built to adapt, to respond to unknown challenges and to support the communities that we operate in. We believe with our global presence we have a responsibility to the families of our 29,000 employees and their communities to find ways to be a supportive neighbour. Our team members are assuring that our customers in the healthcare and medical areas have critical MCU and sensor products to enable the increased production of respirators. Globally we are donating PPE material where it is needed and providing laptops to students, NGOs and nursing home patients. Our team members are also independently raising funds and donating back in their local communities to help the less privileged.

Liquidity and Capital Resources
Thanks to our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment. As we operate our business in this uncertain environment, our priorities will remain the health and safety of our people, providing our essential products to consumers around the world, and remained focused on having our business deliver long-term growth. Over the years, NXP has created a business that generates significant cash, thanks to its large and diverse revenue stream. We therefore believe we have sufficient liquidity to satisfy our cash needs. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization, re-prioritizing our capital projects, while simultaneously maintaining critical investments in areas that will assure NXP’s long-term success.

Customer Demand
We saw the deterioration of customer demand begin to accelerate in March and has continued through April. We find ourselves navigating a challenging and fluid environment, attempting to make accurate projections of OEM customer demand, especially in the global automotive markets. In North America and Europe, automotive OEMs and Tier-One suppliers are struggling with full or partial factory shut downs and disrupted extended supply chains. While the demand environment in China has clearly improved, especially in the industrial and mobile end markets, it is still below long-term normal demand trend-lines. In our opinion, the key to determining when growth will return to some level of normalcy, will be the widespread re-opening and the move to full operating capacity of manufacturing sites, especially in the automotive industry outside of China. As our customers begin to recalibrate their demand signals throughout the supply chain, we anticipate we will see improved build plans, as well as seeing the benefits from the ramp of NXP specific programs.

Facilities and Supply Chain
From an operational perspective all our manufacturing facilities are up and running, and we have not experienced any major supply chain issues. We have been extremely fortunate that the virus has not significantly impacted our broad employee base. We will continue to work closely with local governmental agencies to support cautious return to work efforts as we look towards getting back to full capacity.

Moving Forward
The overall impact of COVID-19 on our consolidated results of operations for the three months ended March 29, 2020 was consequential to our revenue and operating margin, but we were still able to generate robust cash and keep a strong balance sheet. As we move into the second quarter, we expect our revenue to decline further and, in order to maintain appropriate levels of inventory, plan to run our internal front-end factories at a much lower utilization rate, below our normal capacity. The combined effect will result in lower gross margin, especially as we recognize under absorption of fixed costs in period.

For the rest of the year, the impact that COVID-19 will have on our consolidated results of operations remains uncertain. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources.

Results of operations

The following table presents operating income for each of the three month periods ended March 29, 2020 and March 31, 2019, respectively:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019

Revenue	2,021	2,094
% nominal growth	(3.5)	(7.7)
Gross profit	997	1,072
Research and development	(425)	(415)
Selling, general and administrative	(233)	(248)
Amortization of acquisition-related intangible assets	(381)	(357)
Other income (expense)	110	2
Operating income (loss)	68	54

Revenue
Revenue for the three months ended March 29, 2020 was $2,021 million compared to $2,094 million for the three months ended March 31, 2019, a decrease of $73 million or 3.5%. The decrease is attributed to the impact of the COVID-19 pandemic in our primary end-markets, including quarter over quarter decreases in our Automotive and Communications & Infrastructure end-markets.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019	Change
Automotive	994	1,036	(4.1)%
Industrial & IoT	376	368	2.2%
Mobile	247	241	2.5%
Communication Infrastructure & Other	404	449	(10.0)%
Revenue	2,021	2,094	(3.5)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019	Change
Distributors	984	962	2.3%
OEM/EMS	1,000	1,114	(10.2)%
Other	37	18	105.6%
Revenue	2,021	2,094	(3.5)%

Revenue by geographic region, which is based on the customer’s shipped-to location (except for intellectual property license revenue which is attributable to the Netherlands) was as follows:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019	Change
Greater China (including Asia Pacific)	1,068	1,098	(2.7)%
EMEA (Europe, the Middle East and Africa)	441	441	—%
Americas	254	268	(5.2)%
Japan	170	207	(17.9)%
South Korea	88	80	10.0%
Revenue	2,021	2,094	(3.5)%

■	Automotive
■	Industrial IoT
■	Mobile
■	Comm Infra & Other

■	Distributors
■	OEM/EMS
■	Other

Revenue associated with the Automotive market declined $42 million year-on-year. The decline was due to the COVID-19 pandemic, which impacted automotive supply chains and resulted in many auto OEMs outside of China shutting car production sites, especially in Japan. The year on year declines were most notable in our core auto products which are more susceptible to variances in auto production rates, including our mainstream auto processors, advanced analog, and sensor products. The declines were offset by positive trends in our auto growth products, including ADAS safety and processors for digital clusters.

Revenue derived from the Industrial and IoT market increased $8 million year-on-year due to the first full quarter contribution of revenue associated with the recently acquired Marvell wireless connectivity assets for connected IoT solutions. This positive contribution was offset by declines in demand for general purpose microcontroller and application processors, primarily in the distribution channel as result of COVID-19 related market weakness.
Within the Mobile end-market, revenue increased $6 million year-on-year. During the first quarter, NXP experienced continued customer adoption of secure mobile wallet solutions and increased demand for embedded power solutions, both of which are primarily serviced through our global distribution channels. These increases were substantially offset by the year-on-year comparisons associated with the divestment of the Voice and Audio Solutions, which closed early in the first quarter of 2020. Additionally, mobile customers delayed the resumption of production in China after the Chinese Lunar New Year due to the COVID-19 pandemic.
Revenue in the Communication Infrastructure and Other end-market declined $45 million year-on-year. The decline was related to reduced demand for High-Performance Radio Frequency (HPRF) power amplifiers used in 4G cellular base stations, as well as lower demand for network communication processors by OEM customers in Europe and Greater China (including Asia Pacific). These declines were partially offset by a combination of demand for the company’s secure card solutions and new revenue contribution related to the acquisition of the Marvell wireless connectivity assets used in access solutions.

Gross profit
Gross profit for the three months ended March 29, 2020 was $997 million, or 49.3% of revenue, compared to $1,072 million, or 51.2% of revenue for the three months ended March 31, 2019. The decrease of $75 million was primarily driven by lower revenue resulting from lower demand due to COVID-19, a less favorable product mix as well as the purchase accounting effect on inventory ($17 million) resulting from the Marvell acquisition.

Operating expenses
Operating expenses for the three months ended March 29, 2020 totaled $1,039 million, or 51.4% of revenue, compared to $1,020 million, or 48.7% of revenue, for the three months ended March 31, 2019.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019
Research and development	425	415
Selling, general and administrative	233	248
Amortization of acquisition-related intangible assets	381	357
Operating expenses	1,039	1,020

The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended March 29, 2020 increased by $10 million, or 2.4%, when compared to the three months ended March 31, 2019 driven by:
+ higher cost related to Marvell activities, which were acquired in the last month of the fourth quarter of 2019;
- lower cost related to the sale of the Voice and Audio Solutions (VAS), which was divested on February 3, 2020; and
- lower variable compensation costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended March 29, 2020 decreased by $15 million, or 6.0%, when compared to the three months ended March 31, 2019 mainly due to:
- lower professional service costs;
- lower restructuring charges and lower merger-related costs;
- lower variable compensation costs; and
+ higher share-based compensation expenses as a result of the announced CEO transition.

Amortization of acquisition-related intangible assets increased by $24 million, or 6.7%, when compared to the three months ended March 31, 2019 driven by:
+ the start of amortization of intangible assets related to the Marvell acquisition; and
- certain intangibles became fully amortized during 2019.

Other income (expense)
Income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for each of the three month periods ended March 29, 2020 and March 31, 2019:

($ in millions)	Q1 2020	Q1 2019
Income from MSA and TSA arrangements	33	26
Expenses from MSA and TSA arrangements	(33)	(24)
Result from MSA and TSA arrangements	—	2
Other, net	110	—
Total	110	2

Other income (expense) reflects income of $110 million for three month periods ended March 29, 2020, compared to $2 million of income for the three months ended March 31, 2019. Included in Q1 2020 is the net gain on the sale of the Voice and Audio Solutions (VAS) assets of $110 million.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019

Interest income	4	13
Interest expense	(82)	(87)
Total interest expense, net	(78)	(74)
Foreign exchange rate results	4	(6)
Extinguishment of debt	—	—
Miscellaneous financing costs/income and other, net	(4)	(3)
Total other financial income (expense)	—	(9)
Total	(78)	(83)

Financial income (expense) was an expense of $78 million in the first quarter of 2020 compared to an expense of $83 million in the first quarter of 2019. The change in financial income (expense) is primarily attributable to a decrease in interest expense ($5 million) as a result of refinancing activities, leading to lower debt issuance cost amortization as well as favorable foreign exchange results ($10 million). This is partially offset by a decrease in interest income ($9 million) as a result of lower cash balances and declining interest rates.

Benefit (provision) for income taxes

Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the mix of income and losses in various jurisdictions. Our effective tax rate for the first three months of 2020 was an expense of 20.0% on a pre-tax loss compared with a benefit of 31.0% on a pre-tax loss for the first three months of 2019. The movements in our effective tax rate relates mainly to the net effect of (1) the decrease in the valuation allowance when compared to the same period in 2019 as there were no Netherlands related interest expense that was impacted by the interest limitation rules ($13 million), (2) offset by the increase in non deductible goodwill ($10 million), both linked to the divestiture of the VAS business. In addition, the taxable foreign exchange rate gain is higher ($10 million) in the first three months of 2020 compared to the first three months of 2019.

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019

Operating income (loss)	68	54
Financial income (expense)	(78)	(83)
Benefit (provision) for income taxes	(2)	9
Results relating to equity-accounted investees	(1)	4
Net income (loss)	(13)	(16)

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2020, our cash balance was $1,079 million, an increase of $34 million compared to December 31, 2019. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $2,579 million of liquidity as of March 29, 2020.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $143 million in the first three months of 2020, compared to $144 million in the first three months of 2019. During the three month period ended March 29, 2020, we repurchased $355 million, or 2.9 million shares of our common stock pursuant to our share buyback program at a weighted average price of $120.89 per share.

Our total debt amounted to $7,366 million as of Q1 2020, an increase of $1 million compared to December 31, 2019 ($7,365 million).

At March 29, 2020, our cash balance was $1,079 million of which $201 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. No dividend has been declared by SSMC in the first three months of 2020 and 2019.

Cash flows

Our cash and cash equivalents during the first three months of 2020 increased by $44 million (excluding the effect of changes in exchange rates on our cash position of ($10) million) as follows:

($ in millions, unless otherwise stated)	Q1 2020	Q1 2019

Net cash provided by (used for) operating activities	512	296
Net cash provided by (used for) investing activities	(37)	(136)
Net cash provided by (used for) financing activities	(431)	(756)
Net cash increase (decrease) in cash and cash equivalents	44	(596)

Cash Flow from Operating Activities
For the first three months of 2020 our operating activities provided $512 million in cash. This was primarily the result of net loss of ($13) million, adjustments to reconcile the net loss of $465 million and changes in operating assets and liabilities of $60 million. Adjustments to net loss includes offsetting non-cash items, such as depreciation and amortization of $540 million, share-based compensation of $107 million, amortization of the debt issuance costs of $2 million, a gain on sale of assets of assets of ($110) million, results relating to equity-accounted investees of $1 million and changes in deferred taxes of ($75) million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $27 million decrease in receivables and other current assets was primarily due to the decrease in accounts receivable, net, which was driven by the linearity in revenue and the related timing of cash collections in the first quarter of 2019 compared with the same period in 2019.

The $35 million increase in inventories was primarily related to management's efforts to align inventory on hand with the current demand forecasts in the first quarter of 2020 compared with the same period in 2019.

The $64 million increase in accounts payable and other liabilities was primarily related to a net increase in income and social tax payables of $44 million, a net increase of $23 million in interest payable, a $21 million net increase related to the accruals for employee related compensation and restructuring and $25 million of other movements including the non-cash adjustment for capital expenditures, partially offset by a decrease of $49 million in trade accounts payable.

For the first three months of 2019 our operating activities provided $296 million in cash. This was primarily the result of net loss of ($16) million, adjustments to reconcile the net income of $535 million and changes in operating assets and liabilities of ($234) million. Net loss includes offsetting non-cash items, such as depreciation and amortization of $502 million, share-based compensation of $86 million, amortization of the discount on debt and debt issuance costs of $14 million, results relating to equity-accounted investees of ($4) million and changes in deferred taxes of ($63) million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $37 million for the first three months of 2020 and principally consisted of the cash outflows for purchases of interests in businesses (net of cash) of $10 million, capital expenditures of $143 million and $45 million for the purchase of identified intangible assets, partly offset by proceeds of $161 million from the sale of businesses (net of cash), related to the the sale of our Voice and Audio Solutions assets.

Net cash used for investing activities amounted to $136 million for the first three months of 2019 and principally consisted of the cash outflows for capital expenditures of $144 million and $28 million for the purchase of identified intangible assets, partly offset by proceeds of $37 million from the sale of businesses (net of cash).

Cash Flow from Financing Activities
Net cash used for financing activities was $431 million for the first three months of 2020 compared to $756 million for the first three months of 2019, detailed in the table below:

	Period ended
($ in millions)	Q1 2020	Q1 2019
Dividends paid to common stockholders	(105)	(73)
Cash proceeds from exercise of stock options and savings from ESPP	29	32
Purchase of treasury shares	(355)	(715)

Contractual Obligations

During the first three months of 2020, our contractual obligations decreased by $15 million resulting from normal business operations.

Off-balance Sheet Arrangements

At the end of the first quarter of 2020, we had no off-balance sheet arrangements other than commitments resulting from normal business operations. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 29, 2020. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 29, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended March 29, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

The extent to which the coronavirus (COVID-19) outbreak and measures taken in response thereto could materially adversely affect our financial condition and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.

The novel strain of the coronavirus identified in China in late 2019 has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant manufacturing operations in China, Malaysia, Thailand, Singapore, Taiwan, The Netherlands and the U.S., and each of these countries has been affected by the outbreak and taken measures to try to contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty. The current outbreak has caused, and the continued spread of COVID-19 may exacerbate an economic slowdown, and it is possible that it could lead to a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business” under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may experience material adverse impacts to our business as a result of the global economic impact and any recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak on our operations and financial results is highly uncertain and subject to change.
For a description of other applicable risk factors, please refer to Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2019, the board of directors of NXP (the “Board”), as authorized by the 2019 annual general meeting of shareholders, authorized the repurchase of $2 billion of shares. In addition, the Board approved the purchase of shares from participants in the Company's equity programs who trade shares as trade for tax. This authorization will remain in effect until terminated by the Board. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The following share repurchase activity occurred under these programs during the three months ended March 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2020 – February 2, 2020	1,667,700	$131.24	1,667,700	14,040,094	—
February 3, 2020 – March 1, 2020	272,469	$130.03	239,700	15,392,552	32,769
March 2, 2020 – March 29, 2020	992,989	$101.00	991,789	20,293,318	1,200
Total	2,933,158		2,899,189		33,969

(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 7 to the Registration Statement on Form F-1 of NXP Semiconductors N.V., filed on August 2, 2010 (File No. 333-166128))

3.2
Articles of Association of NXP Semiconductors N.V. (incorporated by reference to Exhibit 3.2 of Amendment No. 7 to the Registration Statement on Form F-1 of NXP Semiconductors N.V., filed on August 2, 2010 (File No. 333-166128))

10.1+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.2+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.3+
Agreement dated March 5, 2020 between NXP USA, Inc. and Richard L. Clemmer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.4*+	Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended
10.5*+	Employment Agreement dated March 18, 2013 between NXP Semiconductors N.V. and Steve Owen
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2020 and March 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2020 and March 31, 2019; (iii) Condensed Consolidated Balance Sheets as of March 29, 2020 and December 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2020 and March 31, 2019; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2020 and March 31, 2019; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: April 28, 2020

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

Date: April 28, 2020

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

Date: April 28, 2020

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Clemmer, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 29, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 28, 2020

By:	/s/ Richard L. Clemmer
Richard L. Clemmer
Chief Executive Officer

I, Peter Kelly, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 29, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 28, 2020

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer