Form 10-Q
period 2020-09-27
NXP Semiconductors N.V.
filed 2020-10-27
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
or
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
Yes  ☐    No  ☒

As of October 23, 2020, there were 279,749,594 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended September 27, 2020

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue	2,267	2,265	6,105	6,576
Cost of revenue	(1,177)	(1,079)	(3,158)	(3,167)
Gross profit	1,090	1,186	2,947	3,409
Research and development	(438)	(396)	(1,265)	(1,219)
Selling, general and administrative	(203)	(221)	(658)	(699)
Amortization of acquisition-related intangible assets	(418)	(358)	(1,179)	(1,070)
Total operating expenses	(1,059)	(975)	(3,102)	(2,988)
Other income (expense)	1	22	110	23
Operating income (loss)	32	233	(45)	444
Financial income (expense):
Extinguishment of debt	—	(1)	—	(11)
Other financial income (expense)	(106)	(84)	(280)	(246)
Income (loss) before income taxes	(74)	148	(325)	187
Benefit (provision) for income taxes	57	(28)	88	(40)
Results relating to equity-accounted investees	(1)	(1)	(3)	2
Net income (loss)	(18)	119	(240)	149
Less: Net income (loss) attributable to non-controlling interests	4	10	17	20
Net income (loss) attributable to stockholders	(22)	109	(257)	129

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	(0.08)	0.39	(0.92)	0.46
Diluted	(0.08)	0.38	(0.92)	0.45

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	279,467	279,074	279,511	282,496
Diluted	279,467	283,518	279,511	285,819

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss)	(18)	119	(240)	149
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	4	(9)	5	(4)
Change in foreign currency translation adjustment	37	(41)	14	(47)
Change in net actuarial gain (loss)	(1)	(1)	(4)	(5)
Total other comprehensive income (loss)	40	(51)	15	(56)
Total comprehensive income (loss)	22	68	(225)	93
Less: Comprehensive income (loss) attributable to non-controlling interests	4	10	17	20
Total comprehensive income (loss) attributable to stockholders	18	58	(242)	73

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	September 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	3,566	1,045
Accounts receivable, net	755	667
Assets held for sale	—	50
Inventories, net	1,064	1,192
Other current assets	219	313
Total current assets	5,604	3,267
Non-current assets:
Other non-current assets	924	732
Property, plant and equipment, net of accumulated depreciation of $4,110 and $3,742	2,255	2,448
Identified intangible assets, net of accumulated amortization of $6,843 and $5,764	2,380	3,620
Goodwill	9,959	9,949
Total non-current assets	15,518	16,749
Total assets	21,122	20,016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	697	944
Restructuring liabilities-current	25	32
Other current liabilities	940	815
Short-term debt	1,749	—
Total current liabilities	3,411	1,791
Non-current liabilities:
Long-term debt	7,607	7,365
Restructuring liabilities	15	—
Deferred tax liabilities	136	282
Other non-current liabilities	880	923
Total non-current liabilities	8,638	8,570
Total liabilities	12,049	10,361
Equity:
Non-controlling interests	197	214

Stockholders’ equity:
Common stock, par value €0.20 per share:	64	64
Capital in excess of par value	15,314	15,184
Treasury shares, at cost:
35,790,955 shares (2019: 34,082,242 shares)	(3,279)	(3,037)
Accumulated other comprehensive income (loss)	90	75
Accumulated deficit	(3,313)	(2,845)
Total stockholders’ equity	8,876	9,441
Total equity	9,073	9,655
Total liabilities and equity	21,122	20,016

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income (loss)	(240)	149
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,672	1,525
Share-based compensation	295	257
Amortization of discount (premium) on debt, net	(1)	34
Amortization of debt issuance costs	7	8
Net (gain) loss on sale of assets	(111)	(20)
(Gain) loss on extinguishment of debt	—	11
Results relating to equity-accounted investees	3	(2)
Deferred tax expense (benefit)	(274)	(126)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(1)	(28)
(Increase) decrease in inventories	129	135
Increase (decrease) in accounts payable and other liabilities	(14)	(425)
Decrease (increase) in other non-current assets	(16)	36
Exchange differences	6	6
Other items	(2)	(1)
Net cash provided by (used for) operating activities	1,453	1,559
Cash flows from investing activities:
Purchase of identified intangible assets	(95)	(72)
Capital expenditures on property, plant and equipment	(288)	(388)
Proceeds from disposals of property, plant and equipment	3	23
Purchase of interests in businesses, net of cash acquired	(21)	—
Proceeds from sale of interests in businesses	161	37
Purchase of investments	(15)	(19)
Proceeds from sale of investments	—	1
Net cash provided by (used for) investing activities	(255)	(418)
Cash flows from financing activities:
Repurchase of long-term debt	—	(600)
Proceeds from the issuance of long-term debt	2,000	1,750
Cash paid for debt issuance costs	(15)	(24)
Payment of bond hedge derivatives - convertible option	—	(1)
Dividends paid to non-controlling interests	(34)	—
Dividends paid to common stockholders	(315)	(214)
Proceeds from issuance of common stock through stock plans	64	70
Purchase of treasury shares and restricted stock unit withholdings	(370)	(1,369)
Net cash provided by (used for) financing activities	1,330	(388)
Effect of changes in exchange rates on cash positions	(7)	(5)
Increase (decrease) in cash and cash equivalents	2,521	748
Cash and cash equivalents at beginning of period	1,045	2,789
Cash and cash equivalents at end of period	3,566	3,537

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	211	147
Income taxes	103	334
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	163	21
Book value of these assets	(52)	(1)
Non-cash investing activities:
Non-cash capital expenditures	62	272

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655
Net income (loss)						(21)	(21)	8	(13)
Other comprehensive income					(61)		(61)		(61)
Share-based compensation plans			108				108		108
Shares issued pursuant to stock awards	497			47		(18)	29		29
Treasury shares and restricted stock unit withholdings	(2,933)			(355)			(355)		(355)
Expiration of stock purchase warrants			(56)			56	—		—
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of March 29, 2020	279,001	64	15,236	(3,345)	14	(2,933)	9,036	222	9,258
Net income (loss)						(214)	(214)	5	(209)
Other comprehensive income					36		36		36
Share-based compensation plans			104				104		104
Shares issued pursuant to stock awards	252			23		(15)	8		8
Treasury shares and restricted stock unit withholdings	(40)			(3)			(3)		(3)
Expiration of stock purchase warrants			(112)			112	—		—
Dividends non-controlling interests								(34)	(34)
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of June 28, 2020	279,213	64	15,228	(3,325)	50	(3,155)	8,862	193	9,055
Net income (loss)						(22)	(22)	4	(18)
Other comprehensive income					40		40		40
Share-based compensation plans			86				86		86
Shares issued pursuant to stock awards	611			58		(31)	27		27
Treasury shares and restricted stock unit withholdings	(95)			(12)			(12)		(12)
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of September 27, 2020	279,729	64	15,314	(3,279)	90	(3,313)	8,876	197	9,073

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2018	292,790	67	15,460	(3,238)	123	(1,907)	10,505	185	10,690
Net income (loss)						(21)	(21)	5	(16)
Other comprehensive income					(14)		(14)		(14)
Share-based compensation plans			87				87		87
Shares issued pursuant to stock awards	867			83		(51)	32		32
Treasury shares and restricted stock unit withholdings	(8,482)			(715)			(715)		(715)
Shareholder tax on repurchased shares						(62)	(62)		(62)
Dividends common stock ($0.25 per share)						(71)	(71)		(71)
Balance as of March 31, 2019	285,175	67	15,547	(3,870)	109	(2,112)	9,741	190	9,931
Net income (loss)						41	41	5	46
Other comprehensive income					9		9		9
Share-based compensation plans			88				88		88
Shares issued pursuant to stock awards	194			18		(12)	6		6
Treasury shares and restricted stock unit withholdings	(6,616)			(645)			(645)		(645)
Shareholder tax on repurchased shares						155	155		155
Dividends common stock ($0.25 per share)						(70)	(70)		(70)
Balance as of June 30, 2019	278,753	67	15,635	(4,497)	118	(1,998)	9,325	195	9,520
Net income (loss)						109	109	10	119
Other comprehensive income					(51)		(51)		(51)
Share-based compensation plans			87				87		87
Shares issued pursuant to stock awards	815			77		(45)	32		32
Treasury shares and restricted stock unit withholdings	(89)			(9)			(9)		(9)
Shareholder tax on repurchased shares						2	2		2
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of September 29, 2019	279,479	67	15,722	(4,429)	67	(2,037)	9,390	205	9,595

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounting standards recently adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments are estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new accounting guidance generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. The ASU became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Therefore, a customer in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-

implementation stages are expensed as the activities are performed. ASU 2018-15 also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement, and to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. ASU 2018-15 can be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods therein, with early adoption permitted. ASU 2018-15 became effective for us on January 1, 2020. We have elected to apply the standard prospectively. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2020
There were no material acquisitions during the first nine months of 2020. On February 3, 2020, we completed the sale of the Company's Voice and Audio Solutions (VAS) assets, pursuant to the definitive agreement dated August 16, 2019 and which was previously classified as held for sale, with Shenzhen Goodix Technology Co., Ltd. ("Goodix") from China, for a net cash amount of $161 million inclusive of final working capital adjustments. This resulted in a gain of $110 million recorded in Other income (expense) on the Consolidated Statements of Operations.

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

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Distributors	1,243	1,145	3,286	3,190
Original Equipment Manufacturers and Electronic Manufacturing Services	983	1,082	2,695	3,308
Other	41	38	124	78
Total	2,267	2,265	6,105	6,576

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Depreciation of property, plant and equipment	139	135	408	387
Amortization of internal use software	1	2	4	6
Amortization of other identified intangible assets 1)	449	380	1,260	1,132
Total - Depreciation, amortization and impairment	589	517	1,672	1,525
1) For the three and nine month periods ending September 27, 2020, the amounts include an impairment relative to IPR&D acquired as part of the acquisition of Freescale for an amount of $36 million.

Other income (expense)

Income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Result from MSA and TSA arrangements	—	(1)	(1)	1
Other, net	1	23	111	22
Total - Other income (expense)	1	22	110	23

Financial income and expense

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Interest income	3	17	11	42
Interest expense	(100)	(98)	(276)	(274)
Total interest expense, net	(97)	(81)	(265)	(232)
Extinguishment of debt	—	(1)	—	(11)
Foreign exchange rate results	(5)	1	(6)	(6)
Miscellaneous financing costs/income and other, net	(4)	(4)	(9)	(8)
Total other financial income/ (expense)	(9)	(4)	(15)	(25)
Total - Financial income and expenses	(106)	(85)	(280)	(257)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss)	(18)	119	(240)	149
Less: net income (loss) attributable to non-controlling interests	4	10	17	20
Net income (loss) attributable to stockholders	(22)	109	(257)	129

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	279,467	279,074	279,511	282,496
Plus incremental shares from assumed conversion of:
Options 1)	—	772	—	775
Restricted Share Units, Performance Share Units and Equity Rights 2)	—	3,672	—	2,548
Warrants 3)	—	—	—	—
Dilutive potential common shares	—	4,444	—	3,323

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	279,467	283,518	279,511	285,819

EPS attributable to stockholders in $:
Basic net income (loss)	(0.08)	0.39	(0.92)	0.46
Diluted net income (loss)	(0.08)	0.38	(0.92)	0.45
1)    Stock options to purchase up to 0.9 million shares of NXP’s common stock that were outstanding in Q3 2020 (Q3 2019: 0.1 million shares) and stock options to purchase up to 0.9 million shares of NXP's common stock that were outstanding YTD 2020 (YTD 2019: 0.1 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

2)    Unvested RSUs, PSUs and equity rights of 7.4 million shares that were outstanding in Q3 2020 (Q3 2019: 0.2 million shares) and unvested RSUs, PSUs and equity rights of 7.4 million shares that were outstanding YTD 2020 (YTD 2019: 0.3 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

3)    Warrants to purchase up to 11.3 million shares of NXP's common stock at a price of $131.39 per share were outstanding in Q3 2019, no warrants were outstanding at the end of Q3 2020. At the end of Q3 2019, the warrants were not included in the computation of diluted EPS because the warrants exercise price was greater than the average fair market value of the common shares.

Balance Sheet Information

Cash and cash equivalents

At September 27, 2020 and December 31, 2019, our cash balance was $3,566 million and $1,045 million, respectively, of which $177 million and $188 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the second quarter of 2020, a dividend of $90 million was declared by SSMC, which was distributed in the third quarter, with 38.8% being paid to our joint venture partner. In 2019, no dividend was declared by SSMC.
Inventories

The portion of finished goods stored at customer locations under consignment amounted to $36 million as of September 27, 2020 (December 31, 2019: $41 million).

Inventories are summarized as follows:

	September 27, 2020	December 31, 2019
Raw materials	60	52
Work in process	852	894
Finished goods	152	246
	1,064	1,192
The amounts recorded above are net of allowance for obsolescence of $126 million as of September 27, 2020 (December 31, 2019: $114 million).

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2019	203	2	(130)	75
Other comprehensive income (loss) before reclassifications	14	3	(5)	12
Amounts reclassified out of accumulated other comprehensive income (loss)	—	3	—	3
Tax effects	—	(1)	1	—
Other comprehensive income (loss)	14	5	(4)	15
As of September 27, 2020	217	7	(134)	90

Cash dividends

The following dividends were declared during the first three quarters of 2020 and 2019 under NXP’s quarterly dividend program:

	Fiscal year 2020		Fiscal year 2019
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.375	105	0.250	71
Second quarter	0.375	105	0.250	70
Third quarter	0.375	105	0.375	105
	1.125	315	0.875	246
The dividend declared in the third quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of September 27, 2020 and subsequently paid on October 5, 2020.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2020:

	As of January 1, 2020	Additions	Utilized	Released	Other changes	As of September 27, 2020
Restructuring liabilities	32	38	(30)	—	—	40

The restructuring charges consist of personnel lay-off costs of $40 million for the nine month period ended September 27, 2020 (September 29, 2019: $29 million).

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cost of revenue	12	(1)	15	3
Research and development	7	—	17	16
Selling, general and administrative	2	—	8	10
Net restructuring charges	21	(1)	40	29

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Tax expense (benefit)	(57)	28	(88)	40
Effective tax rate	77.0%	18.9%	27.1%	21.4%

Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the mix of income and losses in various jurisdictions. Our effective tax rate for the first nine months of 2020 was a benefit of 27.1% on a pre-tax loss compared with an expense of 21.4% on a pre-tax income for the first nine months of 2019. The movements in our effective tax rate, apart from being in an expense position in 2019 and a benefit in 2020, relate mainly to the net effect of the decrease in the valuation allowance when compared to the same period in 2019 as there were less Netherlands related interest expense that was impacted by the interest limitation rules ($20 million) due to less qualifying interest expenses and higher qualifying income linked to the divestiture of the VAS business, which also had an offset effect due to the increase in non deductible goodwill ($10 million), an increase of tax incentives in the U.S. ($23 million) mainly due to the early adoption of the US regulations issued in Q3 2020 which is offset by the decrease of other tax incentives ($20 million) mainly driven by a lower qualifying income in 2020, as well as an increase in tax expense related to differences in tax rates ($14 million).

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased for the third quarter of 2020 by $2 million and decreased by $4 million for the third quarter 2019 (YTD 2020: a decrease of $7 million and YTD 2019: a decrease of $8 million). The benefit of this tax holiday on net income per share (diluted) was $0.01 for the third quarter of 2020 (YTD 2020: $0.03) and $0.01 for the third quarter of 2019 (YTD 2019: $0.03).

7 Identified Intangible Assets

Identified intangible assets as of September 27, 2020 and December 31, 2019, respectively, were composed of the following:

	September 27, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	206	—	272	—
Marketing-related	82	(79)	81	(67)
Customer-related	967	(379)	968	(340)
Technology-based	7,968	(6,385)	8,063	(5,357)
Identified intangible assets	9,223	(6,843)	9,384	(5,764)

(1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.
The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2020 (remaining)	176
2021	662
2022	563
2023	337
2024	169
Thereafter	473
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of September 27, 2020 (December 31, 2019: 3 years).

8 Debt

On May 1, 2020, NXP B.V., together with NXP Funding LLC and NXP USA, Inc., issued $500 million of 2.7% senior unsecured notes due May 1, 2025, $500 million of 3.15% senior unsecured notes due May 1, 2027 and $1 billion of 3.4% senior unsecured notes due May 1, 2030.

The following table summarizes the outstanding debt as of September 27, 2020 and December 31, 2019:

		September 27, 2020		December 31, 2019
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 4.125% senior unsecured notes	Jun, 2021	1,350	4.125	1,350	4.125
Fixed-rate 4.625% senior unsecured notes	Jun, 2022	400	4.625	400	4.625
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	—	—
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	—	—
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		9,400		7,400
Unamortized discounts, premiums and debt issuance costs		(44)		(35)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		9,356		7,365
Less: current portion of long-term debt		1,749		—
Long-term debt		7,607		7,365

9 Leases

Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 30 years (land leases 48 to 90 years), some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of September 27, 2020, assets recorded under finance leases were $82 million and accumulated depreciation associated with finance leases was $12 million ($82 million and $9 million, respectively, as of December 31, 2019). Finance lease liabilities amount to $24 million as of September 27, 2020 ($25 million as of December 31, 2019).

The components of operating lease expense were as follows:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost	16	15	48	41
Other information related to operating leases was as follows:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases 1)	10	62	29	260
1) $188 million recorded on January 1, 2019 in accordance with the adoption of ASC 842.
			For the nine months ended
			September 27, 2020	September 29, 2019
Weighted average remaining lease term:
Operating leases			6 years	6 years
Weighted average discount rate:
Operating leases			3%	3%
Future minimum lease payments as of September 27, 2020 were as follows:

As of
September 27, 2020
Operating leases
2020 (remaining)	18
2021	57
2022	45
2023	37
2024	25
Thereafter	60
Total future minimum lease payments	242
Less: imputed interest	(19)
Total	223
Lease liabilities related to leases are split between current and non-current:

	Operating leases
	As of
	September 27, 2020	December 31, 2019
Other current liabilities	61	62
Other non-current liabilities	162	176
Total	223	238
Operating lease right-of-use assets are $215 million as of September 27, 2020 (December 31, 2019: $226 million) and are included in other non-current assets in the condensed consolidated balance sheet.

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

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue and other income	16	19	52	63
Purchase of goods and services	9	15	35	50

The following table presents the amounts related to receivable and payable balances with these related parties:

	September 27, 2020	December 31, 2019
Receivables	7	21
Payables	10	9
As part of the divestment of the SP business, we entered into a lease commitment and related services to Nexperia, which is $59 million as of September 27, 2020, and committed $50 million to an investment fund affiliated with Nexperia’s owners at that time. During the quarter ended September 27, 2020, the first calls on the investment commitment were made in the amount of $15 million. The lease commitments are reflected in our recorded lease liabilities in other current and non-current liabilities.

11 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	September 27, 2020	December 31, 2019
Assets:
Money market funds	1	2,637	6
Marketable equity securities	1	13	1
Derivative instruments-assets	2	9	10

Liabilities:
Derivative instruments-liabilities	2	(7)	(1)
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

As of September 27, 2020, the estimated fair value of debt, including the current portion, was $10.4 billion ($7.9 billion as of December 31, 2019). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $18 million accrued for potential and current legal proceedings pending as of September 27, 2020, compared to $44 million accrued at December 31, 2019. The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of September 27, 2020, the Company’s balance related to insurance reimbursements was $8 million (December 31, 2019: $25 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at September 27, 2020, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $23 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $15 million.

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

13 Subsequent Events

NXP Semiconductors N.V. through its subsidiaries NXP B.V. and NXP Funding LLC, delivered notice of redemption on September 9, 2020 to the Trustee of its 4.125% Senior Notes due 2021 and 4.625% Senior Notes due 2022, and fully redeemed on September 28, 2020, the $400 million of outstanding principal of the 4.625% Senior Notes due 2022 and the $1.35 billion of outstanding principal of the 4.125% Senior Notes due 2021 (the “Note Redemption”) for a total amount of $1.83 billion, paid with available cash on the balance sheet.

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

•Contractual Obligations - An update on contractual obligations as of December 31, 2019
•Off-balance Sheet Arrangements - An update on off-balance sheet arrangements as of December 31, 2019

Overview

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	YTD 2020	YTD 2019

Revenue	2,267	2,265	6,105	6,576
Gross profit	1,090	1,186	2,947	3,409
Operating income (loss)	32	233	(45)	444
Cash flow from operating activities	527	746	1,453	1,559
Total debt	9,356	8,505	9,356	8,505
Net debt	5,790	4,968	5,790	4,968
Diluted weighted average number of shares outstanding	279,467	283,518	279,511	285,819
Diluted net income per share	(0.08)	0.38	(0.92)	0.45
Dividends per common share	0.375	0.375	1.125	0.875

Q3 2020 compared to Q3 2019
Revenue for the three months ended September 27, 2020 had a slight year-on-year increase of $2 million from the three months ended September 29, 2019 as NXP began to recover from the challenging economic environment, caused by the COVID-19 pandemic. From an end-market perspective, revenue in the Industrial & IoT end-market increased 20.7% and within the Mobile end-market increased 5.0%. These increases were offset by a decline of 3.8% in the Communication Infrastructure & Other end-market, while in Automotive, NXP's largest end-market, revenue declined 8%. The declines in the Automotive and Communication Infrastructure & Other end-markets were a direct result of the global weakness due to the COVID-19 pandemic. From a sales channel perspective, sales through our distribution channel increased in the Greater China and Asia Pacific regions, which was offset by a decline in revenue to Original Equipment Manufacturers ("OEM") in Americas and EMEA, primarily in the automotive end-market. Notwithstanding the decline in revenue in certain end-markets and to direct OEM customers, the business environment began to improve at a faster than anticipated pace, driving a material sequential increase in revenue.

Our gross profit percentage for the third quarter of 2020 decreased from 52.4% in the third quarter of 2019 to 48.1%, due to the lower level of internal manufacturing activity during this quarter and further amplified with the absorption of excess manufacturing fixed costs from our front-end factories due to the COVID-19 crisis, as well as from a less favorable product mix.

Notwithstanding the challenging operating environment we currently face, we continue to execute on our strategy within our target markets and focus on driving profitability.

We continue to generate strong operating cash flows, with $527 million in cash flows from operations for the third quarter of 2020. We returned $117 million to our shareholders during the third quarter of 2020. Our cash position at the end of the third quarter of 2020 was $3,566 million. This includes the net proceeds of the $2 billion of senior unsecured debt issued by NXP on May 1, 2020, but excludes the repayment of the two Senior Notes mentioned below. On August 27, 2020, the NXP Board of Directors approved a cash dividend of $0.375 per common share for the third quarter of 2020. On September 9, 2020, NXP delivered notice of redemption to fully redeem the $1,350 million aggregate principal amount of outstanding 4.125% Senior Notes due 2021 and the $400 million aggregate principal amount of outstanding 4.625% Senior Notes due 2022. The redemption was concluded after the close of NXP's third quarter, on September 28, 2020, for a total amount of $1.83 billion, paid from available cash on the balance sheet.

YTD 2020 compared to YTD 2019
Revenue for the nine months ended September 27, 2020 was down 7.2% from the nine months ended September 29, 2019 against a very challenging economic backdrop, due to the COVID-19 pandemic. Revenues decreased by 15.5% in our largest end-market, Automotive, 2.3% in the Mobile end-market, and 7.7% in the Communications Infrastructure & Other end-market, which were slightly offset by an increase of 11.9% in our Industrial & IOT end-market. When aggregating all end-markets, the decrease in revenue was mostly related to lower sales to Original Equipment Manufacturers, across regions EMEA, Americas and Greater China.

Our gross profit percentage for the nine months ended September 27, 2020 decreased from 51.8% for the nine months ended September 29, 2019 to 48.3%, primarily due to lower revenue and the reduced manufacturing activity during the second and third quarters, further amplified with the absorption of excess manufacturing fixed costs as a result of abnormal under-loading in our front-end factories due to the COVID-19 crisis and the purchase accounting effect on inventory ($17 million) due to the Marvell acquisition.

On February 3, 2020, we completed the sale of the Company's Voice and Audio Solutions (VAS) assets, receiving proceeds of $161 million resulting in a gain of $110 million.

Cash flow from operation for the first nine months of 2020 was $1,453 million, remaining strong in a challenging environment. Total shareholder return for the first nine months of 2020 was $685 million.

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

Our People
Our top priority during the COVID-19 pandemic remains and always will be protecting the health and safety of our employees. As governments throughout the world continue to evaluate and adjust their responses, we continue working to ensure that we comply with regulatory requirements balanced with maintaining business continuity for essential operations in our factories. We have significantly reduced the number of people working in our offices and expect to stay at these levels through the early portion of 2021. We continue to be vigilant in protecting our employees who work in our labs and factories and who are essential to keeping our business running.

Facilities and Supply Chain
From an operational perspective, all our manufacturing facilities continue to operate around the world in accordance with guidance issued by local and national government authorities, and we are not experiencing any major supply chain issues. We have been extremely fortunate that the virus has not significantly impacted our broad employee base.

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

Customer Demand and Near-Term Business Outlook
For the third quarter, our revenue growth was significantly stronger than the mid-point of our original guidance and was evident in all of our end-markets, but particularly in Automotive and Mobile. Specific to our Automotive business, we noted that multi-national Automotive OEM’s restarted production on a broad, global basis, which resulted in strong sales in the European and U.S. markets with continued momentum in the China-Asia Pacific regions. Only the Japanese market appears to be slightly slower to rebound. In our Mobile business, a combination of new product ramps, and fundamental customer specific market strength ahead of new platform launches contributed to better than anticipated results.

Looking forward to the fourth quarter, there continues to be uncertainty how the rebound will play out. However, as we have previously mentioned, we believe that the fourth quarter will be stronger than the third quarter. We continue to see broad improvement in demand along with increased traction of company specific opportunities. With that, we are cautiously optimistic about the intermediate term trends in the business, though we do not believe we are yet at a point of complete normalized demand.

We are still of the view that the best course of action is to continue to focus on enabling our customers success. While the pandemic has limited in-person meetings, we continue to see strong customer interest in the breadth of our product portfolio, combined with solid design win awards which provide us with confidence in the future growth of NXP.

In summary, we still find ourselves navigating a challenging and fluid environment, but we continue to have ample financial liquidity and strength to weather the current environment and maintain the critical investments in areas that will assure NXP’s long-term success in its chosen strategy.

Results of operations

The following table presents operating income for each of the three and nine month periods ended September 27, 2020 and September 29, 2019, respectively:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	YTD 2020	YTD 2019

Revenue	2,267	2,265	6,105	6,576
% nominal growth	0.1	(7.4)	(7.2)	(6.1)
Gross profit	1,090	1,186	2,947	3,409
Research and development	(438)	(396)	(1,265)	(1,219)
Selling, general and administrative	(203)	(221)	(658)	(699)
Amortization of acquisition-related intangible assets	(418)	(358)	(1,179)	(1,070)
Other income (expense)	1	22	110	23
Operating income (loss)	32	233	(45)	444

Revenue
Q3 2020 compared to Q3 2019
Revenue for the three months ended September 27, 2020 was $2,267 million compared to $2,265 million for the three months ended September 29, 2019, an increase of $2 million. The increase is essentially related to higher sales in our Industrial & IoT and Mobile end-markets; offset by a decrease in sales in our Automotive and Communication Infrastructure & Other end-markets, which were particularly impacted by the COVID-19 pandemic.

YTD 2020 compared to YTD 2019
Revenue for the nine months ended September 27, 2020 was $6,105 million compared to $6,576 million for the nine months ended September 29, 2019, a decrease of $471 million or 7.2%. The decrease is attributed to the impact of the COVID-19 pandemic in our primary end-markets, including YTD over YTD decreases in our Automotive, Communication Infrastructure & Other, and Mobile end-markets, offset by a YTD over YTD increase in our Industrial & IOT end-market.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	Change	YTD 2020	YTD 2019	Change
Automotive	964	1,048	(8.0)%	2,632	3,115	(15.5)%
Industrial & IoT	514	426	20.7%	1,325	1,184	11.9%
Mobile	337	321	5.0%	839	859	(2.3)%
Communication Infrastructure & Other	452	470	(3.8)%	1,309	1,418	(7.7)%
Revenue	2,267	2,265	0.1%	6,105	6,576	(7.2)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	Change	YTD 2020	YTD 2019	Change
Distributors	1,243	1,145	8.6%	3,286	3,190	3.0%
OEM/EMS	983	1,082	(9.1)%	2,695	3,308	(18.5)%
Other	41	38	7.9%	124	78	59.0%
Revenue	2,267	2,265	0.1%	6,105	6,576	(7.2)%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	Change	YTD 2020	YTD 2019	Change
Greater China (including Asia Pacific)	1,404	1,286	9.2%	3,637	3,631	0.2%
EMEA (Europe, the Middle East and Africa)	383	432	(11.3)%	1,089	1,302	(16.4)%
Americas	264	278	(5.0)%	685	817	(16.2)%
Japan	142	180	(21.1)%	458	578	(20.8)%
South Korea	74	89	(16.9)%	236	248	(4.8)%
Revenue	2,267	2,265	0.1%	6,105	6,576	(7.2)%

■	Automotive
■	Industrial IoT
■	Mobile
■	Comm Infra & Other

■	Distributors
■	OEM/EMS
■	Other

Q3 2020 compared to Q3 2019
Revenue associated with the Automotive end-market declined $84 million year-on-year. The decline was due to the COVID-19 pandemic, which continued to impact automotive supply chains and resulted in many automotive OEMs outside of China shutting car production sites, especially in Europe and North America. During the third quarter of 2020, we experienced year-on-year revenue declines across most product lines, with the declines in our core automotive products being the primary source of year-on-year declines, due to the previously mentioned auto OEM factory closures, while revenue from newer growth products was essentially flat.

Revenue derived from the Industrial & IoT end-market increased $88 million year-on-year, driven by the contribution of revenue associated with the recently acquired Marvell wireless connectivity assets for connected IoT solutions and continued adoption of the new Crossover processor family. Additionally, we saw an increase in demand for smart power and general-purpose microcontrollers, primarily in the distribution channel due to the increase in mass market demand from improvements in Greater China recovering from COVID-19.

Within the Mobile end-market, revenue increased $16 million year-on-year. The increase was predominantly associated with increased demand for embedded power solutions and continued customer adoption of secure mobile wallet solutions, both of which had increased sales to distributors primarily in Greater China, as well as higher sales to OEMs. These increases were partially offset by the divestment of the Voice and Audio Solutions, which closed early in the first quarter of 2020.

Revenue in the Communication Infrastructure & Other end-market declined $18 million year-on-year. The decline was related to reduced demand in Greater China for High-Performance Radio Frequency (HPRF) power amplifiers used in 4G cellular base stations because of strong customer network densification programs in the year ago period. The decline was offset by a combination of year-on-year increased demand for network communication processors by OEM and mass market customers and new revenue contribution from the acquisition of the Marvell wireless connectivity assets used in access solutions.

YTD 2020 compared to YTD 2019
Revenue associated with the Automotive end-market declined $483 million year-to-date. The decline was due to the COVID-19 pandemic, which impacted automotive supply chains and resulted in many automotive OEMs outside of China shutting car production sites, primarily in Europe and North America. The year-on-year declines were most notable in our core automotive products which are more susceptible to variances in automotive production rates, including our mainstream automotive processors, advanced analog, and sensor products. The declines were partially offset by the increase in sales of our new S32 automotive processor products and connectivity solutions, stemming from the Marvell connectivity acquisition.

Revenue derived from the Industrial & IoT end-market increased $141 million year-to-year date, primarily driven by the contribution of revenue from the recently acquired Marvell wireless connectivity assets for connected IoT solutions. Additionally, revenue increased from higher demand for smart power, general-purpose microcontrollers and high performance analog products, primarily in the distribution channel in Greater China.

Within the Mobile end-market, revenue decreased $20 million year-to-date. The decrease was predominantly associated with the divestment of the Voice and Audio Solutions, which closed early in the first quarter of 2020. This decline was offset by increased demand for embedded power solutions and continued customer adoption of secure mobile wallet solutions, both of which had increased sales through our global distribution channels in Greater China.

Revenue in the Communication Infrastructure & Other end-market declined $109 million year-to-date. The decline was related to reduced demand in Greater China and Asia Pacific for High-Performance Radio Frequency (HPRF) power amplifiers used in 4G cellular base stations, offset by an increased demand for network communication processors mainly from OEM customers. In addition, contributing to the increase was new revenue related to the acquisition of the Marvell wireless connectivity assets used in access solutions.

Gross profit
Q3 2020 compared to Q3 2019
Gross profit for the three months ended September 27, 2020 was $1,090 million, or 48.1% of revenue, compared to $1,186 million, or 52.4% of revenue for the three months ended September 29, 2019. The decrease of $96 million was essentially driven by the lower level of internal manufacturing activity during this quarter further amplified with the absorption of excess manufacturing fixed costs from our front-end factories due to the COVID-19 crisis, as well as from a less favorable product mix.

YTD 2020 compared to YTD 2019
Gross profit for the nine months ended September 27, 2020 was $2,947 million, or 48.3% of revenue, compared to $3,409 million, or 51.8% of revenue for the nine months ended September 29, 2019. The decrease of $462 million was primarily driven by lower revenue and the much reduced internal manufacturing activity during the second and third quarters, further amplified with the absorption of excess manufacturing fixed costs as a result of abnormal under-loading in our front-end factories due to the COVID-19 crisis as well as the purchase accounting effect on inventory ($17 million) resulting from the Marvell acquisition.

Operating expenses
Q3 2020 compared to Q3 2019
Operating expenses for the three months ended September 27, 2020 totaled $1,059 million, or 46.7% of revenue, compared to $975 million, or 43.1% of revenue, for the three months ended September 29, 2019.

YTD 2020 compared to YTD 2019
Operating expenses for the nine months ended September 27, 2020 totaled $3,102 million, or 50.8% of revenue, compared to $2,988 million, or 45.4% of revenue, for the nine months ended September 29, 2019.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Research and development	438	396	1,265	1,219
Selling, general and administrative	203	221	658	699
Amortization of acquisition-related intangible assets	418	358	1,179	1,070
Total operating expenses	1,059	975	3,102	2,988

Q3 2020 compared to Q3 2019
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended September 27, 2020 increased by $42 million, or 10.6%, when compared to the three months ended September 29, 2019 driven by:
+ higher cost related to Marvell activities, which were acquired in the last month of the fourth quarter of 2019;
+ higher personnel-related costs, including variable compensation costs;
- lower travel expenses; and
- lower cost related to Voice and Audio Solutions (VAS), which was divested on February 3, 2020.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended September 27, 2020 decreased by $18 million, or 8.1%, when compared to the three months ended September 29, 2019 mainly due to:
- lower sales and marketing costs;
- lower travel costs; and
- lower share-based compensation expenses.
Amortization of acquisition-related intangible assets increased by $60 million, or 16.8%, when compared to the three months ended September 29, 2019 driven by:
+ the start of amortization of intangible assets related to the Marvell acquisition;
+ the impairment relative to IPR&D acquired as part of the acquisition of Freescale; and
- certain intangibles became fully amortized during 2019.

YTD 2020 compared to YTD 2019
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the nine months ended September 27, 2020 increased by $46 million, or 3.8%, when compared to the nine months ended September 29, 2019 driven by:
+ higher cost related to Marvell activities, which were acquired in the last month of the fourth quarter of 2019;
+ higher pre-production related expenses;
+ higher share-based compensation expenses;
- lower cost related to the sale of the Voice and Audio Solutions (VAS), which was divested on February 3, 2020;
- lower personnel-related costs, including variable compensation costs; and
- lower travel costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the nine months ended September 27, 2020 decreased by $41 million, or 5.9%, when compared to the nine months ended September 29, 2019 mainly due to:
- lower personnel-related costs, including variable compensation costs;
- lower sales and marketing costs;
- lower travel costs;
- lower merger-related costs; and
+ higher share-based compensation expenses as a result of the CEO transition.

Amortization of acquisition-related intangible assets increased by $109 million, or 10.2%, when compared to the nine months ended September 29, 2019 driven by:
+ the start of amortization of intangible assets related to the Marvell acquisition;
+ the impairment relative to IPR&D acquired as part of the acquisition of Freescale; and
- certain intangibles became fully amortized during 2019.

Other income (expense)
Income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for each of the three and nine month periods ended September 27, 2020 and September 29, 2019:

($ in millions)	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Result from MSA and TSA arrangements	—	(1)	(1)	1
Other, net	1	23	111	22
Total	1	22	110	23

Q3 2020 compared to Q3 2019
Other income (expense) reflects an income of $1 million for the three month period ended September 27, 2020 versus an income of $22 million for the three month period ended September 29, 2019, the latter including the result of the sale of assets ($21 million).

YTD 2020 compared to YTD 2019
Other income (expense) reflects income of $110 million for the nine month period ended September 27, 2020, compared to income of $23 million for the nine month period ended September 29, 2019. Included in 2020 is the net gain on the sale of the Voice and Audio Solutions (VAS) assets of $110 million, included in 2019 is the result of the sale of assets of $21 million.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	YTD 2020	YTD 2019

Interest income	3	17	11	42
Interest expense	(100)	(98)	(276)	(274)
Total interest expense, net	(97)	(81)	(265)	(232)
Foreign exchange rate results	(5)	1	(6)	(6)
Extinguishment of debt	—	(1)	—	(11)
Miscellaneous financing costs/income and other, net	(4)	(4)	(9)	(8)
Total other financial income (expense)	(9)	(4)	(15)	(25)
Total	(106)	(85)	(280)	(257)

Q3 2020 compared to Q3 2019
Financial income (expense) was an expense of $106 million in the third quarter of 2020 compared to an expense of $85 million in the third quarter of 2019. The change in financial income (expense) is primarily attributable to a decrease in interest income ($14 million) as a result of lower interest rates, an increase in interest expense ($2 million) as a result of incremental debt and more unfavorable foreign exchange rate results ($6 million) in Q3 2020. This is partially offset by debt extinguishment costs ($1 million) that were paid in the second quarter of 2019.

YTD 2020 compared to YTD 2019
Financial income (expense) was an expense of $280 million in the first nine months of 2020 compared to an expense of $257 million in the first nine months of 2019. The change in financial income (expense) is primarily attributable to a decrease in interest income ($31 million) as a result of a lower average cash level and lower interest rates and an increase in interest expense ($2 million) as a result of incremental debt. This is partially offset by debt extinguishment costs ($11 million) that were paid in the second quarter of 2019.

Benefit (provision) for income taxes

Q3 2020 compared to Q3 2019
Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, and the mix of income and losses in various jurisdictions. Our effective tax rate for the third quarter of 2020 was a benefit of 77.0% compared with an expense of 18.9% for the third quarter of 2019. The movement in our effective tax rate, apart from being in an expense position in 2019 and a benefit in 2020, reflects the increase of tax incentives in the U.S. ($23 million for current year and $20 million for changes in estimates of prior positions) mainly due to the early adoption of the US regulations issued in Q3 2020 offset by the decrease in other tax incentives ($9 million) primarily driven by a lower qualifying income in third quarter of 2020, as well as a tax benefit related to an opposite taxable foreign exchange result ($12 million) and an increase in tax expense related to differences in tax rates ($8 million).

YTD 2020 compared to YTD 2019
Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the mix of income and losses in various jurisdictions. Our effective tax rate for the first nine months of 2020 was a benefit of 27.1% on a pre-tax loss compared with an expense of 21.4% on a pre-tax income for the first nine months of 2019. The movements in our effective tax rate, apart from being in an expense position in 2019 and a benefit in 2020, relate mainly to the net effect of the decrease in the valuation allowance when compared to the same period in 2019 as there were less Netherlands related interest expense that was impacted by the interest limitation rules ($20 million) due to less qualifying interest expenses and higher qualifying income linked to the divestiture of the VAS business, which also had an offset effect due to the increase in non deductible goodwill ($10 million), an increase of tax incentives in the U.S. ($23 million) mainly due to the early adoption of the US regulations issued in Q3 2020 which is offset by the decrease of other tax incentives ($20 million) mainly driven by a lower qualifying income in 2020, as well as an increase in tax expense related to differences in tax rates ($14 million).

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q3 2020	Q3 2019	YTD 2020	YTD 2019

Operating income (loss)	32	233	(45)	444
Financial income (expense):	(106)	(85)	(280)	(257)
Benefit (provision) for income taxes	57	(28)	88	(40)
Results relating to equity-accounted investees	(1)	(1)	(3)	2
Net income (loss)	(18)	119	(240)	149

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2020, our cash balance was $3,566 million, an increase of $2,521 million compared to December 31, 2019. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $5,066 million of liquidity as of September 27, 2020.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $288 million in the first nine months of 2020, compared to $388 million in the first nine months of 2019. During the nine month period ended September 27, 2020, we repurchased $370 million, or 3.1 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $120.43 per share.

Our total debt amounted to $9,356 million as of Q3 2020, an increase of $2 billion compared to December 31, 2019 ($7,365 million). On May 1, 2020, NXP issued 2.7% senior notes due in 2025 ($500 million), 3.15% senior notes due in 2027 ($500 million) and 3.4% senior notes due in 2030 ($1 billion). The net proceeds of the 3.4% Senior Notes due 2030 ("2030 Notes") will be used to finance or refinance eligible green projects. Pending allocation of these net proceeds to finance or refinance eligible green projects, the net proceeds of the 2030 Notes, together with the net proceeds of the 2.7% Senior Notes due 2025 and 3.15% Senior Notes due 2027, will temporarily be held as cash and other short-term securities or temporarily used for the repayment of indebtedness. On September 9, 2020, NXP delivered notice of redemption to fully redeem the $1,350 million aggregate principal amount of outstanding 4.125% Senior Notes due 2021 and the $400 million aggregate principal amount of outstanding 4.625% Senior Notes due 2022. The redemption was concluded subsequent to the close of NXP's third quarter, on September 28, 2020, for a total amount of $1.83 billion, paid from available cash on the balance sheet.

At September 27, 2020, our cash balance was $3,566 million of which $177 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first nine months of 2020, $90 million was declared by SSMC, which was distributed in the third quarter of 2020, with 38.8% being paid to our joint venture partner. In 2019, no dividend was declared by SSMC.

Cash flows

Our cash and cash equivalents during the first nine months of 2020 increased by $2,528 million (excluding the effect of changes in exchange rates on our cash position of $(7) million) as follows:

($ in millions, unless otherwise stated)	YTD 2020	YTD 2019

Net cash provided by (used for) operating activities	1,453	1,559
Net cash (used for) provided by investing activities	(255)	(418)
Net cash provided by (used for) financing activities	1,330	(388)
Increase (decrease) in cash and cash equivalents	2,528	753

Cash Flow from Operating Activities
For the first nine months of 2020 our operating activities provided $1,453 million in cash. This was primarily the result of net loss of ($240) million, adjustments to reconcile the net loss of $1,591 million and changes in operating assets and liabilities of $98 million. Adjustments to net loss includes offsetting non-cash items, such as depreciation and amortization of $1,672 million, share-based compensation of $295 million, amortization of the discount (premium) on debt and debt issuance costs of $6 million, a gain on sale of assets of assets of ($111) million, results relating to equity-accounted investees of $3 million and changes in deferred taxes of ($274) million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $1 million increase in receivables and other current assets was primarily driven by the linearity in revenue and the related timing of cash collections in the first nine months of 2020 compared with the same period in 2019.

The $129 million decrease in inventories was primarily related to the greater than expected increase in revenues in the third quarter of 2020.

The $14 million decrease in accounts payable and other liabilities for the nine months ended September 27, 2020 was primarily related to a decrease of $246 million in trade accounts payable; partially offset by increases to the related accruals for employee related compensation of $55 million and restructuring of $7 million, net increase in income and social tax payables of $60 million, a net increase of $47 million in interest payable, and $63 million of other movements including the non-cash adjustment for capital expenditures.

For the first nine months of 2019 our operating activities provided $1,559 million in cash. This was primarily the result of net income of $149 million, adjustments to reconcile the net income of $1,687 million and changes in operating assets and liabilities of ($282) million. Net loss includes offsetting non-cash items, such as depreciation and amortization of $1,525 million, share-based compensation of $257 million, amortization of the discount on debt and debt issuance costs of $42 million, results relating to equity-accounted investees of ($2) million and changes in deferred taxes of ($126) million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $255 million for the first nine months of 2020 and principally consisted of the cash outflows for purchases of interests in businesses (net of cash) of $21 million, purchase of investments of $15 million, capital expenditures of $288 million and $95 million for the purchase of identified intangible assets, partly offset by proceeds of $161 million from the sale of businesses (net of cash), related to the sale of our Voice and Audio Solutions assets.

Net cash used for investing activities amounted to $418 million for the first nine months of 2019 and principally consisted of the cash outflows for capital expenditures of $388 million and $72 million for the purchase of identified intangible assets, and cash used for purchase of investments of $19 million, partly offset by proceeds of $37 million from the sale of businesses (net of cash), $23 million from the proceeds from the disposals of assets, and $1 million proceeds from sale of investments.

Cash Flow from Financing Activities
Net cash provided by financing activities was $1,330 million for the first nine months of 2020 compared to net cash used for financing activities of $388 million for the first nine months of 2019, detailed in the table below:

($ in millions)	YTD 2020	YTD 2019
Payment of bond hedge derivatives - convertible option	—	(1)
Repurchase of long-term debt	—	(600)
Proceeds from the issuance of long-term debt	2,000	1,750
Cash paid for debt issuance costs	(15)	(24)
Dividends paid to non-controlling interests	(34)	—
Dividends paid to common stockholders	(315)	(214)
Cash proceeds from exercise of stock options and savings from ESPP	64	70
Purchase of treasury shares	(370)	(1,369)

Contractual Obligations

During the first nine months of 2020, our contractual obligations increased by $152 million resulting from normal business operations.

Off-balance Sheet Arrangements

At the end of the third quarter of 2020, we had no off-balance sheet arrangements other than commitments resulting from normal business operations. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2020. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 27, 2020. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 27, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended September 27, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak has significantly increased economic and demand uncertainty. We experienced significant decline in revenue in the first half of 2020 related to the COVID-19 outbreak. Although we experienced improvements in the business environment in the third quarter of 2020, the situation remains uncertain and the continued spread of COVID-19 may result in another economic slowdown similar or worse than what we experienced in the first half of 2020, including the possibility that it could lead to a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business” under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The degree to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may experience material adverse impacts to our business as a result of the global economic impact and any recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak on our operations and financial results is highly uncertain and subject to change.
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

The following share repurchase activity occurred under these programs during the three months ended September 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
June 29, 2020 – August 2, 2020	84,692	$115.88	—	14,037,665	84,692
August 3, 2020 – August 30, 2020	10,430	$117.53	—	12,967,435	10,430
August 31, 2020 – September 27, 2020	—	$—	—	13,768,228	—
Total	95,122		—		95,122
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

The Compensation Committee of the Board of Directors of NXP Semiconductors N.V. (the “Company”) has approved a form of Restricted Stock Unit Award Agreement (attached as Exhibit 10.1 to this Report) and a form of Performance Restricted Stock Unit Award Agreement (attached as Exhibit 10.2 to this Report) for the award of equity grants to our employees, including the Company’s Chief Executive Officer, Chief Financial Officer and other named executive officers. These equity awards will be granted under the NXP Semiconductors N.V. 2019 Omnibus Incentive Plan which was previously approved by the Company’s annual general meeting of shareholders.

As previously disclosed on Form 8-K, the Company’s management team and nine non-executive Directors of the Board proposed and accepted a 25 percent reduction in base pay effective April 1, 2020. In connection with stabilization of the Company’s near-term business outlook, the 25 percent base pay reduction of the Company’s management team (including the Company’s Chief Executive Officer, Chief Financial Officer and other named executive officers) and the nine non-executive Directors of the Board will be undone effective January 1, 2021.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

10.1*+	Form of Restricted Stock Unit Award Agreement
10.2*+	Form of Performance Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2020 and September 29, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2020 and September 29, 2019; (iii) Condensed Consolidated Balance Sheets as of September 29, 2020 and December 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2020 and September 29, 2019; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 27, 2020 and September 29, 2019; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2020

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

Date: October 27, 2020

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

Date: October 27, 2020

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 27, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 27, 2020

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, Peter Kelly, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 27, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 27, 2020

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer