Form 10-K
period 2020-12-31
NXP Semiconductors N.V.
filed 2021-02-25
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on June 26, 2020 as reported on the Nasdaq Global Select Market, was $30.2 billion. As of February 19, 2021, the Registrant had 277,008,199 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 Annual General Meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations and market data, as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:
•market demand and semiconductor industry conditions;
•our ability to successfully introduce new technologies and products;
•the demand for the goods into which our products are incorporated;
•potential impacts of the COVID-19 pandemic;
•trade disputes between the U.S. and China, potential increase of barriers to international trade and resulting disruptions to our established supply chains;
•our ability to generate sufficient cash, raise sufficient capital or refinance our debt at or before maturity to meet both our debt service and research and development and capital investment requirements;
•our ability to accurately estimate demand and match our production capacity accordingly or obtain supplies from third-party producers;
•our access to production from third-party outsourcing partners, and any events that might affect their business or our relationship with them;
•our ability to secure adequate and timely supply of equipment and materials from suppliers;
•our ability to avoid operational problems and product defects and, if such issues were to arise, to rectify them quickly;
•our ability to form strategic partnerships and joint ventures and successfully cooperate with our alliance partners;
•our ability to win competitive bid selection processes;
•our ability to develop products for use in our customers’ equipment and products;
•our ability to successfully hire and retain key management and senior product engineers; and
•our ability to maintain good relationships with our suppliers.

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

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 50 years of innovation and operating history. For the year ended December 31, 2020, we generated revenue of $8,612 million, compared to $8,877 million for the year ended December 31, 2019.

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

Our legal name is NXP Semiconductors N.V. and our commercial name is “NXP” or “NXP Semiconductors.” We were incorporated in the Netherlands in 2006 as a Dutch public company with limited liability (naamloze vennootschap). We are a holding company (the “Holding Company”) whose only material assets are the direct ownership of 100% of the shares of NXP B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid). For additional information regarding the general development of the Company's business, see Part I, Item I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020.

Our corporate seat is in Eindhoven, the Netherlands. Our principal executive office is at High Tech Campus 60, 5656 AG Eindhoven, the Netherlands, and our telephone number is +31 40 2729999. Our registered agent in the United States is NXP USA, Inc., 6501 William Cannon Dr. West, Austin, Texas 78735, United States of America, phone number +1 512 9338214.

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $440.4 billion in 2020.

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

End-market Exposure
Our product groups are focused on four primary end-markets that we believe are characterized by long-term, attractive growth opportunities and where we enjoy sustained, competitive differentiation through our technology leadership. The four end-markets are Automotive, Industrial & IoT, Mobile, and Communication Infrastructure & Other.

	Automotive	Industrial & IoT	Mobile	Comm Infra & Other
Key Applications	ADAS/Radar Connected Infotainment Vehicle Networks Electrification Secure Car Access eCockpit Body Comfort & Convenience Powertrain	Factory and Building Automation Smart Home and Building Control Home Entertainment Power and Energy Medical Smart Retail Smart Appliances	Smartphones Wearables Tablets Mobile Accessories	Wireless Basestations Enterprise Data Center Network & Security Wired and Wireless Service Provider Infrastructure Banking Cards Government ID documents Transit Cards RFID Tagging
Growth Drivers	Vehicle electrification and automation Government requirements & consumer demands for increased safety, reliability, comfort and efficiency Increase need of security across all applications	Shift from mechanical to electronic equipment Increasing processing and connectivity Increasing use of low-power nodes Energy efficiency Predictive maintenance Automation Machine Learning	Mobile Wallet/Mobile Transit Custom Interface/Power solutions	5G development/Massive MiMo and mmwave Increasing demand for bandwidth, cloud computing IoT

i.Automotive
Growth in automotive semiconductor sales relies on global vehicle sales and production trends and the increase in semiconductor content per vehicle, which is being driven by the proliferation of electronic features throughout the vehicle. Despite the decline in vehicles sales and production in 2020 due to the outbreak of the COVID-19 (the "COVID-19 Pandemic"), the increase in semiconductor content per vehicle continued.

We believe two mega-trends will drive the semiconductor content increase in the future: Electrification and autonomy. The path to full autonomy is driving the increase of driver assistance systems in the car already today. In the same way, tight emissions regulations are accelerating the penetration of electrification.

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

ii.Industrial & IoT
The world is becoming smarter, more connected and more data driven, and the Industrial & IoT market sits at the center of this global digital transformation. The Industrial & IoT market is highly fragmented with a diverse collection of products and applications such as factory automation, power and energy, medical electronics, smart retail, smart home, smart appliances and home entertainment.

Growth in the Industrial market is driven by the replacement of traditional mechanical equipment by smart and connected electronic equipment using various sensors, processors, connectivity and security chipsets that align well with NXP’s ability to provide a complete range of processing, connectivity and secure solutions. In IoT, growth is driven by the increasing use of high-performance edge and media devices (e.g. home entertainment, connected home assistants, home control and security) and low power IoT nodes (e.g. smart home, hearables, health trackers) where NXP scalable solutions across the entire embedded processing spectrum are ideally suited. Working from home strongly increased in 2020 due to the COVID-19 outbreak and this had a positive impact on some applications (e.g. smart home devices, home entertainment and gaming consoles) within our Industrial & IoT business.

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

iii.Mobile
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

iv.Communication Infrastructure & Other
Growth in the network communication market is driven by strong demand for digital content, ubiquitous access, security, increased enterprise adoption of advanced video communication and the trend towards an increasingly global and mobile workforce. These factors have driven greater adoption of both mobile and fixed Internet services and smart devices, cloud computing environments, Internet Protocol television and online gaming. With the trend toward increasingly media-rich applications such as video sharing platforms, social networks, high definition (HD) movie downloads, video conferencing, wireless connectivity and enterprise access, Internet traffic is increasing continuously. The growth in data traffic is resulting in service providers, enterprises and consumers demanding an increase in the amount of wireless infrastructure, networking and electronic equipment. Providers of wireless infrastructure, networking and storage equipment are introducing new technologies and products with enhanced performance and functionality while reducing design and manufacturing costs. As more and more data is being exchanged and consumed by billions of connected devices, 5G, the new mobile communication technology, enables fast data transfer, low latency and reliability. 5G can support services that require immediate and uninterrupted connectivity. More bandwidth and higher frequencies are needed, requiring more compute power. More base stations are needed and massive multi-chip modules (MIMO) - which provides better throughput and better spectrum efficiency - will greatly expand the number of antennas needed. Small cells will also be deployed to improve coverage and capacity of wireless networks. The COVID-19 pandemic is showing the critical role of digital networking in today’s society. Workplaces have changed en masse from office to home. Consumers and enterprise need to adapt to changing working conditions, leading to increasing demand for better digital communication capabilities.

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

Products
We offer customers a broad portfolio of semiconductor products including microcontrollers, application processors, communication processors, connectivity chipsets, analog and interface devices, RF power amplifiers, security controllers and sensors. A key element of our strategy is to offer highly integrated and secure solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We believe we have the broadest ARM processor portfolio in the industry from microcontrollers to crossover processors and from application processors to communication processors.

i.Microcontrollers
We have been a provider of MCU solutions for more than 40 years. MCUs integrate all the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive, smartcards and industrial markets. Our MCU product portfolio ranges from 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. Our portfolio is highly scalable, and is coupled with our extensive software and design tools. This enables our customers to design-in and deploy our MCU families, leveraging a consistent software development environment. Due to the scalability of our portfolio we are able to help future-proof our customer’s products as their systems evolve, becoming more complex or requiring greater processing capabilities over time. For automotive applications, our microcontrollers deliver the required reliability, security and functional safety to address current and future automotive challenges. In an increasingly connected and networked society, where security is playing a more important role, our MCU families are equipped with varying security features (such as remote authentication, system/data integrity, secure communication and anomaly detection) to address different type of security risks. Our new i.MX RT crossover processors are built using applications processors chassis, delivering a high level of integration, high speed peripherals, enhanced security, and engines for enhanced user experience (for example, 2D/3D graphics), but powered by a low-power MCU core running a real-time operating system like Amazon Free RTOS or Zephyr RTOS. The i.MX RT series offers the high performing Arm Cortex-M core, real-time functionality, and MCU usability at an affordable price.

ii.Application Processors
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

iii.Communication Processors
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

iv.Wireless Connectivity
We offer a broad portfolio of connectivity solutions, including Near Field Communications (NFC), Ultra-wideband (UWB), Bluetooth low-energy (BLE), Zigbee as well as Wi-Fi and Wi-Fi/Bluetooth integrated SoCs. These products are integrated into a wide variety of end devices, such as mobile phones, wearables, enterprise access points, home gateways, voice assistants, multimedia devices, gaming consoles, printers, automotive infotainment and smart industrial devices.

v.Analog and Interface Products
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

vi.Radio Frequency Devices
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

vii.Security Controllers
NXP is the market leader in security controller ICs. Our security controller ICs are embedded in smart cards (ePassports, electronic ID credentials, payment cards and transportation cards), as well as in consumer electronic and smart devices, for example in smartphones, tablets and wearables. These security controller ICs are suited for applications demanding the highest security and reliability. Nearly all of our security products consist of multi-functional solutions comprised of passive RF connectivity devices facilitating information transfer from the user document to reader infrastructure; secure, tamper-proof microcontroller devices in which information is securely encrypted (“secure element”); and secure real-time operating system software products to facilitate the encryption-decryption of data, and the interaction with the reader infrastructure systems. Our solutions are developed to provide extreme levels of security of user information, undergoing stringent and continued global governmental and banking certification processes, and to deliver a high level of device performance enabling significant throughput and productivity to our customers.

viii.Sensors
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

The following table shows selected key information with respect to our major front-end and back-end facilities:

Site	Ownership	Wafer sized used	Line widths used (vm)	Technology/Products
			(Microns)
Front-end
Singapore (SSMC)¹⁾	61.2%	8”	0.14-0.25	CMOS, eNVM, Power, BCDMOS, RF
Nijmegen, the Netherlands	100%	8”	0.14-1.00	CMOS, BCDMOS, RF, Power MOSFET
Austin (Oak Hill), United States	100%	8”	0.25-1.50	CMOS, Sensors, RF, Power MOSFET
Chandler, United States	100%	8”	0.25-0.50	CMOS, eNVM, BCDMOS
Chandler RF, United States	100%	6”	0.25-0.40	GaN
Austin (Ed Bluestein), United States	100%	8”	0.09-0.18	CMOS, eNVM, BCDMOS, Radar

Back-end
Kaohsiung, Taiwan	100%	—	—	NFC, Automotive Car-access, Micro-controllers
Bangkok, Thailand	100%	—	—	Automotive In-Vehicle Networking and Sensors, Banking and e-Passport modules
Kuala Lumpur, Malaysia	100%	—	—	Micro-processors, Micro-controllers, Power Management, Analog and Mixed Signal, RF devices
Tianjin, China	100%	—	—	Micro-controllers, Analog and Sensors
1)    Joint venture with TSMC; we are entitled to 60% of the joint venture’s annual capacity.

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

Due to the COVID-19 pandemic, semiconductor supply chains have been under more pressure. As a result, there has been a tendency towards longer term contracts with suppliers in exchange for capacity. From an operational perspective, all of our manufacturing facilities continue to operate around the world in accordance with guidance issued by local and national government authorities.

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

Our sales and marketing strategy focuses on key defined verticals in Automotive, Mobile, Industrial & IoT and Communication Infrastructure, deepening our relationship with our top OEMs and electronic manufacturing service customers, expanding our reach to our mass market customers, startups and our distribution partners and becoming their preferred supplier, which we believe assists us in reducing sales volatility in challenging markets. We have long-standing customer relationships with most of our customers. Our 10 largest OEM end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Aptiv, Bosch, Continental, Denso, Ericsson, Huawei, LG, Samsung and Visteon. We also have a strong position with our distribution partners, including our three largest, Arrow, Avnet and SAC.

Our revenue is primarily the sum of our direct sales to OEMs plus our distributors’ resale of NXP products. Avnet accounted for 17% of our revenue in 2020 and 14% in 2019. No other distributor accounted for greater than 10% of our revenue. Continental accounted for less than 10% of our revenue in 2020 and 11% in 2019. No other OEM for which we had direct sales to accounted for more than 10% revenue in 2020 or 2019.

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

To outpace market growth we invest in research and development to extend or create leading market positions, with an emphasis on fast growing sizable market segments, such as ADAS, in-vehicle networks and power management, as well as Edge computing to support the successful deployment in the IoT with our cross-over processing technology, but also in emerging markets, such as massive MIMO in RF Power and mmWave for 5G. In addition, we invest a few percent of our total research and development expenditures in research activities that develop fundamental new technologies or product categories that could contribute significantly to our company's growth in the future.

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

We believe this strategy allows us to preserve the advantages of our products and technologies, and helps us to improve the return on our investment in research and development. We have a broad portfolio of approximately 9,500 patent families (each patent family includes all patents and patent applications originating from the same invention). To protect confidential technical information and software, we rely on copyright and trade secret law and enter into confidentiality agreements as applicable. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through all available legal means to the extent that we determine the benefits of such actions to outweigh the costs and risks involved.

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

Our key competitors in alphabetical order include Analog Devices, Inc, Infineon Technologies AG, Maxim Integrated Products Inc., Mediatek, Microchip Technology Inc., Nordic Semiconductor ASA, Power Integrations Inc, Qorvo, Qualcomm, Inc, Renesas Electronics Corp, Silicon Laboratories, STMicroelectronics NV and Texas Instruments Incorporated.

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

Government Regulation, including Environmental Regulation
The information set forth under the “Environmental remediation” caption of Note 16 of our notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with government and environmental regulation, see Part I, Item 1A. Risk Factors.

Board of Directors
Our Board of Directors, including their ages and positions as of February 25, 2021 are as follows:

Name	Age	Position
Kurt Sievers	51	Executive Director, President and chief executive officer
Sir Peter Bonfield	76	Non-Executive Director and Chairman and Member of the Board’s Nominating and Governance Committee and of the Board’s Compensation Committee
Kenneth A. Goldman	71	Non-Executive Director and Member of the Board’s Nominating and Governance Committee
Josef Kaeser	63	Non-Executive Director and Member of the Board’s Nominating and Governance Committee
Lena Olving	64	Non-Executive Director and Member of the Board’s Compensation Committee
Peter Smitham	78	Non-Executive Director, and Chair of the Board’s Compensation Committee
Julie Southern	61	Non-Executive Director and Chair of the Board’s Audit Committee
Jasmin Staiblin	50	Non-Executive Director and Member of the Board’s Audit Committee
Gregory L. Summe	64	Non-Executive Director and Chair of the Board’s Nominating and Governance Committee
Karl-Henrik Sundström	60	Non-Executive Director and Member of the Board’s Audit Committee and the Board’s Compensation Committee

There are no family relationships among our directors or between any director and any of our executive officers.

•Kurt Sievers (1969, German). Mr. Sievers is executive director, president and chief executive officer since May 2020, after a successful track record as the president of NXP, overseeing all the company’s business lines, since 2018. Mr. Sievers joined NXP in 1995, and rapidly moved through a series of Marketing & Sales, Product Definition & Development, Strategy and General Management leadership positions across a broad number of market segments. He has been a member of the executive management team since 2009, where he has been instrumental in the definition and implementation of the NXP High-Performance Mixed Signal strategy. In 2015, Mr. Sievers was influential in the merger of NXP and Freescale Semiconductor. Mr. Sievers serves on the Board of the German National Electrical and Electronics Industry Association (ZVEI) and chairs the Advisory Board of the international trade-fair Electronica. He also serves as a board member of AENEAS, the cluster for application and technology research in Europe on nano-electronics. Mr. Sievers serves as a member of the Asia-Pacific-Committee of German Business (APA) and as a member of the Board at the German Asia-Pacific Business Association (OAV), acting as the spokesperson for the Republic of Korea. Mr. Sievers earned a master’s degree in physics and information technology from Augsburg University, Germany.
•Sir Peter Bonfield CBE FREng (1944, British). Sir Peter was appointed a non-executive director and the chairman of our board of directors in August 2010. Prior to that, Sir Peter was the chairman of the supervisory board of NXP B.V. from September 29, 2006. Sir Peter served as chief executive officer and chairman of the executive committee for British Telecom plc from 1996 to 2002 and prior to that was chairman and chief executive officer of ICL plc (now Fujitsu Services Holdings Ltd.). Sir Peter also worked in the semiconductor industry during his tenure as a divisional director at Texas Instruments Incorporated, for whom he held a variety of senior management positions around the world. In addition, Sir Peter has served as a director of twelve large technology companies. Sir Peter currently holds non-executive directorships at Taiwan Semiconductor Manufacturing Company Limited and Imagination Technologies, is Chair of Council and Senior Pro-Chancellor at Loughborough University, Board Director at East West Institute USA and Board Mentor at CMi in London. He is Advisor to Longreach LLP in Hong Kong, Alix Partners UK LLP in London and is a Fellow of The Royal Academy of Engineering. Sir Peter is named Outstanding Director for 2019 by the Financial Times.
•Kenneth A. Goldman (1949, American). Mr. Goldman was appointed a non-executive director of our board of directors effective August 6, 2010. Mr. Goldman is former chief financial officer of Yahoo!, Inc. Prior to October 2012, Mr. Goldman served as senior vice president, finance and administration, and chief financial officer of Fortinet, Inc, a provider of unified threat management solutions, from September 2007 to September 2012. From November 2006 to August 2007, Mr. Goldman served as executive vice president and chief financial officer of Dexterra, Inc. From August 2000 until March 2006, Mr. Goldman served as senior vice president, finance and administration, and chief financial officer of Siebel Systems, Inc., and from December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary advisory group. Mr. Goldman currently serves on the board of directors of GoPro, Inc., RingCentral, Inc., Zuora, Inc., Fortinet, Inc. and several private companies, including serving as President of Hillspire, LLC. Mr. Goldman also is a member of the Sustainability Accounting Standards Board (SASB) Foundation, and in 2015 was appointed to a three-year term on the Standards Advisory Group which advises the PCAOB. Mr. Goldman was a member of board of trustees of Cornell University from 2005 to 2013 and was designated as Emeritus Trustee. He was formerly a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.
•Josef Kaeser (1957, German). Mr. Kaeser was appointed a non-executive director of our board of directors effective September 1, 2010. Mr. Kaeser was the president and chief executive officer of Siemens AG from August 2013 until February 2021. Prior to this, from May 2006 to August 2013, he was member of the managing board and chief financial officer of Siemens AG. From 2004 to 2006, Mr. Kaeser served as chief strategy officer for Siemens AG and as the chief financial officer for the mobile communications group from 2001 to 2004. Mr. Kaeser additionally held various other positions within the Siemens group since he joined Siemens in 1980. Mr. Kaeser serves on the managing board of Daimler AG.
•Lena Olving (1956, Swedish). Mrs. Olving was appointed a non-executive director of our board of directors in June 2019. She served as President and CEO of Mycronic AB (listed on NASDAQ OMX Stockholm), between 2013 and 2019 a Swedish high-tech equipment company serving the electronics industry. Before that Ms. Olving worked at Saab AB, a listed Defence and Security company, as Deputy CEO and Chief Operating Officer. Her earlier career also includes various managerial positions within Volvo Car Corporation, in total 25 years, of which 5 years in Asia Pacific and 7 years in the Executive Management Team. Ms. Olving is a board member of Assa Abloy AB, Investment AB Latour, Munters Group AB (all public listed), Chairman of Academic Work Holding AB, Chairman of the Board at the Royal Swedish Opera and ScandiNova Systems AB and board member of Stena Metall AB. She is elected as a fellow of IVA the Royal Swedish Academy of Engineering Sciences. She holds a Master of Science in Mechanical Engineering from Chalmers in Gothenburg, Sweden. In January 2018, Ms. Olving was presented H.M. The King’s Medal of the 12th size with blue ribbon for outstanding efforts within Swedish business sector. In October 2019, she was awarded IVA’s Gold Medal for pioneering and outstanding leadership within the tech sector.
•Peter Smitham (1942, British). Mr. Smitham was appointed a non-executive director of our board of directors effective December 7, 2015. Mr. Smitham retired from his position as a partner of the private equity firm Permira on December 31, 2009, but until August 1, 2015, he was a member of Permira Advisers LLP, which he joined in 1985, the year the London office was founded. Mr. Smitham was the managing partner of the London office from 1994 until 1998 and led Permira’s European business from 1996 until 2000. He has worked on numerous transactions focusing on technology, including Memec Group Holdings Limited, The Roxboro Group, Solartron Group and Technology plc. Until its merger with NXP, Mr. Smitham was a director of Freescale. He joined the Freescale board in June 2007 and was a member of the Compensation and Leadership Committee and the Nominating and Corporate Governance Committee of the Freescale board. He has a degree in Geography from Swansea University, Wales, and attended the Senior Executive Program at Stanford Business School.
•Julie Southern (1959, British). Mrs. Southern was appointed a non-executive director of our board of directors in October 2013. She was with Virgin Atlantic Limited (UK) from 2000 to May 2013. From 2010 to 2013 Ms. Southern was chief commercial officer and from 2000 to 2010 she was chief financial officer of Virgin Atlantic. Prior to joining Virgin Atlantic, she was group finance director at Porsche Cars Great Britain and finance and operations director at W H Smith—H J Chapman & Co Ltd. Prior to that, she was a chartered accountant at Price Waterhouse Coopers. Ms. Southern currently holds non-executive directorships at Rentokil-Initial plc, Ocado Group plc and easyJet plc, and is Chair of the respective Audit Committees. Ms. Southern is also a member of the Remuneration Committees at Ocado and easyJet.
•Jasmin Staiblin (1970, German). Mrs. Staiblin was appointed a non-executive director of our board of directors in June 2019. She served between 2013 and 2018 as Chief Executive Officer of Alpiq, a leading Swiss energy services provider and power producer in Europe. She successfully led the company through a major transformation in a fundamentally changing energy market. She began her career in 1997 at the ABB Group, the Swedish-Swiss global technology company, starting in ABB’s group research center. From 1999 to 2005 she served in various global functions and as a member of the management team for ABB’s power technologies division. She held the position of chief executive officer of ABB Switzerland from 2006 to 2012. Ms. Staiblin is a board member of Georg Fischer AG, Schaffhausen, Rolls-Royce plc, London and Zurich Insurance Group Ltd. Ms. Staiblin studied Physics and Electrical Engineering at the Karlsruhe Institute of Technology, Germany and the Royal Institute of Technology in Stockholm, Sweden. She completed her studies with a Degree in Physics and has a Master of Science in electrical engineering.
•Gregory L. Summe (1956, American). Mr. Summe was appointed a non-executive director of our board of directors effective December 7, 2015. Mr. Summe is the Co-Chairman of NextGen Acquisition Corporation and the Managing Partner of Glen Capital Partners, an investment fund. Mr. Summe was the managing director and vice chairman of Global Buyout at The Carlyle Group, a leading global private equity firm, from 2009 to 2014. Prior to joining Carlyle, he was the chairman and chief executive officer of PerkinElmer, Inc., a global leader in Health Sciences, a company he led from 1998 to May 2009. He also served as a senior advisor to Goldman Sachs Capital Partners, from 2008 to 2009. He was a director of Freescale Semiconductor from 2010 until its merger with NXP in 2015 and served as Chairman of the Freescale board from 2014-2015. Prior to PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, serving as the president of General Aviation Avionics, president of the Aerospace Engines Group and president of the Automotive Products Group. Before joining AlliedSignal, he was the general manager of Commercial Motors at General Electric and was a partner with the consulting firm of McKinsey & Company, Inc. Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is in the Engineering Hall of Distinction at the University of Kentucky. Mr. Summe also serves on the board of directors of the State Street Corporation, Avantor Corporation and NextGen Acquisition Corporation and two private companies, Ohana Biosciences, and Pella Corporation.
•Karl-Henrik Sundström (1960, Swedish). Mr. Sundström was appointed a non-executive director of our board of directors in June 2019. He served as CEO of Stora Enso from 2014 until his retirement in 2019. He joined Stora Enso in August 2012 as CFO and member of the Group Leadership Team. In June 2013 he took on the role as Executive Vice President for division Paper and Wood Products. Prior to joining Stora Enso, Mr. Sundström held the role as CFO of NXP Semiconductors N.V. (2008–2012). Before that, he held several managerial positions in Ericsson, including CFO. He is member of the board of Vestas AS, Mölnlycke AB and chairman of the tax delegation for Swedish Business and Commerce and member of the board of the Marcus Wallenberg Foundation, Baffin Bay Networks AB and Tracklib Holdings AB. Mr. Sundström participated in an Advanced Management Program at Harvard Business School in 1997 and holds a degree in Business Administration, Finance and Accounting from the Uppsala University, Sweden.

Information about our Executive Officers
The names, ages and positions as of February 25, 2021, of our executive officers, including our chief executive officer, Mr. Sievers, are as follows:

Name	Age	Position
Kurt Sievers	51	Executive Director, President and chief executive officer
Peter Kelly	64	Executive vice president and chief financial officer
Christopher Jensen	51	Executive vice president and chief human resources officer
Stephen Owen	60	Executive vice president sales & marketing
David Reed	62	Executive vice president technology and operations
Jennifer Wuamett	55	Executive vice president and general counsel

There are no family relationships among our executive officers or between any executive officer and any of our directors.

•Peter Kelly (1957, American). Mr. Kelly is executive vice president, chief financial officer and a member of the management team. He joined NXP in March, 2011 and serves as NXP’s chief financial officer. Mr. Kelly has over 30 years of applicable experience in the global technology industry and has extensive financial expertise having worked in financial management positions in several other companies, including as CFO of UGI Corp. and Agere Systems Inc. Mr. Kelly also serves on the board of Plexus, Corp and is on the Audit Committee and Nominating & Corporate Governance Committee.
•Christopher Jensen (1969, American). Mr. Jensen is executive vice president, chief human resources officer and a member of the management team. In this role, he is responsible for all aspects of the company’s global human resources function, driving programs and process to enable NXP’s business performance. Mr. Jensen has been with NXP since the merger of Freescale and NXP in 2015, having been a key leader in the integration of the two companies. He has extensive experience in leading the various functions across human resources, with strength in change management, compensation and benefits design, and mergers and acquisitions. Prior to Freescale, Mr. Jensen held executive human resources positions at Applied Materials and Tandem Computers. Mr. Jensen also serves as a part-time adjunct professor at Baylor University, teaching in their Executive MBA Program.
•Stephen Owen (1960, Dutch). Mr. Owen is executive vice president, global sales & marketing and member of the management team. He has extensive experience in developing business internationally and served in various marketing and sales leadership positions at NXP and Philips since 1998.
•David Reed (1958, American). Mr. Reed is executive vice president of Technology and Operations at NXP. He joined NXP in 2015, having served as general manager at Freescale until the merger with NXP. He has 30 years of extensive international experience with global execution of fabs, assembly/test, packaging, R&D, foundries and joint ventures for Analog, Automotive, Logic and Wireless customers. He joined Freescale Semiconductor in 2012 as Senior Vice President, Manufacturing Operations. Previously he was vice president and general manager at GLOBALFOUNDRIES. He began his career at Texas Instruments in 1984 where he held multiple overseas and leadership assignments.
•Jennifer Wuamett (1965, American). Ms. Wuamett is executive vice president, general counsel, secretary of our board of directors and member of the management team, and has served in this role since September 2018. Previously, Ms. Wuamett served as Senior Vice President and Deputy General Counsel at NXP. Prior to that, she was Freescale’s Senior Vice President, General Counsel and Secretary and has served in various positions at Freescale and Motorola since 1997.

Human Capital
At NXP, our diverse and talented employees drive the innovation that sets our company apart and fuels our success in the market. Our foundation is built on our customer-focused passion to win, core values and commitment to innovation, personal accountability, trust, transparency and collaboration.
Across the globe, we have policies and programs to find and maintain the best talent possible. We focus on building thought leadership, providing talent development opportunities, rewarding individual and collective performance, ensuring health, safety and human rights, and investing in future talent. We monitor our talent pool, assess turnover trends closely and gather and analyze employee feedback, and are committed to encouraging and supporting a diverse workforce.
The nature of the NXP workforce includes direct labor (DL) and indirect labor (IDL). DL are those employees who are directly involved in the manufacture of our products, while IDL consists of individual contributors, managers and executives in other functions such as Research & Development (R&D) and selling, general and administrative (SG&A). At December 31, 2020, we had approximately 29,000 employees, which includes approximately 1,500 employees in our joint venture. Our NXP global workforce spans three regions encompassing +30 countries and includes approximately 8,800 employees dedicated to research and development of our products and solutions.

2020 NXP Workforce by Region (FTE)
19%
21%
60%
APAC
EMEA
Americas

We monitor voluntary attrition closely as a key indicator of employee engagement. This attrition is also compared to industry norms to ensure we are effectively retaining our employees throughout the world. During calendar 2020, our voluntary attrition rate was 5% for IDL and 10% for our DL population. While attrition rates vary by region, in 2020 we are trending below the benchmark using third party survey sources.

IDL & DL Voluntary Turnover (HC)
15%
10%
5%
5%
10%
2020
IDL
DL

Diversity, Equality and Inclusion
At NXP, we embrace an inclusive culture, comprised of talented individuals from diverse backgrounds. Our global workforce values diversity, equality and inclusion by respecting unique experiences, backgrounds, cultures and ideas regardless of race, gender, sexual orientation, nationality and social or economic background.
The center of our diversity, equality and inclusion strategy is to give employees a voice and to engage them to help drive our focus in this important space. NXP is contributing more resources to increase its focus on driving cultural intelligence globally, which is being spearheaded by NXP’s Head of Diversity, Equality and Inclusion.
NXP Employee Resource Groups (ERGs) are enablers to our culture and inclusive work environment, as we work to ensure diversity of thought throughout our company and bring unique perspectives and skills to help those in our communities. Today, we have six primary ERGs, with representation in Asia, Europe and the United States. Membership and participation in ERGs is open to all employee and global engagement is encouraged.
At NXP, women represent 36% of our global workforce and we continue to make and aim for improvements in hiring across all global sites. We are committed to developing and promoting more women into technical and leadership positions. In addition, we are committed to increasing the number of women within our R&D organization. We monitor gender statistics on a global basis and look for ways to continuously improve the results.

	Executive	Manager	Individual Contributor - IDL	Individual Contributor - DL	Grand Total
Female	13%	16%	24%	58%	36%
Male	87%	84%	76%	42%	64%

While we present male and female, we acknowledge this is not fully encompassing of all gender identities.

Corporate Values and Employee Engagement
NXP’s values are the foundation of what makes us an extraordinary company. Engaging, developing and valuing employees is how we create long-term value for our stakeholders. Our values guide our decision-making process and speak to how we operate, our inherent beliefs and how we engage and respect each employee’s contribution and push the boundaries of creativity and innovation. We use these values specifically in our performance evaluation process to hold ourselves accountable that these words align to our actions.

To assess and improve the engagement of our employees, NXP conducts an annual global employee survey called the Winning Culture Survey.

Talent Development
NXP has a commitment to ongoing learning, including mechanisms for learning from others, formal training opportunities and a variety of on-the-job development experiences. Using a blend of internally designed and externally sourced courses and learning resources, we bring learning to our employees real-time in support of key business processes, requirements & initiatives. We also provide a library of on-demand skills development and microlearning resources to all of our employees.
We work to create developmental opportunities for our associates through stretch assignments, project roles, cross-functional interactions, cross-geography engagements, and both temporary and longer-term job rotations – all of which are used to stimulate core skill and leadership competency development, to provide on-the-job learning experience, and to fuel employee career growth.

Compensation and Benefits
We provide total rewards packages which include market competitive base pay, as well as opportunities to earn bonuses and stock awards. In addition, in an effort to meet the specific needs of our employees and their families, we offer benefits programs, which vary by country/region, and include an Employee Stock Purchase Plan, retirement programs, healthcare and insurance benefits, allowances, paid time off, family leaves, flexible work schedules, and other employee assistance programs.
NXP’s compensation programs are designed to attract the best talent and drive performance across all areas of our diverse workforce. We don’t believe rewarding high performance is enough, equally important is our investment in our employees’ future. NXP’s compensation practices empower leaders to recognize both individual and team accomplishments through a variety of programs offered. Rewards decisions are linked to the annual performance evaluation process which includes an assessment of both the corporate values demonstrated and the delivery of specific goals.
NXP is committed to managing all reward-based compensation programs, including merit increases, annual incentive program payouts and long-term incentive awards, to deliver our strong pay-for-performance philosophy.

Employee Health and Safety
Through our focus on our well-established safety program and related initiatives, we are committed to the safety of our employees and we continuously assess safety risk globally to ensure workplace risks are mitigated.
With the unprecedented COVID-19 pandemic that we faced in 2020, the health and safety of our employees became even more important than ever before. In response to local requirements and in an effort to keep employees safe, we implemented significant changes that we determined were in the best interest of our employees, including successfully transitioning a majority of our non-essential workers to safely work from home at the peak of the pandemic. The essential employees, who remained working on-site, were provided additional personal protective equipment and the utmost attention was given to implementing site entry and office protocols and procedures to keep employees safe.

Employee Representation
A number of our employees are members of a labor union and in various countries, local law requires us to inform and consult with employee representatives on matters relating to labor conditions. We have not experienced any material strikes or labor disputes in the past and consider our employee relations to be good.
We also have employee lead worker’s councils in various countries that provide input and oversight to many of the decisions made on behalf of employees.

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

Item 1A. Risk Factors

Risks related to the coronavirus (COVID-19) pandemic

The extent to which the coronavirus (COVID-19) outbreak and measures taken in response thereto could materially adversely affect our financial condition and results of operations will depend on future developments, which are highly uncertain and are difficult to predict. The COVID-19 pandemic and measures taken in response have adversely impacted the Company's financial condition and results of operations.
The novel strain of the coronavirus identified in China in late 2019 has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have adversely impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant manufacturing operations in China, Malaysia, Thailand, Singapore, Taiwan, The Netherlands and the U.S., and each of these countries has been affected by the outbreak and taken measures to try to contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.
The outbreak has significantly increased economic and demand uncertainty. We experienced significant decline in revenue in the first half of 2020 related to the COVID-19 outbreak. Although we experienced improvements in the business environment in the second half of 2020, the situation remains uncertain and the continued spread of COVID-19 may result in another economic slowdown similar or worse than what we experienced in the first half of 2020, including the possibility that it could lead to a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business” below.
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
The degree to which COVID-19 adversely impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may experience material adverse impacts to our business as a result of the global economic impact and any recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described below. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak on our operations and financial results is highly uncertain and subject to change.

Risks related to the semiconductor industry and the markets in which we participate

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
It is difficult for us, our customers and suppliers to forecast demand trends. We may be unable to accurately predict the extent or duration of cycles or their effect on our financial condition or result of operations and can give no assurance as to the timing, extent or duration of the current or future business cycles generally, or specific to the markets in which we participate. In the first half of 2020, demand in the automotive market steeply declined as a result of manufacturing shutdowns by automotive OEMs due to the coronavirus pandemic, resulting in an unforeseen negative impact to our results of operations. In 2008 and 2009, Europe, the United States and international markets experienced increased volatility and instability related to the global financial crisis. In the event of a future decline in global economic conditions, our business, financial condition and results of operations could be materially adversely affected, and the resulting economic decline might disproportionately affect the markets in which we participate, further exacerbating a decline in our results of operations.

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

Risks related to our business operations

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

Our global business operations expose us to international business risks that could adversely affect our business.
If any of the following international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations:
•negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the increase of barriers to international trade including the recent imposition of tariffs on imports by the United States and China, the withdrawal of the United Kingdom from the European Union and the sovereign debt crisis in certain European countries;
•social and political instability in a number of countries around the world, including continued hostilities and civil unrest in the Middle East. The instability may have a negative effect on our business, financial condition and operations via our customers and volatility in energy prices and the financial markets;
•potential terrorist attacks;
•epidemics and pandemics, such as the coronavirus outbreak, which may adversely affect our workforce, as well as our suppliers and customers;
•adverse changes in governmental policies, especially those affecting trade and investment;
•volatility in foreign currency exchange rates, in particular with respect to the U.S. dollar, and transfer restrictions, in particular in China; and
•threats that our operations or property could be subject to nationalization and expropriation.
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
The semiconductor industry is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, our production requirements are in part met by our own manufacturing facilities. In less favorable industry environments, like we faced in the first half of 2020, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products. During such periods, our fabrication plants could operate at lower loading level, while the fixed costs associated with the full capacity continue to be incurred, resulting in lower gross profit.

We may from time to time restructure parts of our organization. Any such restructuring may impact customer satisfaction and the costs of implementation may be difficult to predict.
We have previously executed restructuring initiatives and continue to assess, restructure and make changes to parts of the processes in our organization. If the global economy remains volatile, our revenues could decline and we may be forced to take additional cost savings steps that could result in additional charges and materially affect our business. The costs of implementing any restructurings, changes or cost savings steps may differ from our estimates and any negative impacts on our revenues or otherwise of such restructurings, changes or steps, such as situations in which customer satisfaction is negatively impacted, may be larger than originally estimated.

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

Risks related to regulatory or legal challenges

As our business is global, we need to comply with laws and regulations in countries across the world.
We operate globally, with manufacturing, assembly and testing facilities in several continents, and we market our products globally.
As a result, we are subject to environmental, data privacy, labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations. In the jurisdictions where we operate, we need to comply with differing standards and varying practices of regulatory, tax, judicial and administrative bodies.
No assurance can be given that we have been or will be at all times in complete compliance with the laws and regulations to which we are subject or that we have obtained or will obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits and other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. Furthermore, if one or more of our customers are sanctioned by regulators for non-compliance with laws and regulations, we could experience a decrease in demand for our products. For example, import and export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, are complex, change frequently, have generally become more stringent over time and have intensified in recent years. Our results of operations could be negatively impacted if are required to suspend activities with certain customers or suppliers due to future changes in regulations. In 2020, due to regulations imposed by the U.S. government, we ceased shipments of our products to Huawei pending approval of export licenses. Furthermore, global privacy legislation, enforcement, and policy activity, such as the EU General Data Privacy Regulation, are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. Even our inadvertent failure to comply with applicable privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

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

Risks related to cybersecurity and IT systems

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
We have, from time to time, experienced cyber-attacks attempting to obtain access to our computer systems and networks. Such incidents, whether or not successful, could result in the misappropriation of our proprietary information and technology, the compromise of personal and confidential information of our employees, customers or suppliers or interrupt our business. For instance, in January 2020, we became aware of a compromise of certain of our systems. While this IT system compromise did not result in a material adverse effect on our business or any material damage to us, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, suppliers, and some of those attempts may be successful. Such breaches could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of our, our customer, or other third party data or systems, theft of sensitive or confidential data including personal information (including personal data about our employees, customers or other third parties) and intellectual property, system disruptions, and denial of service. In the event of such breaches, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. As these threats continue to develop and grow, we have been adapting our security measures and we continue to increase the amount we allocate to implement, maintain and/or update security systems to protect data and infrastructure. As a global enterprise, we could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. Additionally, cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to us, our customers, or other third party operations or services, financial loss, potential liability, and damage our reputation and affect our relationships with our customers and suppliers.

Risks related to intellectual property

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

Risks related to human capital management

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
As of December 31, 2020, we had outstanding indebtedness with an aggregate principal amount of $7,650 million. Our substantial indebtedness could have a material adverse effect on our business by:

•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates in the event we have borrowings under our $1,500 million revolving credit facility agreement (the “RCF Agreement”) because loans under the RCF Agreement bear interest at a variable rate;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any our debt instruments, including restrictive covenants and borrowing conditions, could result in an event default under the indentures governing our notes and agreements governing other indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financial for working capital, capital expenditures, restructurings, product development, research and development, debt service requirements, investments, acquisitions and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
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

General risk factors

The price of our common stock historically has been volatile. The price of our common stock may fluctuate significantly.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price for our common stock has varied between a high of $167.27 on December 7, 2020 and a low of $58.41 on March 18, 2020 in the twelve-month period ending on December 31, 2020. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, variations between our actual financial results or guidance and expectations of securities analysts or investors or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
We sponsor defined benefit pension plans in a number of countries and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2020, we had recognized a net accrued benefit liability of $566 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

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
Additionally, in December of 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986 (the “Tax Cuts and Jobs Act”) and, as from 2018, the U.S. Treasury Department issued regulations to clarify certain provisions of the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains provisions affecting the tax treatment of both U.S. companies (such as certain of our subsidiaries) and non-U.S. companies that could materially affect us. The Tax Cuts and Jobs Act includes provisions that reduce the U.S. corporate tax rate, impose a base erosion minimum tax on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates, impose a global intangible low-income tax on foreign earnings made by U.S. corporations’ foreign subsidiaries, and impose a one-time transition tax on certain historic earnings and profits of U.S.-owned foreign subsidiaries. The Tax Cuts and Jobs Act also includes provisions that provide a deduction for certain foreign-derived intangible income. The U.S. Treasury Department has issued temporary and proposed regulations providing guidance on the application of many of the provisions of the Tax Cuts and Jobs Act. However, there may continue to be a substantial delay before all such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also possible that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect of which cannot be predicted.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The Company's headquarters are located in Eindhoven, the Netherlands. As of February 25, 2021, the Company owned or leased facilities for commercial office space, manufacturing and other purposes at locations in the Netherlands, the U.S. and multiple other countries. The company believes its existing facilities and equipment are in good operating condition and adequate to meet our need for the near future.

Item 3. Legal Proceedings
The information set forth under the “Litigation” and “Environmental Remediation” captions of Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq stock market under the symbol NXPI. On February 19, 2021 there were 15 shareholders of record and 514,298 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2020	2019
First Quarter	0.375	0.250
Second Quarter	0.375	0.250
Third Quarter	0.375	0.375
Fourth Quarter	0.375	0.375

Equity Compensation Plan Information
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated by reference into this report.

Issuer Purchases of Equity Securities
Effective July 26, 2018, the board of directors of NXP (the “Board”), as authorized by the 2018 annual general meeting of shareholders, authorized the repurchase of $5 billion of the Company’s ordinary shares over a period of 18 months (the “2018 Share Repurchase Program”). In October 2018, the board of directors of NXP increased the repurchase authorization under the 2018 Share Repurchase Program up to a maximum of 20% of issued share capital (approximately 69 million shares). The 2018 Share Repurchase Program was completed in July 2019, and a total of 69 million shares were repurchased under this program. In November 2019, the Board, as authorized by the 2019 annual general meeting of shareholders, authorized the repurchase of $2 billion of shares (the “2019 Share Repurchase Program”). In addition, the Board approved the purchase of shares from participants in the Company's equity programs who trade shares as trade for tax. This authorization will remain in effect until terminated by the Board. During the fiscal year-ended December 31, 2020, NXP repurchased shares for an amount of $0.6 billion (representing 4.8 million shares) under the 2019 Share Repurchase Program and as trade for tax. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event, unless exemptions apply. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The following table provides a summary of share repurchase activity during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program	Number of Shares Purchased as Trade for Tax (1)
September 28, 2020 – November 1, 2020	427,399	$133.26	14,913	12,195,431	412,486
November 2, 2020 – November 29, 2020	864,280	$145.43	656,724	9,753,343	207,556
November 30, 2020 – December 31, 2020	468,879	$158.09	435,898	9,309,434	32,981
Total	1,760,558		1,107,535		653,023
(1)    Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, since December 31, 2015 of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2015 in our common stock and each of the indices.

Comparison of Cumulative Five Year Total Return
500
400
300
200
100
Index Value
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Period Ending
NXP
S&P 500
Philadelphia SOX Index

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

The information set forth below for the five years ended December 31, 2020, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	As of and for the years ended December 31,
($ in millions unless otherwise stated)	2020	2019	2018	2017⁽¹⁾	2016
Consolidated statements of operations data:
Revenue(2)	8,612	8,877	9,407	9,256	9,498
Gross profit(3)	4,235	4,618	4,851	4,619	4,069
Total operating expenses(4)	(3,931)	(4,002)	(4,142)	(4,092)	(4,228)
Other income (expense)(5)	114	25	2,001	1,575	9
Operating income (loss)	418	641	2,710	2,102	(150)
Financial income (expense)	(417)	(350)	(335)	(366)	(453)
Net income (loss) attributable to stockholders	52	243	2,208	2,215	200

Earnings per share data:
Net income per common share attributable to stockholders in $
•Basic	0.19	0.86	6.78	6.54	0.59
•Diluted	0.18	0.85	6.72	6.41	0.58
Weighted average number of shares of common stock outstanding during the year (in thousands)
•Basic	279,763	282.056	325.781	338.646	338.477
•Diluted	283,809	285.911	328.606	345.802	347.607
Cash dividends declared per share(6)	1.50	1.25	0.50	—	—
Cash dividends declared per share in EUR(6)	1.29	1.12	0.43	—	—

Consolidated balance sheet data(7):
Cash and cash equivalents	2,275	1,045	2,789	3,547	1,894
Total assets	19,847	20,016	21,530	24,049	24,898
Net assets	9,151	9,655	10,690	13,716	11,156
Working capital(8)	2,307	1,476	2,947	4,077	3,386
Total debt(9), (10)	7,609	7,365	7,354	6,565	9,187
Total stockholders’ equity	8,944	9,441	10,505	13,527	10,935
Common stock	59	64	67	71	71

Other operating data:
Capital expenditures	(392)	(526)	(611)	(552)	(389)
Depreciation and amortization(11)	1,988	2,047	1,987	2,173	2,205

Consolidated statements of cash flows data:
Net cash provided by (used for):
Operating activities	2,482	2,373	4,369	2,447	2,303
Investing activities	(418)	(2,284)	(522)	2,072	(627)
Financing activities(12)	(835)	(1,831)	(4,597)	(2,886)	(1,392)
Increase (decrease) in cash and cash equivalents	1,229	(1,742)	(750)	1,633	284
(1)    Reflects the results of the SP business up to the February 6, 2017 divestment.
(2)    Under the modified retrospective method, revenue amounts before January 1, 2018 have not been adjusted for the impact of adopting ASC 606.

(3)    Gross profit in 2020 includes a charge of $17 million and in 2019 includes a charge of $8 million resulting from the purchase accounting effect on the inventory acquired from Marvell. In 2016 gross profit includes a charge of $448 million, resulting from the purchase accounting effect on the inventory acquired from Freescale.
(4)    In 2020, total operating expenses include charges related to an impairment charge of $36 million relative to in-process research and development (IPR&D) that was acquired from Freescale. In 2019, total operating expenses include charges related to the acquisition of Marvell as follows - $7 million for the amortization of acquisition-related intangibles and $5 million of acquisition related costs. Total operating expenses in 2016 include charges related to the acquisition of Freescale as follows - $1,430 million for the amortization of acquisition-related intangibles, which includes an impairment charge of $89 million relative to IPR&D that was acquired from Freescale, and $53 million of merger and integration related costs.
(5)    Other income (expense) in 2020 includes the net gain on the sale of the Voice and Audio Solutions (VAS) assets of $110 million and in 2018 includes the termination compensation received from Qualcomm ($2 billion). Other income (expense) in 2017 includes the recognition of the gain on the sale of our SP business ($1,597 million).
(6)    Reflects the interim dividends declared under the previously announced Quarterly Dividend Program.
(7)     Consolidated balance sheet data as of 2019 includes the impact of purchase accounting on the assets acquired and liabilities assumed in connection with our acquisition of Marvell.
(8)    Working capital is calculated as current assets less current liabilities (excluding short-term debt).
(9)    On May 1, 2020, NXP entered into three new senior unsecured notes, which are due in 2025 ($500 million), 2027 ($500 million) and 2030 ($1 billion). NXP used the net proceeds for general corporate purposes as well as the repayment of the $1,350 million aggregate principal amount of outstanding notes due 2021 and the $400 million aggregate principal amount of outstanding notes due 2022. On June 18, 2019, NXP entered into two new senior unsecured notes, which are due in 2026 ($750 million) and 2029 ($1 billion). NXP used the net proceeds for general corporate purposes as well as the repayment of the $600 million outstanding aggregate principal amount of 2020 senior notes. In addition, in December 2019 NXP fully repaid the $1.15 billion 2019 cash convertible senior notes. On December 6, 2018, NXP entered into 3 new senior unsecured notes, which are due in 2024 ($1 billion), 2026 ($500 million) and 2028 ($500 million). NXP used the net proceeds for general corporate purposes as well as the repayment of the $1 billion senior unsecured bridge term credit facility agreement (the “Bridge Loan”), which was entered into on September 19, 2018 for general corporate purposes as well as to finance parts of the announced equity buy-back program. In April 2018, NXP fully repaid the $750 million senior unsecured notes on the due date. In addition, NXP fully repaid the $500 million senior unsecured notes due in 2023. In February 2017, NXP repaid all term loans, including Term Loan B (defined below), with the funds from the proceeds of the divestment of the SP business. Additionally, $500 million was repaid on the 2021 unsecured senior notes in March 2017.
(10)    The following is a reconciliation of net debt to the most directly comparable GAAP measure, total debt, as adjusted for our cash and cash equivalents our net debt was calculated as follows:

($ in millions)	2020	2019	2018	2017	2016
Long-term debt	7,609	7,365	6,247	5,814	8,766
Short-term debt	—	—	1,107	751	421
Total debt	7,609	7,365	7,354	6,565	9,187
Less: cash and cash equivalents	(2,275)	(1,045)	(2,789)	(3,547)	(1,894)
Net debt	5,334	6,320	4,565	3,018	7,293
Net debt is a non-GAAP financial measure. See “Use of Certain Non-GAAP Financial Measures” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(11)    Depreciation and amortization includes the effect of purchase accounting related to acquisitions in certain years. The effect of purchase accounting in depreciation and amortization was $1,433 million in 2020 (which includes an impairment charge of $36 million relative to IPR&D that was acquired with the acquisition of Freescale), $1,528 million in 2019, $1,535 million in 2018, $1,741 million in 2017 and $1,782 million (which includes an impairment charge of $89 million relative to IPR&D that was acquired from Freescale) in 2016.
(12)    Financing activities includes the repurchases of NXP common stock in 2020 ($627 million), 2019 ($1,443 million) and in 2018 ($5,006 million) and the distribution of cash dividends in 2020 ($420 million), in 2019 ($319 million) and in 2018 ($74 million).

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

The table below shows the average noon buying rates for U.S. dollars per euro for the five years ended December 31, 2020. The averages set forth in the table below have been computed using the noon buying rate on the next to last business day of each fiscal month during the periods indicated.

	Year ended December 31,
	2020	2019	2018	2017	2016
Average $ per €	1.1412	1.1210	1.1794	1.1310	1.1065

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:
•Overview - Overall analysis of financial and other highlights to provide context for the MD&A
•Results of Operations - An analysis of our financial results
•Financial Condition, Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows and a discussion of our financial condition and potential sources of liquidity
•Critical Accounting Estimates - Accounting estimates that management believes are the most important to understanding the assumptions and judgments incorporated in our financial results and forecasts
•Use of Certain Non-GAAP Financial Measures - A discussion of the non-GAAP measures used

Effective January 1, 2019, NXP removed the reference to HPMS in its organizational structure in acknowledgment of the one reportable segment representing the entity as a whole. Our segment represents groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the consolidated financial statements for more information regarding our segment.

Overview

($ in millions, unless otherwise stated)	Three Months Ended			Years Ended
	December 31, 2020	September 27, 2020	Increase/(decrease)	December 31, 2020	December 31, 2019	Increase/(decrease)
Revenue	2,507	2,267	240	8,612	8,877	(265)
Gross profit	1,288	1,090	198	4,235	4,618	(383)
Operating income (loss)	463	32	431	418	641	(223)
Cash flow from operating activities	1,029	527	502	2,482	2,373	109
Total debt	7,609	9,356	(1,747)	7,609	7,365	244
Net debt	5,334	5,790	(456)	5,334	6,320	(986)
Diluted weighted average number of shares outstanding	285,258	279,467	5,791	283,809	285,911	(2,102)
Diluted net income per share	1.08	(0.08)	1.16	0.18	0.85	(0.67)
Dividends per common share	0.375	0.375	—	1.500	1.25	0.25

Revenue for 2020 was $8,612 million, down 3% from 2019 against a very challenging economic environment, caused by the COVID-19 pandemic. By end market, Automotive revenue was $3,825 million, a decrease of 9% versus the year ago period. Within the Communication Infrastructure & Other end market, revenue was $1,703 million, a decline of 9% year-on-year. These annual declines were partly offset by good year-on-year performance in the Industrial & IoT and Mobile end-markets. Revenue in the Industrial & IoT end market was $1,836 million, a 15% increase, while revenue in the Mobile end market was $1,248 million, a 5% increase. The revenue achieved in both the Industrial & IoT and the Mobile end markets represent new all-time highs. When aggregating all end markets, the decrease in revenue was mostly related to lower sales to OEMs. From a regional perspective, revenue declined in EMEA, Americas and Japan, offset partly by Greater China.
Our gross profit percentage for 2020 decreased to 49.2% from 52.0%, primarily due to the significant deceleration of revenue and the associated reduced manufacturing activity during the second and third quarters, further amplified by the absorption of excess manufacturing fixed costs as a result of abnormal under-loading in our front-end factories due to the COVID-19 pandemic.
Revenue for the fourth quarter of 2020 was $2,507 million, an increase of 11% sequentially from revenue for the third quarter of 2020, as the improving business environment emerging at the end of the third quarter continued into the fourth quarter. From an end market perspective, the increase sequentially was driven primarily by Automotive with an increase of 24% and by Mobile with an increase of 21%. These increases were slightly offset by a decline of 13% in Communication Infrastructure & Other and a decrease of 0.6% in Industrial & IoT.
We continue to generate strong operating cash flows, with $2,482 million in cash flows from operations for 2020. We returned $1,047 million to our shareholders during the year in dividends and repurchases of common stock. Our cash position at the end of 2020 was $2,275 million. On November 19, 2020, the NXP Board of Directors approved a cash dividend of $0.375 per common share for the fourth quarter of 2020.
Our global communities continue to face unprecedented challenges posed by the COVID-19 pandemic, but NXP has continued to respond actively by addressing the COVID-19 situation and its impact globally with global crisis response teams, working to mitigate the potential impacts to our people and our business. With our strong business model and with demonstrated financial discipline, which is a keystone of our culture, we continue to believe that we will emerge from this time well positioned for long-term growth as we continue to see strong customer interest in the breadth of our product portfolio, combined with solid design win awards. However, we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.
Demand has come back more rapidly than we expected and our current focus is to look after our customers and ensure we ship as much product to them as possible. While we are encouraged by the rapid rebound in demand, we are still challenged by the impact of the global pandemic. We are still of the view that the best course of action is to continue to focus on enabling our customers success while simultaneously assuring the safety and health of all our employees.

Results of Operations
The following table presents the composition of operating income for the years ended December 31, 2020 and December 31, 2019.

($ in millions, unless otherwise stated)	2020	2019
Revenue	8,612	8,877
% nominal growth	(3.0)	(5.6)
Gross profit	4,235	4,618
Research and development	(1,725)	(1,643)
Selling, general and administrative (SG&A)	(879)	(924)
Amortization of acquisition-related intangible assets	(1,327)	(1,435)
Other income (expense)	114	25
Operating income (loss)	418	641

Revenue
Revenue for the year-ended December 31, 2020 was $8,612 million compared to $8,877 million for the year-ended December 31, 2019, a decrease of $265 million or 3%. The decrease is attributed to the impact of the COVID-19 pandemic in our primary end-markets, including year-on-year decreases in the Automotive and in the Communication Infrastructure & Other end markets. These declines were partly offset by increases in the Industrial & IoT and Mobile end markets.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	2020	2019	Increase/(decrease)	%
Automotive	3,825	4,212	(387)	(9.2)%
Industrial & IoT	1,836	1,599	237	14.8%
Mobile	1,248	1,191	57	4.8%
Communication Infrastructure & Other	1,703	1,875	(172)	(9.2)%
Revenue	8,612	8,877	(265)	(3.0)%
Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2020	2019	Increase/(decrease)	%
Distributors	4,720	4,409	311	7.1%
OEM/EMS	3,728	4,352	(624)	(14.3)%
Other	164	116	48	41.4%
Revenue	8,612	8,877	(265)	(3.0)%

Revenue by geographic region, which is based on the customer’s shipped-to location, was as follows:

($ in millions, unless otherwise stated)	2020	2019	Increase/(decrease)	%
Greater China (including Asia Pacific)	5,124	4,934	190	3.9%
EMEA (Europe, the Middle East and Africa)	1,538	1,760	(222)	(12.6)%
Americas	977	1,076	(99)	(9.2)%
Japan	647	780	(133)	(17.1)%
South Korea	326	327	(1)	(0.3)%
Revenue	8,612	8,877	(265)	(3.0)%

■	Automotive	■	Mobile	■	Distributors	■	Other
■	Industrial & IoT	■	Comm Infra & Other	■	OEM/EMS

Revenue in the Automotive end market declined $387 million year-on-year. The decline was due to the COVID-19 pandemic, which impacted automotive supply chains and resulted in many auto OEMs outside of China shutting car production sites, primarily in Europe and North America. The year-on-year declines were most notable in our core automotive products which are more susceptible to variances in auto production rates, including our mainstream auto processors, advanced analog, and sensor products.
Revenue derived from the Industrial & IoT market increased $237 million year-on-year, driven by the contribution of revenue associated with the recently acquired Marvell wireless connectivity assets for connected IoT solutions. Additionally, revenue increased from higher demand for smart power, high performance analog, and general-purpose microcontrollers, primarily in the distribution channel in Greater China.
Within the Mobile end-market, revenue increased $57 million year-on-year. The increase was predominantly associated with continued customer adoption of secure mobile wallet solutions primarily to distributors in Greater China, as well as increased demand for embedded power solutions, which increased sales to distributors mainly in Greater China and OEM sales in Asia Pacific. These increases were offset by the divestment of Voice and Audio Solutions, which closed early in the first quarter of 2020.
Revenue in the Communication Infrastructure & Other end market declined $172 million year-on-year. The decline was related to reduced demand in Greater China and Asia Pacific for High-Performance Radio Frequency (HPRF) power amplifiers used in 4G cellular base stations, offset by increased demand for network communication processors from distributors and OEM customers. In addition, the overall decline was also offset by revenue related to the acquisition of the Marvell wireless connectivity assets used in access solutions.

Gross Profit
Gross profit for the year-ended December 31, 2020 was $4,235 million, or 49.2% of revenue, compared to $4,618 million, or 52.0% of revenue, for the year-ended December 31, 2019. The decrease of $383 million was primarily driven by lower revenue and the reduced internal manufacturing activity during the second and third quarters, further by with the absorption of excess manufacturing fixed costs as a result of abnormal under-loading in our front-

end factories due to the COVID-19 crisis as well as the purchase accounting effect on inventory ($17 million) resulting from the Marvell acquisition. As a result, the gross margin percentage decreased to 49.2% from 52.0%.

Operating Expenses
Operating expenses for the year-ended December 31, 2020 totaled $3,931 million, or 45.6% of revenue, compared to $4,002 million, or 45.1% of revenue, for the year-ended December 31, 2019.

The following table below presents the composition of operating expenses by line item in the statement of operations.

($ in millions, unless otherwise stated)	2020	% of revenue	2019	% of revenue	% change
Research and development	1,725	20.0%	1,643	18.5%	5.0%
Selling, general and administrative	879	10.2%	924	10.4%	(4.9)%
Amortization of acquisition-related intangible assets	1,327	15.4%	1,435	16.2%	(7.5)%
Operating expenses	3,931	45.6%	4,002	45.1%	(1.8)%

■	R&D	■	SG&A	■	Amortization acquisition-related

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

•R&D costs for the year-ended December 31, 2020 increased by $82 million, or 5.0%, when compared to last year driven by:
+ higher cost related to Marvell activities, which were acquired in the last month of 2019;

+ higher restructuring costs;
+ higher share-based compensation expenses;
+ higher pre-production related expenses;
- lower travel expenses;
- lower personnel-related costs, including variable compensation costs; and
- lower cost related to Voice and Audio Solutions (VAS), which was divested on February 3, 2020.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

•SG&A costs for the year-ended December 31, 2020 decreased by $45 million, or 4.9%, when compared to last year mainly due to:
- lower sales and marketing costs;
- lower travel expenses;
- lower personnel-related costs, including variable compensation costs;
- lower professional services;
+ higher restructuring costs; and
+ higher share-based compensation expenses as a result of the CEO transition.

•Amortization of acquisition-related intangible assets decreased by $108 million, or 7.5%, when compared to last year driven by:
- certain intangibles became fully amortized during 2020;
+ an impairment charge relative to IPR&D acquired as part of the acquisition of Freescale; and
+ the start of amortization of intangible assets related to the Marvell acquisition.

Other Income (Expense)
Income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for the years ended December 31, 2020 and 2019:

($ in millions)	2020	2019
Result from MSA and TSA arrangements	—	—
Other, net	114	25
Total	114	25

Other income (expense) reflects income of $114 million for 2020, compared to $25 million of income in 2019. Included in 2020 is $110 million relating to the net gain on the sale of the Voice and Audio Solutions (VAS) assets, whereas the 2019 amount included $20 million relating to the sale of assets.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2020	2019
Interest income	13	57
Interest expense	(362)	(370)
Total interest expense, net	(349)	(313)
Foreign exchange rate results	(16)	(15)
Extinguishment of debt	(60)	(11)
Miscellaneous financing income (expense) and other, net	8	(11)
Total other financial income (expense)	(68)	(37)
Total	(417)	(350)

Financial income (expense) was an expense of $417 million in 2020, compared to an expense of $350 million in 2019. The change in financial income (expense) is primarily attributable to a decrease in interest income of $44 million, as a result of a lower average cash level and lower interest rates and higher debt extinguishment costs in 2020 versus 2019 of $49 million. This was partially offset by results on investments of $24 million.

Benefit (Provision) for Income Taxes
We recorded an income tax benefit of $83 million for the year-ended December 31, 2020, which reflects an effective tax rate of (8300.0)% compared to an expense of $20 million (6.9%) for the year-ended December 31, 2019.

	2020		2019
	$	%	$	%
Statutory income tax in the Netherlands	—	25.0	73	25.0

Rate differential local statutory rates versus statutory rate of the Netherlands	22	2,175.0	16	5.5
Net change in valuation allowance	35	3,500.0	59	20.2
Non-deductible expenses/losses	61	6,100.0	52	17.8
Netherlands tax incentives	(48)	(4,800.0)	(68)	(23.2)
Foreign tax incentives	(117)	(11,700.0)	(118)	(40.5)
Changes in estimates of prior years’ income taxes	(13)	(1,300.0)	(3)	(1.2)
Sale of non-deductible goodwill	10	1,000.0	—	—
Withholding taxes	(31)	(3,100.0)	5	1.8
Other differences	(2)	(200.0)	4	1.5
Effective tax rate	(83)	(8,300.0)	20	6.9

The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance and non-deductible expenses, sale of non-deductible goodwill and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2020, the Netherlands tax incentives was lower than 2019 by $20 million, mainly due to the fact that NXP has a lower qualifying income.
•The difference in valuation allowance in 2020 as compared with 2019 is mainly due to the fact that there was less Netherlands related interest expense impacted by the interest limitation rules as a result of higher qualifying income mainly linked to the divestiture of the VAS business and the lower Netherlands tax incentives.

•The tax effect of the non-deductible goodwill of $10 million is linked to the divestiture of the VAS business in 2020.
•The difference of $36 million in the withholding tax benefit in 2020 as compared with 2019 is mainly due to changes in the applicable deferred tax liability rate regarding future remittances of the earnings of foreign subsidiaries and due to additional undistributed earnings being considered permanently reinvested.
•The change in estimates of prior years’ income taxes was higher in 2020 as compared to 2019, mostly relating to NXP USA ($20 million) primarily due to the early adoption of the U.S. regulations issued in Q3 2020. This was partly offset by other changes in estimates relating to multiple jurisdictions.
On a go-forward basis, cash payments for corporate income taxes that are relative to our on-going operations are expected at a quarterly average of $76 million during 2021. Our future cash payments for income taxes will also be impacted by non-recurring events, resulting in additional payments of $78 million in total, which will be paid in 2021.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $4 million in 2020, whereas in 2019, results relating to equity-accounted investees amounted to a gain of $1 million.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $28 million for the year-ended December 31, 2020, compared to a profit of $29 million for the year-ended December 31, 2019.

Financial Condition, Liquidity and Capital Resources
Thanks to our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment impacted by the COVID-19 pandemic. Over the years, NXP has created a business that generates significant cash, thanks to its large and diverse revenue stream. We therefore believe we have sufficient liquidity to satisfy our cash needs. However, we will continue to monitor, evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. We continue to successfully constrain discretionary spending across the organization, re-prioritizing our capital projects, while simultaneously maintaining critical investments in areas that we believe will assure NXP’s long-term success.

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. As of December 31, 2020, our cash balance was $2,275 million, an increase of $1,230 million compared to December 31, 2019 ($1,045 million). Taking into account the available undrawn amount of the Unsecured Revolving Credit Facility (the “RCF Agreement”) of $1,500 million, we had access to $3,775 million of liquidity as of December 31, 2020.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next year. Our capital expenditures were $392 million in 2020, compared to $526 million in 2019.

The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2020	2019
Shares repurchased	4,828,913	15,865,718
Cost of shares repurchased	627	1,443
Average price per share	$129.70	$90.94

Under Dutch corporate law and our articles of association, NXP may acquire its own shares if the general meeting of shareholders has granted the board of directors the authority to effect such acquisitions. It is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For repurchases of shares in 2019 and 2020, the board of directors made use of the authorizations renewed by the AGM on June 22, 2018, June 17, 2019 and May 27, 2020, respectively. In October 2018, the board of directors of NXP approved the repurchase of shares so long as the total number of shares held by NXP in treasury does not exceed 20% (approximately 69 million shares) of the number of shares issued, and in November 2019, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion. During the fiscal year-ended December 31, 2019 NXP repurchased 15.9 million shares, for a total of approximately $1.4 billion, and during the fiscal year-ended December 31, 2020 NXP repurchased 4.8 million shares, for a total of approximately $0.6 billion. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

Subject to Dutch corporate law and our articles of association, the board of directors of NXP may cancel shares acquired if authorized by the general meeting of shareholders. As with repurchases of our shares, it is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For cancellations of shares in 2019 and 2020, the board of directors made use of the authorizations renewed on June 17, 2019 and May 27, 2020, respectively.

As approved by the board of directors, on November 27, 2019, NXP cancelled some 13.2 million shares and on December 15, 2020, NXP cancelled 26 million shares. As a result, the number of issued NXP shares as per December 15, 2020 is 289,519,638.

Under our Quarterly Dividend Program, interim dividends of $0.25 per ordinary share were paid on March 15 and June 13, 2019, and dividends of $0.375 per ordinary share were paid on October 4, 2019; January 6, April 6, July 6, October 5, 2020; and January 5, 2021.

($ in millions, unless otherwise stated)	2020	2019
Dividend per share	1.50	1.25
Amount	420	351

Our total debt amounted to $7,609 million as of December 31, 2020, an increase of $244 million compared to December 31, 2019 ($7,365 million). On May 1, 2020, NXP issued $500 million of 2.7% Senior Unsecured Notes due 2025, $500 million of 3.15% Senior Unsecured Notes due 2027 and $1 billion of 3.4% Senior Unsecured Notes due 2030. On September 28, 2020, $1,350 million of 4.125% Senior Notes due 2021 and $400 million of 4.625% Senior Notes due 2022 were redeemed in full.

At December 31, 2020, our cash balance was $2,275 million, of which $185 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2020, $90 million dividend (2019, no dividend) was declared.

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

Cash flows

Our cash and cash equivalents in 2020 increased by $1,229 million (excluding the effect of changes in exchange rates on our cash position of $1 million) as follows:

($ in millions)	Year ended December 31,
	2020	2019
Net cash provided by (used for) operating activities	2,482	2,373
Net cash (used for) provided by investing activities	(418)	(2,284)
Net cash provided by (used for) financing activities	(835)	(1,831)
Increase (decrease) in cash and cash equivalents	1,229	(1,742)

•Cash Flow from Operating Activities
For the year-ended December 31, 2020 our operating activities provided $2,482 million in cash. This was primarily the result of net income of $80 million, adjustments to reconcile the net income of $1,959 million and changes in operating assets and liabilities of $438 million. Adjustments to net income includes offsetting non-cash items, such as depreciation and amortization of $1,988 million, share-based compensation of $384 million, amortization of the discount on debt and debt issuance costs of $8 million, a gain on sale of assets of $(115) million, a loss on extinguishment of debt of $60 million, a gain on equity securities of $(21) million, results relating to equity-accounted investees of $4 million and changes in deferred taxes of $(349) million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $51 million increase in receivables and other current assets was primarily due to the increase in trade accounts receivable, net, which was driven by the increasing linearity in revenue and the related timing of cash collections in the fourth quarter of 2020 compared with the same period in 2019.

The $163 million decrease in inventories was primarily related to existing inventory on hand supplying the increase in revenues at the end of the third quarter 2020 continuing into the fourth quarter 2020, while production levels have been increased to align future inventory on hand with the current demand forecasts.

The $319 million increase in accounts payable and other liabilities was primarily related to increases in trade accounts payable of $47 million, other liabilities of $119 million related to income and social taxes payable, $50 million related to accruals for employee compensation, $41 million related to restructuring, and $5 million in interest payable. An additional increase of $57 million of other movements including the non-cash adjustment for capital expenditures and purchase licenses.

For the year-ended December 31, 2019 our operating activities provided $2,373 million in cash. This was primarily the result of net income of $272 million, adjustments to reconcile the net income of $2,261 million and changes in operating assets and liabilities of $(173) million. Net income includes offsetting non-cash items, such as depreciation and amortization of $2,047 million, share-based compensation of $346 million, amortization of the discount on debt and debt issuance costs of $53 million, a gain on sale of assets of $(20) million, a loss on extinguishment of debt of $11 million, results relating to equity-accounted investees of $(1) million and changes in deferred taxes of $(175) million.

•Cash Flow from Investing Activities
Net cash used for investing activities amounted to $418 million for the year-ended December 31, 2020 and principally consisted of the cash outflows for capital expenditures of $392 million, $130 million for the purchase of identified intangible assets, $34 million purchases of interests in businesses (net of cash acquired),and $30 million purchase of investments, partly offset by proceeds of $161 million from the sale of our Voice and Audio Solution assets (net of cash).

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

•Cash Flow from Financing Activities
Net cash used for financing activities was $835 million for the year-ended December 31, 2020 compared to $1,831 million for the year-ended December 31, 2019. The cash flows related to financing transactions in 2020 and 2019 are primarily related to the financing activities described below under the captions 2020 Financing Activities and 2019 Financing Activities.

In addition to the financing activities described below, net cash used for financing activities by year included:

($ in millions)	Year ended December 31,
	2020	2019
Dividends paid to non-controlling interests	(35)	—
Dividends paid to common stockholders	(420)	(319)
Cash proceeds from exercise of stock options	72	84
Purchase of treasury shares	(627)	(1,443)
Cash paid on behalf of shareholders for tax on repurchased shares	—	(128)
Other, net	(1)	—

2020 Financing Activities

2025, 2027 and 2030 Senior Unsecured Notes
On May 1, 2020, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $500 million of 2.7% Senior Unsecured Notes due 2025, $500 million of 3.15% Senior Unsecured Notes due 2027 and $1 billion of 3.4% Senior Unsecured Notes due 2030. NXP used the net proceeds of the offering of these notes to repay in full on September 28, 2020, the $1,350 million aggregate principal amount of outstanding 4.125% Senior Notes due 2021 and the $400 million aggregate principal amount of outstanding 4.625% Senior Notes due 2022.

2019 Financing Activities

2024 Revolving Credit Facility
On June 11, 2019, NXP B.V. together with NXP Funding LLC, entered into a $1.5 billion unsecured revolving credit facility agreement maturing June 11, 2024, replacing the $600 million secured revolving credit facility, entered into on December 7, 2015.

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

Debt Position

Short-term Debt
As of December 31, 2020 and 2019, there was no short-term debt outstanding.

Long-term Debt
As of December 31, 2020 and 2019, we had outstanding debt of:

($ in millions)	December 31, 2019	Accrual/release Original Issuance/Debt Discount and Debt Issuance Cost	Debt Exchanges/ Repurchase/ New Borrowings	December 31, 2020
U.S. dollar-denominated 4.125% senior unsecured notes due June 2021 (1)	1,350	—	(1,350)	—
U.S. dollar-denominated 4.625% senior unsecured notes due June 2022 (2)	398	2	(400)	—
U.S. dollar-denominated 3.875% senior unsecured notes due September 2022 (3)	997	1	—	998
U.S. dollar-denominated 4.625% senior unsecured notes due June 2023 (4)	896	1	—	897
U.S. dollar-denominated 4.875% senior unsecured notes due March 2024 (5)	994	2	—	996
U.S. dollar-denominated 2.7% senior unsecured notes due May 2025 (6)	—	—	497	497
U.S. dollar-denominated 5.35% senior unsecured notes due March 2026 (5)	497	1	—	498
U.S. dollar-denominated 3.875% senior unsecured notes due June 2026 (7)	746	—	—	746
U.S. dollar-denominated 3.15% senior unsecured notes due May 2027 (6)	—	1	496	497
U.S. dollar-denominated 5.55% senior unsecured notes due December 2028 (5)	496	—	—	496
U.S. dollar-denominated 4.3% senior unsecured notes due June 2029 (7)	991	1	—	992
U.S. dollar-denominated 3.4% senior unsecured notes due May 2030 (6)	—	—	992	992
	7,365	9	235	7,609
RCF Agreement (8)	—	—	—	—
Total long-term debt	7,365	9	235	7,609
(1)    On May 23, 2016, and August 1, 2016, we issued $850 million and $500 million, respectively, aggregate principal amount of 4.125% Senior Unsecured Notes due 2021. On September 28, 2020, the Notes were redeemed in full.
(2)    On June 9, 2015, we issued $400 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2022. On September 28, 2020, the Notes were redeemed in full.
(3)    On August 11, 2016, we issued $1,000 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2022.
(4)    On May 23, 2016, we issued $900 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2023.
(5)    On December 6, 2018, we issued $1,000 million aggregate principal amount of 4.875% Senior Unsecured Notes due 2024, $500 million aggregate principal amount of 5.35% Senior Unsecured Notes due 2026 and $500 million aggregate principal amount of 5.55% Senior Unsecured Notes due 2028.

(6)    On May 1, 2020, we issued $500 million aggregate principal amount of 2.7% Senior Unsecured Notes due 2025, $500 million aggregate principal amount of 3.15% Senior Unsecured Notes due 2027 and $1 billion aggregate principal amount of 3.4% Senior Unsecured Notes due 2030.
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

For a detailed description of the Warrants underlying the Cash Convertible Notes Hedge, refer to Note 14 of the notes to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements
As of December 31, 2020, we had no material off-balance sheet arrangements.

Contractual Obligations
Presented below is a summary of our contractual obligations as of December 31, 2020.

($ in millions)	Total	2021	2022	2023	2024	2025	2026 and thereafter
Principal payments on debt	7,650	—	1,000	900	1,000	500	4,250
Interest payments on debt	1,674	319	306	256	198	181	414
Finance lease obligations	31	3	3	3	3	3	16
Operating lease obligations	256	64	50	44	28	23	47
Long-term purchase obligations	372	203	99	14	13	12	31
Technology license obligations	132	78	35	7	12	—	—
Total contractual cash obligations (1), (2)	10,115	667	1,493	1,224	1,254	719	4,758
(1)    As of December 31, 2020, we had reserves of $175 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in the long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.
(2)    Certain of these obligations are denominated in currencies other than U.S. dollars, and have been translated from foreign currencies into U.S. dollars based on a period ending rate of $1.2280 per €1.00, in effect at December 31, 2020. As a result, the actual payments will vary based on any change in exchange rate.

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

We sponsor pension plans in many countries in accordance with legal requirements, customs and the local situation in the countries involved. These are defined-benefit pension plans, defined contribution pension plans and multi-employer plans. Contributions to funded pension plans are made as necessary, to provide sufficient assets to meet future benefits payable to plan participants. These contributions are determined by various factors, including funded status, legal and tax considerations and local customs. The expected cash outflows in 2021 and subsequent years are uncertain and may change as a consequence of statutory funding requirements as well as changes in actual versus currently assumed discount rates, estimations of compensation increases and returns on pension plan assets.

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•the valuation of inventory, which impacts gross margin;
•the assessment of recoverability of goodwill, identified intangible assets and tangible fixed assets, which impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation or amortization;
•revenue recognition, which impacts our results of operations;
•the recognition of current and deferred income taxes (including the measurement of uncertain tax positions), which impacts our provision for income taxes;
•the assumptions used in the determination of postretirement benefit obligations, which impacts operating expenses;
•the assumptions used in the determination of share based compensation, which impacts gross margin and operating expenses; and
•the recognition and measurement of loss contingencies, which impacts gross margin or operating expenses when we recognize a loss contingency or revise the estimates for a loss contingency.

In the following section, we discuss these policies further, as well as the estimates and judgments involved.

Inventories
Inventories are valued at the lower of cost or net realizable value. We regularly review our inventories and write down our inventories for estimated losses due to obsolescence. This allowance is determined for groups of products based on sales of our products in the recent past and/or expected future demand. Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change with little or no forewarning. In estimating obsolescence, we utilize information that includes projecting future demand.

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

Goodwill
Goodwill is required to be assessed for impairment at least once annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a reporting unit’s goodwill. Such events or changes in circumstances can be significant changes in business climate, operating performance or competition, or upon the disposition of a significant portion of a reporting unit. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual test dates. We perform impairment tests using a fair value approach when necessary. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, including projected future cash flows, discount rates based on weighted average cost of capital and future economic and market conditions. We base our fair-value estimates on assumptions we believe to be reasonable. Actual cash flow amounts for future periods may differ from estimates used in impairment testing.

We perform our annual impairment test for goodwill in the fourth quarter of each fiscal year. We did not recognize any impairment charges for goodwill in the years presented, as our annual impairment testing indicated that the fair value exceeded the recorded value for the respective reporting unit.

Impairment or disposal of identified long-lived assets
We perform reviews of long-lived assets including property, plant and equipment, and intangible assets subject to amortization, whenever facts and circumstances indicate that the useful life is shorter than what we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Impairment losses, if any, are based on the excess of the carrying amount over the fair value of those assets. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. In 2020, we recognized impairment charges of $36 million, relative to IPR&D that was acquired from Freescale. In 2019 and 2018, we had no impairments.

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

Use of Certain Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with U.S. GAAP, this document contains references to net debt. Net debt is a non-GAAP financial measure and represents total debt (short-term and long-term) after deduction of cash and cash equivalents. We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to calculating our net leverage.

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

At December 31, 2020 our net asset related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $18 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

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

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of NXP Semiconductors N.V. (the Company) as of December 31, 2020, the related consolidated statement of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)”, and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain tax positions

Description of the Matter	As discussed in Note 7, at December 31, 2020, the Company had approximately $161 million of unrecognized tax benefits associated with uncertain tax positions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition.

As part of our initial audit, auditing the recognition and measurement of tax positions related to uncertain tax positions involved significant auditor judgment and use of tax professionals with specialized skills and knowledge because both the recognition and measurement of the tax positions are complex, highly judgmental and based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to record the reserve for uncertain tax positions. For example, we tested controls over management’s evaluation of the technical merits of tax positions and identification of uncertain tax positions and the controls to measure the benefit of those tax positions, including management’s review of the inputs and calculations of unrecognized tax benefits resulting from uncertain tax positions.

To test the amounts recorded as uncertain tax positions we involved our tax professionals with specialized skills and knowledge to evaluate the technical merits of the Company’s tax positions. Our procedures included, among others, inspecting correspondence, assessments and settlements from the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also applied our knowledge and experience with the application of federal, foreign and state income tax laws to evaluate the Company’s accounting for those tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also evaluated the Company’s income tax disclosures included in Note 7 in relation to these matters.

/s/ Ernst & Young Accountants LLP

We have served as the Company’s auditor since 2020.

Eindhoven, the Netherlands
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on Internal Control Over Financial Reporting
We have audited NXP Semiconductors N.V.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NXP Semiconductors N.V. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for the year ended December 31, 2020 and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young Accountants LLP

Eindhoven, the Netherlands
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NXP Semiconductors N.V.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of NXP Semiconductors N.V. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG Accountants N.V.

We served as the Company’s auditor from 2009 to 2019.

Amstelveen, the Netherlands
February 27, 2020

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2020	2019	2018
Revenue	8,612	8,877	9,407
Cost of revenue	(4,377)	(4,259)	(4,556)

Gross profit	4,235	4,618	4,851

Research and development	(1,725)	(1,643)	(1,700)
Selling, general and administrative	(879)	(924)	(993)
Amortization of acquisition-related intangible assets	(1,327)	(1,435)	(1,449)
Total operating expenses	(3,931)	(4,002)	(4,142)
Other income (expense)	114	25	2,001

Operating income (loss)	418	641	2,710

Financial income (expense):
Extinguishment of debt	(60)	(11)	(26)
Other financial income (expense)	(357)	(339)	(309)

Income (loss) before income taxes	1	291	2,375

Benefit (provision) for income taxes	83	(20)	(176)
Results relating to equity-accounted investees	(4)	1	59

Net income (loss)	80	272	2,258

Less: Net income (loss) attributable to non-controlling interests	28	29	50
Net income (loss) attributable to stockholders	52	243	2,208

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	0.19	0.86	6.78
– Diluted	0.18	0.85	6.72

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	279,763	282,056	325,781
– Diluted	283,809	285,911	328,606
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2020	2019	2018
Net income (loss)	80	272	2,258

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges *	9	5	(11)
Change in foreign currency translation adjustment *	78	(15)	(51)
Change in net actuarial gain (loss)	(45)	(38)	5
Change in net unrealized gains (losses) available-for-sale securities *	—	—	3

Total other comprehensive income (loss)	42	(48)	(54)

Total comprehensive income (loss)	122	224	2,204

Less: Comprehensive income (loss) attributable to non-controlling interests	28	29	50

Total comprehensive income (loss) attributable to stockholders	94	195	2,154
*    Reclassification adjustments included in Cost of revenue, Selling, general and administrative, Research and development and Results relating to equity-accounted investees in the Consolidated Statements of Operations.
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	2,275	1,045
Accounts receivables, net	765	667
Assets held for sale	—	50
Inventories, net	1,030	1,192
Other current assets	254	313
Total current assets	4,324	3,267

Non-current assets:
Other non-current assets	1,013	732
Property, plant and equipment, net	2,284	2,448
Identified intangible assets, net	2,242	3,620
Goodwill	9,984	9,949
Total non-current assets	15,523	16,749

Total assets	19,847	20,016
Liabilities and equity
Current liabilities:
Accounts payable	991	944
Restructuring liabilities - current	60	32
Accrued liabilities	966	815
Total current liabilities	2,017	1,791

Non-current liabilities:
Long-term debt	7,609	7,365
Restructuring liabilities	14	—
Deferred tax liabilities	85	282
Other non-current liabilities	971	923
Total non-current liabilities	8,679	8,570
Equity:
Non-controlling interests	207	214
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2019: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2019: 430,503,000 shares)
Issued and fully paid: 289,519,638 shares (2019: 315,519,638 shares)	59	64
Capital in excess of par value	14,133	15,184
Treasury shares, at cost: 9,044,952 shares (2019: 34,082,242 shares)	(1,037)	(3,037)
Accumulated other comprehensive income (loss)	117	75
Accumulated deficit	(4,328)	(2,845)
Total Stockholders’ equity	8,944	9,441
Total equity	9,151	9,655
Total liabilities and equity	19,847	20,016
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	80	272	2,258
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,988	2,047	1,987
Share-based compensation	384	346	314
Amortization of discount (premium) on debt, net	(1)	42	42
Amortization of debt issuance costs	9	11	10
Net (gain) loss on sale of assets	(115)	(20)	—
(Gain) loss on extinguishment of debt	60	11	26
Results relating to equity-accounted investees	4	(1)	(54)
(Gain) loss on equity securities, net	(21)	—	—
Deferred tax expense (benefit)	(349)	(175)	(211)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(51)	116	187
(Increase) decrease in inventories	163	128	(65)
Increase (decrease) in accounts payable and accrued liabilities	319	(460)	(129)
Decrease (increase) in other non-current assets	7	43	(22)
Exchange differences	16	15	14
Other items	(11)	(2)	12
Net cash provided by (used for) operating activities	2,482	2,373	4,369
Cash flows from investing activities:
Purchase of identified intangible assets	(130)	(102)	(50)
Capital expenditures on property, plant and equipment	(392)	(526)	(611)
Proceeds from disposals of property, plant and equipment	4	23	1
Purchase of interests in businesses, net of cash acquired	(34)	(1,698)	(18)
Proceeds from sale of interests in businesses, net of cash divested	161	37	159
Purchase of investments	(30)	(19)	(9)
Proceeds from the sale of investments	2	1	2
Proceeds from return of equity investments	1	—	4
Net cash provided by (used for) investing activities	(418)	(2,284)	(522)
Cash flows from financing activities:
Payment of cash convertible note	—	(1,150)	—
Proceeds from settlement of cash convertible note hedge	—	144	—
Payment of bond hedge derivatives - convertible option	—	(145)	—
Repayment of Bridge Loan	—	—	(1,000)
Proceeds from Bridge Loan	—	—	1,000
Repurchase of long-term debt	(1,809)	(600)	(1,273)
Principal payments on long-term debt	—	—	(1)
Proceeds from the issuance of long-term debt	2,000	1,750	1,997
Cash paid for debt issuance costs	(15)	(24)	(23)
Cash paid for terminated acquisition adjustment event	—	—	(60)
Dividends paid to non-controlling interests	(35)	—	(54)
Dividends paid to common stockholders	(420)	(319)	(74)
Proceeds from issuance of common stock through stock plans	72	84	39

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)
Purchase of treasury shares and restricted stock unit withholdings	(627)	(1,443)	(5,006)
Cash paid on behalf of shareholders for tax on repurchased shares	—	(128)	(142)
Other, net	(1)	—	—
Net cash provided by (used for) financing activities	(835)	(1,831)	(4,597)
Effect of changes in exchange rates on cash positions	1	(2)	(8)
Increase (decrease) in cash and cash equivalents	1,230	(1,744)	(758)
Cash and cash equivalents at beginning of period	1,045	2,789	3,547
Cash and cash equivalents at end of period	2,275	1,045	2,789
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	336	242	177
Income taxes, net of refunds	148	368	188

Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	165	21	—
Book value of these assets	(50)	(1)	—

Non-cash investing activities:
Non-cash capital expenditures	119	133	137

Non-cash adjustment related to the adoption of ASC 606:
Receivables	—	—	(36)
Inventories	—	—	22
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2020, 2019 and 2018

($ in millions, unless otherwise stated)	Outstan-ding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumul-ated other compre-hensive income (loss)	Accumu-lated deficit	Total stockhol-ders’ equity	Non- controll-ing interests	Total equity
Balance as of December 31, 2017	342,924	71	15,960	(342)	177	(2,339)	13,527	189	13,716

Net income (loss)						2,208	2,208	50	2,258
Other comprehensive income					(57)		(57)		(57)
Share-based compensation plans			311				311		311
Shares issued pursuant to stock awards	4,242			457		(418)	39		39
Treasury shares repurchased and retired	(54,376)	(4)	(811)	(3,353)		(838)	(5,006)		(5,006)
Shareholder tax on repurchased shares						(381)	(381)		(381)
Dividends non-controlling interests							—	(54)	(54)
Dividends common stock						(147)	(147)		(147)
Cumulative effect adjustments					3	8	11		11
Balance as of December 31, 2018	292,790	67	15,460	(3,238)	123	(1,907)	10,505	185	10,690

Net income (loss)						243	243	29	272
Other comprehensive income					(48)		(48)		(48)
Share-based compensation plans			356				356		356
Shares issued pursuant to stock awards	4,513			422		(338)	84		84
Treasury shares repurchased and retired	(15,866)	(3)	(632)	(221)		(587)	(1,443)		(1,443)
Shareholder tax on repurchased shares						95	95		95
Dividends common stock						(351)	(351)		(351)
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655

Net income (loss)						52	52	28	80
Other comprehensive income					42		42		42
Share-based compensation plans			384				384		384
Shares issued pursuant to stock awards	3,867			364		(292)	72		72
Treasury shares repurchased and retired	(4,829)	(5)	(1,267)	1,636		(991)	(627)		(627)
Expiration of stock purchase warrants			(168)			168	—		—
Dividends non-controlling interests							—	(35)	(35)
Dividends common stock						(420)	(420)		(420)
December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
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

The Company applies the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed. The Company applies the practical expedient to expense sales commissions when incurred because the amortization period would have been one year or less.

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

Receivables
Receivables are carried at amortized cost, net of allowances for credit loss and net of rebates and other contingent discounts granted to distributors. When circumstances indicate a specific customer’s ability to meet its financial obligation to us is impaired, we record an allowance against amounts due and value the receivable at the amount reasonably expected to be collected. For all other customers, we evaluate our trade accounts receivable risk of credit loss based on numerous factors including historical loss rates, credit-risk concentration, and specific circumstances such as serious adverse economic conditions in a specific country or region.

Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the first-in, first-out (FIFO) method. An allowance is made for the estimated losses due to obsolescence. This allowance is determined for groups of products based on purchases in the recent past and/or expected future demand and market conditions. Abnormal amounts of idle facility expense and waste are not capitalized in inventory. The allocation of fixed production overheads to the inventory cost is based on the normal capacity of the production facilities.

Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is calculated using the straight-line method over the expected economic life of the asset. Depreciation of special tooling is also based on the straight-line method unless a depreciation method other than the straight-line method better represents the consumption pattern. Gains and losses on the sale of property, plant and equipment are included in other income and expense. Plant and equipment under finance leases are initially recorded at the lower of the fair value of the leased property or the present value of minimum lease payments. These assets and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

We determine if an arrangement is a lease at inception of the arrangement. Once it is determined that an arrangement is, or contains, a lease, that determination should only be reassessed if the legal arrangement is modified. Changes to assumptions such as market-based factors do not trigger a reassessment. Determining whether a contract contains a lease requires judgement. In general, arrangements are considered to be a lease when all of the following apply:
–It conveys the right to control the use of an identified asset for a period of time in exchange for consideration;
–We have substantially all economic benefits from the use of the asset; and
–We can direct the use of the identified asset
The terms of a lease arrangement determine how a lease is classified and the resulting income statement recognition. When the terms of a lease effectively transfer control of the underlying asset, the lease represents an in substance financed purchase (sale) of an asset and the lease is classified as a finance lease by the lessee and a sales-type lease by the lessor. When a lease does not effectively transfer control of the underlying asset to the lessee, but the lessor obtains a guarantee for the value of the asset from a third party, the lessor would classify a lease as a direct financing lease. All other leases are classified as operating leases.

With the exception of five instances (with a combined value of $70 million), the Company’s lease arrangements are all operating leases.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at January 1, 2019 or commencement date, if later, in determining the present value of future payments. The lease payments that are included in the lease liability are comprised of fixed payments (including in-substance fixed payments), less any lease incentives receivable; variable lease payments that depend on an index or rate; amounts expected to be payable by the lessee under residual value guarantees; the exercise price of a purchase option that the lessee is reasonably certain to exercise; and payments for terminating the lease unless it is reasonably certain that early termination will not occur. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our lease terms include the non-cancelable period for which a lessee has the right to use an underlying asset, together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and the periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise the option.

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

Equity investments
NXP’s equity investments include equity method investments, marketable equity investments and non-marketable equity investments.

Equity method investments: NXP’s investments over which it has significant influence, but not control are accounted for using the equity method. Under the equity method, the investment is initially recognized at cost. The carrying amount of the investment is adjusted to recognize changes in the NXP’s share of net assets of the equity accounted investee since the acquisition date. NXP’s share of the results of operations of the equity accounted investees are recognized in ‘Results relating to equity-accounted investees’.

Marketable equity investments: all equity investments with a readily determinable fair value, other than equity-method investments, in unconsolidated entities are measured at fair value through earnings in the statement of operations on a recurring basis. We classify marketable securities as current or non-current based on the nature of the securities and their availability for use in current operations. Gains and losses on investments in marketable equity securities, realized and unrealized, are recognized in ‘Financial income (expense)’.

Non-marketable equity investments: all equity investments without a readily determinable fair value, other than equity-method investments, in unconsolidated entities are recorded at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar securities. All gains and losses on investments in non-marketable equity investments, realized and unrealized, are recognized in ‘Financial income (expense)’.

We monitor our equity method investments and non-marketable equity securities for events or changes in circumstances which may indicate the investments are impaired. If an assessment indicates an investment is impaired, we recognize a charge for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than-temporary.

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

The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies as well as the amount and timing of future cash flows (including expected revenue growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. As such, acquired tangible and identified intangible assets are classified as Level 3 assets. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

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

Identified intangible assets
Licensed technology and patents are generally amortized on a straight-line basis over the periods of benefit. We amortize all acquisition-related intangible assets that are subject to amortization over their estimated useful life based on economic benefit. Acquisition-related in-process R&D assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of acquisition; initially, these assets are not subject to amortization. Assets related to projects that have been completed are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to R&D. One year following the period in which identified intangible assets become fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts.

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

Impairment or disposal of identified long-lived assets
We perform reviews of long-lived assets including property, plant and equipment, ROU assets, and intangible assets subject to amortization, whenever facts and circumstances indicate that the useful life is shorter than what we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Impairment losses, if any, are based on the excess of the carrying amount over the fair value of those assets. If an asset’s useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.

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

•Level 1: Quoted prices for identical assets or liabilities in active markets.
•Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and valuations based on models where the inputs or significant value drivers are observable, either directly or indirectly.
•Level 3: Significant inputs to the valuation model are unobservable.

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

	$ per € 1
	period end	average(1)	high	low
Year-ended December 31, 2020	1.2280	1.1412	1.0862	1.2280
Year-ended December 31, 2019	1.1217	1.1210	1.0935	1.1476
Year-ended December 31, 2018	1.1451	1.1794	1.1352	1.2431
(1)    The average of the noon-buying rate at the end of each fiscal month during the period presented.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the date of the transaction or the date of valuation where items are remeasured. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations, except when the foreign exchange exposure is part of a qualifying cash flow or net investment hedge accounting relationship, in which case the related foreign exchange gains and losses are recognized directly in other comprehensive income to the extent that the hedge is effective and presented as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. To the extent that the hedge is ineffective, such differences are recognized in the statement of operations. Currency gains and losses on intercompany loans that have the nature of a permanent investment are recognized as translation differences in other comprehensive income and are presented as a separate component of accumulated other comprehensive income (loss) within equity.

Derivative financial instruments including hedge accounting
The Company uses derivative financial instruments in the management of its foreign currency risks and the input costs of gold for a portion of our anticipated purchases within the next 12 months.

The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments or from option pricing models, as appropriate, and records these as assets or liabilities in the balance sheet. Changes in the fair values are immediately recognized in the statement of operations unless cash flow hedge accounting is applied. The cash flows associated with these derivative instruments are classified in the consolidated statements of cash flows in the same category as the hedged transaction.

Changes in the fair value of a derivative that is highly effective and designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. The cash flows associated with these derivative instruments are classified in the consolidated statements of cash flows in the same category as the hedged transaction. The application of cash flow hedge accounting for foreign currency risks is limited to transactions that represent a substantial currency risk that could materially affect the financial position of the Company.

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

On initial designation of the hedge relationship between the hedging instrument and hedged item, the Company documents this relationship, including the risk management objectives, strategy in undertaking the hedge transaction and the hedged risk, and the methods that will be used to assess the effectiveness of the hedging relationship. The Company makes an assessment, both at the inception of the hedge relationship as well as on an ongoing basis, of whether the hedging instruments are expected to be “highly effective” in offsetting the changes in the fair value or cash flows of the respective hedged items attributable to the hedged risk.
When cash flow hedge accounting is discontinued because it is not probable that a forecasted transaction will occur within a period of two months from the originally forecasted transaction date, the Company continues to carry the derivative on the Consolidated Balance Sheets at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the Consolidated Balance Sheets and recognizes any changes in its fair value in earnings.

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2020 and December 31, 2019 were as follows:

	2020	2019
Euro	532	579
Chinese renminbi	150	90
Great British pound	34	22
Japanese yen	21	29
Malaysian ringgit	122	138
Singapore dollar	65	49
Swiss franc	29	28
Taiwan dollar	159	103
Thai baht	104	69
Other	48	41

Dividends to shareholders
Dividends to the Company’s shareholders are charged to retained earnings when the dividends are approved.

Stock repurchases and retirement
For each repurchase of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained Earnings and Capital in Excess of Par. The portion allocated to Capital in Excess of Par is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued, to the balance of Capital in Excess of Par as of the retirement date.

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

The income tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities. The income tax benefit recognized is measured based on the largest benefit that is greater than 50% likely to be realized upon resolution of the uncertainty. A liability for unrecognized tax benefits and the related interest and penalties is recorded under accrued liabilities and other non-current liabilities in the balance sheet based on the timing of the expected payment. Penalties related to income taxes are recorded as income tax expense, whereas interest is reported as financial expense in the statement of operations.

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

For all the Company’s postretirement benefit plans, the measurement date is December 31, our year-end.

Share-based compensation
We recognize compensation expense for all share-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. We use the Black-Scholes option pricing model to determine the estimated fair value for certain awards. NXP’s grants through the incentive plan are equity settled. Share-based compensation cost for restricted share units (“RSU”s) with time-based vesting is measured based on the closing fair market value of our common stock on the date of the grant, reduced by the present value of the estimated expected future dividends, and then multiplied by the number of RSUs granted. Share-based compensation cost for performance-based share units (“PSU”s) granted with performance or market conditions is measured using a Monte-Carlo simulation model on the date of grant.

The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our Consolidated Statements of Operations. For stock options, PSUs and RSUs, the grant-date value, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. The vesting period for stock options is generally four years, for RSUs and PSUs it is generally three years.

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

We sell our products to OEMs and to distributors in various markets, who resell these products to OEMs, or their subcontract manufacturers. One of our distributors accounted for 17% of our revenue in 2020, 14% in 2019 and 14% in 2018. One other distributor accounted for less than 10% of our revenue in 2020 and 2019, and 10% in 2018. No other distributor accounted for greater than 10% of our revenue for 2020, 2019 or 2018. One OEM for which we had direct sales to accounted for less than 10% of our revenue in 2020, 11% in 2019 and 11% in 2018. No other individual OEM for which we had direct sales to accounted for more than 10% of our revenue for 2020, 2019 or 2018.

Credit exposure related to NXP’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.

The Company is using outside suppliers or foundries for a portion of its manufacturing capacity.

We have operations in Europe and Asia subject to collective bargaining agreements which could pose a risk to the Company in the near term, but we do not expect that our operations will be disrupted if such is the case.

Accounting standards adopted in 2020
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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, the one step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The ASU became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 should be applied on a retrospective basis to all periods presented and is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. ASU 2018-14 became effective for us on December 15, 2020. The adoption of this ASU is reflective in Note-13 Post Retirement Benefit Plans. The adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Therefore, a customer in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. ASU 2018-15 also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement, and to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. ASU 2018-15 can be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods therein, with early adoption permitted. ASU 2018-15 became effective for us on January 1, 2020, and has been adopted prospectively. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

Note 3 – Acquisitions and Divestments

2020
There were no material acquisitions during 2020. On February 3, 2020, we completed the sale of the Company's Voice and Audio Solutions (VAS) assets, pursuant to the definitive agreement dated August 16, 2019 and which was previously classified as held for sale, with Shenzhen Goodix Technology Co., Ltd. ("Goodix") from China, for a net cash amount of $161 million inclusive of final working capital adjustments. This resulted in a gain of $110 million recorded in Other income (expense) on the Consolidated Statements of Operations.
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

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents combined consolidated results of operations for each of the fiscal years presented, as if Marvell’s Wireless WiFi Connectivity Business Unit, Bluetooth technology portfolio and related assets had been acquired as of January 1, 2018:

	2019	2018
Revenue	9,169	9,715
Net income (loss) attributable to stockholders	237	2,154
Net income (loss) per common share attributable to stockholders:
–Basic	0.84	6.61
–Diluted	0.83	6.55

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

2018
There were no material acquisitions during 2018. On July 10, 2018, NXP completed the sale of its 40% equity interest of Suzhou ASEN Semiconductors Co., Ltd. to J&R Holding Limited, receiving $127 million in cash proceeds. The net gain realized on the sale of $51 million is included in the Consolidated Statement of Operations in the line item “Results relating to equity-accounted investees”.

In June 2018, NXP completed the sale of 24% of its equity interest in WeEn to Tianjin Ruixin Semiconductor Industry Investment Centre LLP, receiving $32 million in cash proceeds. At December 31, 2018, due to the intended sale of the remaining interest in WeEn, NXP transferred the remaining holding to other current assets.

Note 4 – Assets Held for Sale
In the second quarter of 2019, NXP management, in reviewing its portfolio, concluded that certain activities (Voice and Audio Solutions (VAS)) no longer fit the NXP strategic portfolio and took actions that resulted in the assets meeting the held for sale criteria. On August 16, 2019, NXP reached a definitive agreement with Shenzhen Goodix Technology Co., Ltd. ("Goodix") from China, under which Goodix will acquire all of these assets for an amount of $165 million. On February 3, 2020, we completed the transaction. Refer to Note 3 Acquisitions and Divestments.

The VAS assets presentation as held for sale did not meet the criteria to be classified as a discontinued operation at December 31, 2019 primarily due to the disposal of this business not representing a strategic shift that would have a major effect on the Company’s operations and financial results.

The following table summarizes the carrying value of the VAS assets held for sale:

December 31, 2019
Inventories	8
Identified intangible assets, net	1
Goodwill	41
Assets held for sale	50

Note 5 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2020	2019	2018
Distributors	4,720	4,409	4,891
Original Equipment Manufacturers and Electronic Manufacturing Services	3,728	4,352	4,229
Other 1)	164	116	287
Total	8,612	8,877	9,407
1)Prior year information has been reclassified to align with NXP's current year presentation.

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2020	2019	2018
Depreciation of property, plant and equipment	547	518	478
Amortization of internal use software	6	8	8
Amortization of other identified intangible assets (*)	1,435	1,521	1,501
	1,988	2,047	1,987
(*)    For the period ending December 31, 2020, the amount includes an impairment relative to IPR&D acquired as part of the acquisition of Freescale for an amount of $36 million.

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

The following table presents the split of other income (expense):

	2020	2019	2018
Result from MSA and TSA arrangements	—	—	—
Other, net	114	25	2,001
Total	114	25	2,001

Financial income (expense)

	2020	2019	2018
Interest income	13	57	48
Interest expense	(362)	(370)	(273)
Total interest expense, net	(349)	(313)	(225)
Net gain (loss) on extinguishment of debt	(60)	(11)	(26)
Foreign exchange rate results	(16)	(15)	(14)
Miscellaneous financing income (expense) and other, net (*)	8	(11)	(70)
Total other financial income (expense)	(68)	(37)	(110)
Total	(417)	(350)	(335)
(*)    For the period ending December 31, 2018, the amount includes one-time charges ($60 million) on certain financial instruments for compensation related to an adjustment event required by the termination of the Qualcomm Purchase Agreement.

Balance Sheet Information

Cash and cash equivalents
At December 31, 2020 and December 31, 2019, our cash balance was $2,275 million and $1,045 million, respectively, of which $185 million and $188 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2020, $90 million dividend (2019: no dividend) was paid by SSMC.

Equity Investments
At December 31, 2020 and December 31, 2019, the total carrying value of investments in equity securities is summarized as follows:

	2020	2019
Marketable equity securities	19	1
Non-marketable equity securities	40	25
Equity-accounted investments	61	11
	120	37

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2020		2019
	Shareholding %	Amount	Shareholding %	Amount
Wise Road Industry Investment Fund I, L.P.	10.17%	29	—	—
Others	—	32	—	11
		61		11

Results related to equity-accounted investees at the end of each period were as follows:

	2020	2019	2018
Company’s share in income (loss)	(4)	(2)	7
Other results	—	3	52
	(4)	1	59

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

Note 6 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate. In the fourth quarter of 2020, we recognized $38 million of employee severance costs in our restructuring liabilities, which was primarily related to specific targeted actions. During 2019 and 2018, there were no new significant restructuring programs.

The following table presents the changes in the position of restructuring liabilities in 2020:

	Balance January 1, 2020	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2020
Restructuring liabilities	32	77	(36)	—	1	74
(1)    Other changes primarily related to translation differences and internal transfers.

The total restructuring liability as of December 31, 2020 of $74 million is classified in the Consolidated Balance Sheets under current liabilities ($60 million) and non-current liabilities ($14 million).

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

The total restructuring liability as of December 31, 2019 of $32 million is classified in the Consolidated Balance Sheets under current liabilities.

The utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

The components of restructuring charges recorded in 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Personnel lay-off costs	78	32	4
Other exit costs	—	—	2
Release of provisions/accruals	—	(4)	—
Net restructuring charges	78	28	6

The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2020	2019	2018
Cost of revenue	15	3	—
Research & development	39	16	—
Selling, general and administrative	24	9	7
Other (income) expense	—	—	(1)
Net restructuring charges	78	28	6

Note 7 - Income Taxes
In 2020, NXP generated income before income taxes of $1 million (2019: income of $291 million; 2018: income of $2,375 million). The components of income (loss) before income taxes are as follows:

	2020	2019	2018
Netherlands	447	429	2,570
Foreign	(446)	(138)	(195)
	1	291	2,375
The components of income tax benefit (expense) are as follows:

	2020	2019	2018
Current taxes:
Netherlands	(147)	(90)	(296)
Foreign	(119)	(105)	(91)
	(266)	(195)	(387)
Deferred taxes:
Netherlands	58	(28)	2
Foreign	291	203	209
	349	175	211
Total income tax benefit (expense)	83	(20)	(176)

A reconciliation of the statutory income tax rate in the Netherlands as a percentage of income (loss) before income taxes and the effective income tax rate is as follows:

	2020		2019		2018
	amount	%	amount	%	amount	%
Statutory income tax rate in the Netherlands	—	25.0	73	25.0	594	25.0

Rate differential between the local statutory rates and the statutory rate of the Netherlands	22	2,175.0	16	5.5	19	0.8
Net change in valuation allowance	35	3,500.0	59	20.2	10	0.4
Non-deductible expenses/losses	61	6,100.0	52	17.8	64	2.7
Netherlands tax incentives	(48)	(4,800.0)	(68)	(23.2)	(252)	(10.6)
Foreign tax incentives	(117)	(11,700.0)	(118)	(40.5)	(119)	(5.0)
Changes in estimates of prior years' income taxes	(13)	(1,300.0)	(3)	(1.2)	(83)	(3.5)
Sale of non-deductible goodwill	10	1,000.0	—	—	—	—
Withholding taxes	(31)	(3,100.0)	5	1.8	(12)	(0.6)
Other differences	(2)	(200.0)	4	1.5	(45)	(1.8)
Effective tax rate	(83)	(8,300.0)	20	6.9	176	7.4
.

We recorded an income tax benefit of $83 million in 2020, which reflects an effective tax rate of (8300.0)% compared to an expense of $20 million and an effective rate of 6.9% in 2019.The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance and non-deductible expenses, sale of non-deductible goodwill and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:
•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2020, the Netherlands tax incentives was lower than 2019 by $20 million, mainly due to the fact that NXP has a lower qualifying income. Note that for 2019, the Netherlands tax incentives was lower than 2018, mainly due to the fact that NXP had received a break-up fee from Qualcomm of $2 billion in 2018 which drove a higher income before tax in 2018.
•The increase in the valuation allowance is mostly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration. The difference in valuation allowance in 2020 as compared with 2019 is mainly due to the fact that there was less Netherlands related interest expense impacted by the interest limitation rules as a result of higher qualifying income mainly linked to the divestiture of the VAS business and the lower Netherlands tax incentives.

•The tax effect of the non-deductible goodwill of $10 million is linked to the divestiture of the VAS business in 2020.
•The difference of $36 million in the withholding tax benefit in 2020 as compared with 2019 is mainly due to changes in the applicable deferred tax liability rate regarding future remittances of the earnings of foreign subsidiaries and due to additional undistributed earnings being considered permanently reinvested.
•The change in estimates of prior years’ income taxes was higher in 2020 as compared to 2019, mostly relating to NXP USA ($20 million) primarily due to the early adoption of the U.S. regulations issued in Q3 2020. This was partly offset by other changes in estimates relating to multiple jurisdictions.
•The changes in estimates of prior years' income taxes was higher in 2018 comparing with 2019 as a result of the agreement NXP reached with the Dutch tax authorities relative to the application of the Dutch innovation box regime to the taxable income attributable to the Netherlands. This agreement is effective from January 1, 2017. As such, the Company was able to refine its estimate of the Dutch tax liability, recognizing an additional income tax benefit of $67 million in 2018.
•The higher other differences in 2018 relate primarily to a tax benefit on the liquidation of a former investment of $45 million.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $11 million in 2020 (2019: $12 million; 2018: $21 million). The benefit of this tax holiday on net income per share (diluted) was $0.04 in 2020 (2019: $0.04; 2018: $0.06).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2020	2019
Operating loss and tax credit carry forwards	480	499
Disallowed interest carry forwards	69	103
Other accrued liabilities	107	111
Pensions	121	95
Other non-current liabilities	58	53
Share-based compensation	13	15
Restructuring liabilities	15	5
Receivables	55	64
Inventories	8	4
Total Deferred Tax Assets	926	949
Valuation allowance	(227)	(190)
Total Deferred Tax Assets, net of valuation allowance	699	759

Identified intangible assets, net	(116)	(520)
Undistributed earnings of foreign subsidiaries	(54)	(99)
Property, plant and equipment, net	(15)	(34)
Goodwill	(66)	(43)
Other current and non-current assets	(56)	(52)
Total Deferred Tax Liabilities	(307)	(748)
Net Deferred Tax Position	392	11

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2020	2019
Deferred tax assets within other non-current assets	477	293
Deferred tax liabilities within non-current liabilities	(85)	(282)
	392	11

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance increased by $37 million during 2020 (2019: $45 million increase). Besides the net change in the valuation allowance of $35 million this mainly includes an increase of the valuation allowance due to a change in tax rates for $6 million and a decrease of the valuation allowance due to the expiration of tax attributes for $9 million.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2020, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2020 tax loss carryforwards of $737 million (inclusive of $162 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2020	2021	2022	2023	2024	2025	2026-2030	later	unlimited
Tax loss carryforwards	737	—	12	2	3	81	160	70	409
This overview is excluding disallowed interest carryforwards of $276 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $468 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2020	2021	2022	2023	2024	2025	2026-2030	later	unlimited
Tax credit carryforwards	468	1	11	10	11	18	71	294	52

The net income tax payable (excluding the liability for unrecognized tax benefits) as of December 31, 2020 amounted to $117 million (2019: net income tax receivable of $2 million) and includes amounts directly receivable from or payable to tax authorities.

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $54 million at December 31, 2020 (2019: $99 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. The Company considers $114 million of the undistributed earnings indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings the Company would be subject to tax of $11 million which is not recognized as deferred tax liability at December 31, 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2020	2019	2018
Balance as of January 1,	159	165	177
Translation differences	—	(1)	(4)
Lapse of statute of limitations	(4)	(3)	—
Increases from tax positions taken during prior periods	5	4	7
Decreases from tax positions taken during prior periods	—	(4)	(17)
Increases from tax positions taken during current period	7	7	7
Decreases relating to settlements with the tax authorities	(6)	(9)	(5)
Balance as of December 31,	161	159	165

Of the total unrecognized tax benefits at December 31, 2020, $140 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2020 amounted to a $4 million expense (2019: $3 million benefit; 2018: $3 million benefit). As of December 31, 2020 the Company has recognized a liability for related interest and penalties of $13 million (2019: $11 million; 2018: $14 million). It is reasonably possible that the total amount of unrecognized tax benefits may significantly increase/decrease within the next 12 months of the reporting date due to, for example, completion of tax examinations. It is estimated that this reasonably possible change will not be significant.

The Company files income tax returns in the Netherlands, the U.S.A. and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2017-2019), Germany (2017-2019), USA (2005-2019), China (2010-2019), Taiwan (2015-2019), Thailand (2015-2019), Malaysia (2011-2019) and India (2004, 2005, 2007-2019).

Note 8 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2020	2019
Accounts receivable from third parties	767	669
Allowance for credit loss	(2)	(2)
	765	667

The following table presents accounts receivable, net disaggregated by sales channel:

	2020	2019
Distributors	186	80
Original Equipment Manufacturers and Electronic Manufacturing Services	533	536
Other	46	51
	765	667

Note 9 - Inventories, net
Inventories are summarized as follows:

	2020	2019
Raw materials	66	52
Work in process	786	894
Finished goods	178	246
	1,030	1,192
The portion of finished goods stored at customer locations under consignment amounted to $31 million as of December 31, 2020 (2019: $41 million).

The amounts recorded above are net of an allowance for obsolescence of $122 million as of December 31, 2020 (2019: $114 million).

Note 10 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2020	2019
Land		165	164
Buildings	9 to 50	1,425	1,359
Machinery and installations	2 to 10	3,970	3,749
Other Equipment	1 to 5	751	665
Prepayments and construction in progress		210	253
		6,521	6,190
Less accumulated depreciation		(4,237)	(3,742)
Property, plant and equipment, net of accumulated depreciation		2,284	2,448

Note 11 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2019
Cost	9,183
Accumulated amortization/impairment	(4,716)
Book value	4,467
Changes in book value:
Acquisitions/additions	683
Transfer to assets held for sale	(1)
Amortization	(1,529)
Total changes	(847)
Balance as of December 31, 2019
Cost	9,384
Accumulated amortization/impairment	(5,764)
Book value	3,620
Changes in book value:
Acquisitions/additions	63
Transfer to assets held for sale	—
Amortization	(1,398)
Impairment	(43)
Translation differences	—
Total changes	(1,378)
Balance as of December 31, 2020
Cost	9,249
Accumulated amortization/impairment	(7,007)
Book value	2,242

Identified intangible assets as of December 31, 2020 and 2019 respectively were composed of the following:

	December 31, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	147	—	272	—
Marketing-related	81	(81)	81	(67)
Customer-related	957	(381)	968	(340)
Technology-based	8,064	(6,545)	8,063	(5,357)
Identified intangible assets	9,249	(7,007)	9,384	(5,764)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2021	675
2022	572
2023	340
2024	157
2025	106
Thereafter	392
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of December 31, 2020.

Note 12 - Goodwill
The changes in goodwill in 2020 and 2019 were as follows:

	2020	2019
Balances as of January 1
Cost	10,063	8,971
Accumulated impairment	(114)	(114)
Book value	9,949	8,857
Changes in book value:
Acquisitions	3	1,138
Transfer to assets held for sale	—	(41)
Translation differences	32	(5)
Total changes	35	1,092
Balances as of December 31
Cost - Balance	10,098	10,063
Accumulated impairment - Balance	(114)	(114)
Book value - Balance	9,984	9,949
No goodwill impairment charges were required to be recognized in 2020 or 2019.

The fair value of the reporting unit substantially exceeds the carrying value of the reporting unit.
See Note 3, “Acquisitions and Divestments”.

Note 13 - Postretirement Benefit Plans

Pensions
Our employees participate in employee pension plans in accordance with the legal requirements, customs and the local situation in the respective countries. These are defined-benefit pension plans, defined-contribution plans and multi-employer plans.

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,390 companies and 626,000 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will increase from 26.41% (2020) to 27.59% (2021).

PME multi-employer plan	2020	2019	2018
NXP’s contributions to the plan	33	31	34
(including employees’ contributions)	4	4	4
Average number of NXP’s active employees participating in the plan	2,048	2,129	2,183
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2020 was $103 million (2019: $98 million; 2018: $105 million) of which $47 million (2019: $47 million; 2018: $49 million) represents defined-contribution plans and $29 million (2019: $27 million; 2018: $30 million) represents the PME multi-employer plans.

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

The total ongoing cost of defined-benefit plans amounted to $27 million in 2020 (2019: a cost of $24 million; 2018: a cost of $26 million).

The table below provides a summary of the changes in the pension benefit obligations and defined-benefit pension plan assets for 2020 and 2019, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the Consolidated Balance Sheets.

	2020	2019
Projected benefit obligation
Projected benefit obligation at beginning of year	665	617
Service cost	17	14
Interest cost	7	12
Actuarial (gains) and losses	65	50
Curtailments and settlements	—	—
Benefits paid	(22)	(23)
Exchange rate differences	58	(5)
Projected benefit obligation at end of year	790	665
Plan assets
Fair value of plan assets at beginning of year	203	201
Actual return on plan assets	5	5
Employer contributions	22	22
Curtailments and settlements	—	—
Benefits paid	(22)	(23)
Exchange rate differences	16	(2)
Fair value of plan assets at end of year	224	203
Funded status	(566)	(462)
Classification of the funded status is as follows
– Accrued pension cost within other non-current liabilities	(554)	(452)
– Accrued pension cost within accrued liabilities	(12)	(10)
Total	(566)	(462)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	755	621
Plans with assets less than accumulated benefit obligation (including unfunded plans)
– Fair value of plan assets	220	198
– Accumulated benefit obligations	750	617
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	140	94
– Net actuarial loss (gain)	58	47
– Exchange rate differences	16	(1)
Total AOCI at end of year	214	140

The net amount of projected benefit obligation and plan assets for all underfunded (including unfunded) pension plans was $566 million and $462 million at December 31, 2020 and 2019, respectively, and was classified as liabilities in the Consolidated Balance Sheets.

For the year ended December 31, 2020, actuarial losses were primarily related to decreases in discount rates of approximately 40 basis points on a weighted basis and updates to mortality table benchmarks in various countries. For the year ended December 31, 2019, actuarial losses were primarily related to decreases in discount rates of approximately 80 basis points.

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2020	2019
Discount rate	0.8%	1.2%
Rate of compensation increase	1.6%	1.5%
The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2020	2019	2018
Discount rate	1.2%	2.0%	1.9%
Expected returns on plan assets	2.6%	2.7%	3.0%
Rate of compensation increase	1.5%	1.8%	1.8%

For the Company’s major plans, the discount rate used is based on high quality corporate bonds (iBoxx Corporate Euro AA 10+).

Plans in certain Asian countries without a deep corporate bond market use a discount rate based on the local sovereign rate and the plans maturity (Bloomberg Government Bond Yields).

Expected returns per asset class are based on the assumption that asset valuations tend to return to their respective long-term equilibria. The Expected Return on Assets for any funded plan equals the average of the expected returns per asset class weighted by their portfolio weights in accordance with the fund’s strategic asset allocation.

The components of net periodic pension costs were as follows:

	2020	2019	2018
Service cost	17	14	16
Interest cost on the projected benefit obligation	7	12	12
Expected return on plan assets	(5)	(6)	(6)
Amortization of net (gain) loss	8	4	4
Curtailments & settlements	—	—	—
Net periodic cost	27	24	26

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the Consolidated Statements of Operations.

Plan assets
The actual pension plan asset allocation at December 31, 2020 and 2019 is as follows:

	2020	2019
Asset category:
Equity securities	34%	31%
Debt securities	39%	43%
Insurance contracts	7%	7%
Other	20%	19%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $224 million include $195 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2020			2019
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	71	—	—	59	—
Debt securities	8	62	—	11	62	—
Insurance contracts	—	15	—	—	14	—
Other	—	21	18	2	18	14
	8	169	18	13	153	14

The Company currently expects to make $9 million of employer contributions to defined-benefit pension plans and $10 million of expected cash payments in relation to unfunded pension plans in 2021.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2021	24
2022	24
2023	26
2024	28
2025	28
Years 2026-2030	170

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the US which are accounted for as defined-benefit plans.

The accumulated postretirement benefit obligation at the end of 2020 equals $6 million (2019: $9 million).

Note 14 - Debt

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2020 and 2019:

	2020			2019
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 4.125% senior unsecured notes	Jun, 2021	—	4.125	1,350	4.125
Fixed-rate 4.625% senior unsecured notes	Jun, 2022	—	4.625	400	4.625
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	—	—
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	—	—
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		7,650		7,400
Unamortized discounts, premiums and debt issuance costs		(41)		(35)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		7,609		7,365
Current portion of long-term debt		—		—
Long-term debt		7,609		7,365

	Range of interest rates	Average rate of interest	Principal amount outstanding 2020	Due in 2021	Due after 2021	Due after 2025	Average remaining term (in years)	Principal amount outstanding 2019
USD notes	2.7%-5.6%	4.2%	7,650	—	7,650	4,250	5.3	7,400
Revolving Credit Facility (1)	—%	—%	—	—	—	—	—	—
Bank borrowings	—%	—%	—	—	—	—	—	—
		4.2%	7,650	—	7,650	4,250	5.3	7,400
(1)We do not have any borrowings under the $1,500 million Revolving Credit Facility as of December 31, 2020 and 2019.

As of December 31, 2020, the following principal amounts of long-term debt are due in the next 5 years:

2021	—
2022	1,000
2023	900
2024	1,000
2025	500
Due after 5 years	4,250
7,650

As of December 31, 2020, the book value of our outstanding long-term debt was $7,650 million, less debt issuance costs of $33 million and original issuance/debt discount of $8 million.

As of December 31, 2020, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 5.3 years.

Accrued interest as of December 31, 2020 is $57 million (December 31, 2019: $52 million).

2020 Financing Activities

2025, 2027 and 2030 Senior Unsecured Notes
On May 1, 2020, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $500 million of 2.7% Senior Unsecured Notes due 2025, $500 million of 3.15% Senior Unsecured Notes due 2027 and $1 billion of 3.4% Senior Unsecured Notes due 2030. NXP used the net proceeds of the offering of these notes to repay in full on September 28, 2020, the $1,350 million aggregate principal amount of outstanding 4.125% Senior Notes due 2021 and the $400 million aggregate principal amount of outstanding 4.625% Senior Notes due 2022.

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
No portion of long-term and short-term debt as of December 31, 2020 and December 31, 2019 has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2020.

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

In separate transactions, NXP also sold warrants to various parties for the purchase of up to 11.18 million shares of NXP’s common stock at an initial strike price of $133.32 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expired on various dates ranging from March 2, 2020 to May 26, 2020. During the full period the NXP share price was below the conversion price of the warrants, and as such, none of the warrants have been converted. The Warrants are included in diluted earnings per share to the extent the impact is dilutive. As of December 31, 2020, the Warrants were not dilutive.

Note 15 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 30 years (land leases 48 to 90 years), some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2020, assets recorded under finance leases amounted to $82 million and accumulated depreciation associated with finance leases was $12 million (2019: $82 million and $9 million, respectively). Finance lease liabilities amounted to $24 million as of December 31, 2020 (December 31, 2019: $25 million).

The components of operating lease expense were as follows

	2020	2019

Operating lease cost	65	59

Other information related to operating leases was as follows:

Supplemental cash flows information:
Operating cash flows from operating leases	63	53

Right-of-use assets obtained in exchange for lease obligations 1)	50	279
1) $188 million recorded on January 1, 2019 in accordance with the adoption of ASC 842.

Weighted average remaining lease term	6 years	6 years
Weighted average discount rate:	3%	3%

Future minimum lease payments for operating leases as of December 31, 2020 were as follows:

As of
December 31, 2020

2021	64
2022	50
2023	44
2024	28
2025	23
Thereafter	47
Total future minimum lease payments	256
Less: imputed interest	(19)
Total	237
Rent expense amounted to $9 million in 2020 compared to $12 million in 2019 (containing as from 2019 only services related to leased assets as well as short-term leases) and $57 million in 2018 (containing all leases of land and buildings and other equipment as well as related services).

Lease liabilities related to operating leases are split between current and non-current:

	As of December 31,
	2020	2019

Other current liabilities	60	62
Other non-current liabilities	177	176
Total	237	238

Operating lease right-of-use assets are $223 million as of December 31, 2020 (December 31, 2019: $226 million) and are included in other non-current assets in the consolidated balance sheet.

Note 16 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2020, the Company had purchase commitments of $372 million, which are due through 2044.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $17 million accrued for potential and current legal proceedings pending as of December 31, 2020, compared to $44 million accrued at December 31, 2019 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of December 31, 2020, the Company’s balance related to insurance reimbursements was $8 million (December 31, 2019: $25 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at December 31, 2020, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 million and $23 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $15 million.
In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 18 individuals. The Motorola suits allege exposures between 1981 and 2006. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

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

As of December 31, 2020, we have recorded $87 million for environmental remediation costs, which are primarily included in other non-current liabilities in the accompanying Consolidated Balance Sheets. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 17 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2020 consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

In October 2018, the board of directors of NXP, as authorized by the annual general meeting of shareholders ("AGM"), approved the repurchase of shares as long as the total number of shares held by NXP in treasury does not exceed 20% (approximately 69 million shares) of the number of shares issued. During the fiscal year-ended December 31, 2019, NXP repurchased 15.9 million shares, for a total of approximately $1.4 billion, and during the year-ended December 31, 2020, NXP repurchased 4.8 million shares, for a total of approximately $0.6 billion. As approved by the board of directors, on November 27, 2019, NXP cancelled some 13.2 million shares and on December 15, 2020, NXP cancelled 26 million shares. As a result, the number of issued NXP shares as per December 31, 2019 is 315,519,638 shares and as per December 31, 2020, the Company has issued and paid up 289,519,638 shares of common stock each having a par value of €0.20 or a nominal stock capital of €58 million (2019: €63 million).

Cash dividends
The following dividends were declared in 2020, 2019 and 2018 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	2020	2019	2018
Dividends declared (in millions)	420	351	147
Dividends declared (per share)	1.50	1.25	0.50

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

The following transactions took place resulting from employee option and share plans:

	2020	2019	2018
Total shares in treasury at beginning of year	34,082,242	35,913,021	3,078,470
Total cost	3,037	3,238	342
Shares acquired under repurchase program	4,828,913	15,865,718	54,376,181
Average price in $ per share	129.7	90.94	92.07
Amount paid	627	1,443	5,006
Shares delivered	3,866,203	4,513,416	4,241,487
Average price in $ per share	94.26	93.55	107.75
Amount received	71	84	39
Shares retired	26,000,000	13,183,081	17,300,143
Total shares in treasury at end of year	9,044,952	34,082,242	35,913,021
Total cost	1,037	3,037	3,238

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The computation of earnings per share (EPS) is presented in the following table:

	2020	2019	2018
Net income (loss)	80	272	2,258
Less: Net income (loss) attributable to non-controlling interests	28	29	50
Net income (loss) attributable to stockholders	52	243	2,208

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	279,763	282,056	325,781
Plus incremental shares from assumed conversion of:
Options 1)	526	776	1,145
Restricted Share Units, Performance Share Units and Equity Rights 2)	3,520	3,079	1,680
Dilutive potential common share	4,046	3,855	2,825
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	283,809	285,911	328,606

EPS attributable to stockholders in $:
Basic net income (loss)	0.19	0.86	6.78
Diluted net income (loss)	0.18	0.85	6.72
1)No stock options to purchase shares of NXP’s common stock that were outstanding in 2020 (2019: 0.1 million shares; 2018: 0.1 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)Unvested RSU’s, PSU’s and equity rights of 0.6 million shares that were outstanding in 2020 (2019: 0.7 million shares; 2018: 0.9 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSU’s, PSU’s and equity rights or the performance goal has not been met.

Note 18 - Share-based Compensation
Share-based compensation expense is included in the following line items in our statement of operations:

	2020	2019	2018
Cost of revenue	45	42	40
Research and development	159	141	133
Selling, general and administrative	180	163	141
	384	346	314
The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $32 million (includes $10 million of excess tax benefits), $27 million (includes $3 million of excess tax benefits) and $27 million (includes $4 million of excess tax benefits) for the years ended December 31, 2020, 2019 and 2018, respectively.

Long Term Incentive Plans (LTIP’s)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. On October 27, 2020, the Company granted PSU awards to certain executives of the Company with a performance measure of Relative Total Shareholder Return (“Relative TSR”). Each PSU, which cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 2 common shares for each of the target units awarded based on the Relative TSR of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the PSUs using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology. The grant date fair value was $167.64 per PSU. The fair value of the PSUs is recognized as compensation cost over the service period of 3 years. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2020 was 26.1 million.

A charge of $376 million was recorded in 2020 for the LTIP (2019: $339 million; 2018: $307 million).

A summary of the activity for our LTIP’s during 2020 is presented below.

Stock options
The options have a strike price equal to the closing share price on the grant date. The fair value of the options has been calculated using the Black-Scholes formula, using the following assumptions:
•an expected life varying from 5.98 to 6.25 years, calculated in accordance with the guidance provided in SEC Staff bulletin No. 110 for plain vanilla options using the simplified method, since our equity shares have been publicly traded for only a limited period of time and we did not have sufficient historical exercise data at the grant date of the options;
•a risk-free interest rate varying from 1.2% to 1.9% (2019: 1.0% to 1.9%; 2018: 0.8% to 2.1%);
•no expected dividend payments; and
•a volatility of 42 – 45% based on the volatility of a set of peer companies. Peer company data was used given the short period of time our shares had been publicly traded.

Above assumptions were valid at the moment NXP granted the options. Changes in the assumptions can materially affect the fair value estimate.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2020	1,202,909	52.08
Granted	—	—
Exercised	547,174	47.77
Forfeited	11,401	35.53
Outstanding at December 31, 2020	644,334	56.03	3.46	66
Exercisable at December 31, 2020	644,334	56.03	3.46	66
No options were granted in 2020, 2019 and 2018.

The intrinsic value of the exercised options was $45 million (2019: $48 million; 2018: $59 million), whereas the amount received by NXP was $26 million (2019: $45 million; 2018: $30 million). The tax benefit realized from stock options exercised during fiscal 2020, 2019, and 2018 was $33 million, $31 million, and $34 million, respectively.

At December 31, 2020, there were no (2019: none) unrecognized compensation cost related to non-vested stock options.

Performance share units

Financial performance conditions

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2020	195,098	75.60
Granted	—	—
Vested	—	—
Forfeited	195,098	75.60
Outstanding at December 31, 2020	—	—

Market performance conditions

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2020	1,844,187	125.61
Granted	335,567	164.92
Vested	—	—
Forfeited	48,060	125.28
Outstanding at December 31, 2020	2,131,694	131.81

In 2020, the weighted average grant date fair value of performance share units granted was $164.92 (2019: $141.64; 2018: $121.18).

No performance share units vested in 2020 (the fair value of the performance share units at the time of vesting in 2019: none ; 2018: $6 million).

At December 31, 2020, there was a total of $89 million (2019: $135 million; 2018: $143 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 2.0 years (2019: 2.0 years; 2018: 2.6 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2020	6,006,591	102.20
Granted	2,616,364	129.05
Vested	2,863,408	102.73
Forfeited	366,861	103.86
Outstanding at December 31, 2020	5,392,686	114.83
The weighted average grant date fair value of restricted share units granted in 2020 was $129.05 (2019: $111.62; 2018: $84.77). The fair value of the restricted share units at the time of vesting was $372 million (2019: $325 million; 2018: $263 million).

At December 31, 2020, there was a total of $502 million (2019: $501 million; 2018: $484 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.5 years (2019: 1.5 years; 2018: 1.5 years).

Note 19 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2018	218	(3)	(92)	123
Other comprehensive income (loss) before reclassifications	(15)	(6)	(54)	(75)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	13	—	13
Income tax effects	—	(2)	16	14
Other comprehensive income (loss)	(15)	5	(38)	(48)
As of December 31, 2019	203	2	(130)	75
Other comprehensive income (loss) before reclassifications	78	15	(63)	30
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	—	(4)
Income tax effects	—	(2)	18	16
Other comprehensive income (loss)	78	9	(45)	42
As of December 31, 2020	281	11	(175)	117

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

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2020	2019	2018
Revenue and other income	54	82	133
Purchase of goods and services	36	64	106

The following table presents the amounts related to receivable and payable balances with these related parties:

	2020	2019
Receivables	3	21
Payables	7	9

Note 21 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	December 31, 2020	December 31, 2019
Assets:
Money market funds	1	1,469	6
Marketable equity securities	1	19	1
Derivative instruments-assets	2	18	10

Liabilities:
Derivative instruments-liabilities	2	—	(1)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis
Investments in money market funds (as part of our cash and cash equivalents) and marketable equity securities (as part of other non-current assets) have fair value measurements which are all based on quoted prices in active markets for identical assets or liabilities. For derivatives (as part of other current assets or accrued liabilities) the fair value is based upon significant other observable inputs depending on the nature of the derivative.

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
As of December 31, 2020, the estimated fair value of debt, including the current portion, was $8.6 billion ($7.9 billion as of December 31, 2019). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

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

Revenue attributed to geographic areas is based on the customer’s shipped-to location. Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

Geographical Information

	Revenue			Property, plant and equipment, net
	2020	2019	2018	2020	2019	2018
China	3,324	3,147	3,430	257	265	287
Netherlands	222	275	349	212	221	214
United States	750	840	919	766	845	782
Singapore	1,064	1,006	1,220	304	321	298
Germany	483	526	531	51	52	55
Japan	647	780	735	—	—	—
South Korea	327	327	357	—	—	—
Malaysia	95	120	112	288	337	373
Other countries	1,700	1,856	1,754	406	407	427
	8,612	8,877	9,407	2,284	2,448	2,436

Supplementary Financial Data (unaudited)
NXP Semiconductors N.V.
Financial Information by Quarter (unaudited)

(In millions, except per share amounts)	2020 for Quarter Ended
	December 31	September 27	June 28	March 29
Revenue	2,507	2,267	1,817	2,021
Gross profit	1,288	1,090	860	997
Net income (loss) attributable to shareholders	309	(22)	(214)	(21)
Earnings per share - Basic	1.10	(0.08)	(0.77)	(0.08)
Earnings per share - Diluted	1.08	(0.08)	(0.77)	(0.08)
Dividends per share of common stock:
- Declared	0.375	0.375	0.375	0.375
- Paid	0.375	0.375	0.375	0.375

(In millions, except per share amounts)	2019 for Quarter Ended
	December 31	September 29	June 30	March 31
Revenue	2,301	2,265	2,217	2,094
Gross profit	1,209	1,186	1,151	1,072
Net income (loss) attributable to shareholders	114	109	41	(21)
Earnings per share - Basic	0.41	0.39	0.15	(0.07)
Earnings per share - Diluted	0.40	0.38	0.14	(0.07)
Dividends per share of common stock:
- Declared	0.375	0.375	0.25	0.25
- Paid	0.375	0.25	0.25	0.25

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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

The Company’s independent registered public accounting firm, Ernst & Young Accountants LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers appears under the captions "Board of Directors" and "Executive Officers," respectively, in Part I, Item 1 of this report.

Information regarding certain corporate governance and other matters appearing under the captions "Corporate Governance," "How our Board Governs and Is Governed" and "Item 3: (Re-)appointment of Directors," in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders, are incorporated herein by reference.

The Rules Governing the Board adopted by our Board of Directors, as well as the charters of each of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee and the Code of Ethics are posted on the "Investors—Corporate Governance" section of our website at www.nxp.com.

Item 11. Executive Compensation
The sections entitled “Executive Compensation” and “Non-Employee Director Compensation” in our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions "Certain Relationships and Related Party Transactions," "Item 3: (Re-)appointment of Directors" and "How our Board Governs and Is Governed" in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees” and "Audit Committee Pre-Approval Policies" in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, are incorporated herein by reference.

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

3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

4.1*	Description of the Company’s securities

4.2
Senior Indenture dated as of May 23, 2016, between NXP B.V. and NXP Funding LLC as Issuers, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 2 of the Form 6-K of NXP Semiconductors N.V. filed on August 2, 2016)

4.3
Senior Indenture dated as of August 11, 2016, among NXP B.V. and NXP Funding LLC as Issuers, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4.21 of the Form 20-F of NXP Semiconductors N.V. filed on March 3, 2017)

4.4
Senior Indenture dated as of December 6, 2018, among NXP B.V., NXP Funding LLC, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as trustee (incorporated by reference to Exhibit 4.13 of the Form 20-F of NXP Semiconductors N.V. filed on March 1, 2019)

4.5
Senior Indenture dated as of June 18, 2019, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

4.6
Senior Indenture, dated as of May 1, 2020, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 1, 2020)

4.7*
Registration Rights Agreement, dated December 6, 2018, among NXP B.V. and NXP Funding LLC as Issuers, NXP Semiconductors N.V., NXP Semiconductors Netherlands B.V. and NXP USA, Inc. as Guarantors and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers

4.8*
Registration Rights Agreement, dated June 18, 2019, among NXP B.V., NXP Semiconductors N.V., NXP Funding LLC and NXP USA, Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC as Representatives of the Initial Purchasers

4.9
Registration Rights Agreement, dated May 1, 2020, among NXP B.V., NXP Semiconductors N.V., NXP Funding LLC and NXP USA, Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 1, 2020)

10.1
Intellectual Property Transfer and License Agreement dated as of September 28, 2006 between Koninklijke Philips Electronics N.V. and NXP B.V. (incorporated by reference to Exhibit 10.1 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.2
Intellectual Property Transfer and License Agreement dated as of November 16, 2009 among NXP B.V., Virage Logic Corporation and VL C.V. (incorporated by reference to Exhibit 10.2 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.3
Shareholders’ agreement dated as of March 30, 1999, as amended among EBD Investments Pte. Ltd., Koninklijke Philips Electronics N.V. and Taiwan Semiconductor Manufacturing Company Ltd. (incorporated by reference to Exhibit 10.4 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.4
Lease Agreement dated as of December 23, 2004 between Jurong Town Corporation and Systems on Silicon Manufacturing Company Pte. Ltd. for the property at No. 70 Pasir Ris Drive 1, Singapore (incorporated by reference to Exhibit 10.8 of the Amendment No. 2 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 10, 2010 (File No. 333-166128))

10.5+
Long Term Incentive Plan 2012/3 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan, Restricted Stock Unit Plan and Share Plan (incorporated by reference to Exhibit 10.23 of the Form 20-F of NXP Semiconductors N.V. filed on March 1, 2013). Long Term Incentive Plan 2013/4 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan and Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on February 28, 2014). Long Term Incentive Plan 2014/5 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan, the Restricted Stock Unit Plan and the Keep Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on March 6, 2015). Long Term Incentive Plan 2015/6 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan and the Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on February 26, 2016). Long Term Incentive Plan 2016/17 Terms and Conditions with regard to the Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on March 3, 2017). Long Term Incentive Plan 2017/18 Terms and Conditions with regard to the Restricted Stock Unit Plan (incorporated by reference to Exhibit 4.6 of the Form S-8 of NXP Semiconductors N.V. filed on October 25, 2017 (File No. 333-221118)). Long Term Incentive Plan 2018/19 Terms and Conditions with regard to the Performance Stock Units Plan (incorporated by reference to Exhibit 4.11 of the Form S-8 of NXP Semiconductors N.V. filed on September 14, 2018 (File No. 333-227332)). Long Term Incentive Plan 2018/19 Terms and Conditions with regard to the Restricted Stock Units Plan (incorporated by reference to Exhibit 4.12 of the Form S-8 of NXP Semiconductors N.V. filed on September 14, 2018 (File No. 333-227332))

10.6+	NXP Semiconductors N.V. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of the Form S-8 of NXP Semiconductors N.V. filed on September 10, 2019 (File No. 333-233694))

10.7+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.8+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.9+	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.10+
Employment Agreement between NXP B.V. and Mr. R.L. Clemmer dated July 17, 2009, and amendments dated October 16, 2013 and November 28, 2018 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.11+
Employment Letter between NXP USA, Inc. and Peter Kelly dated August 17, 2018 and Employment Agreement between NXP Semiconductors N.V. and Mr. P Kelly effective June 19, 2012 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.12+	Form of 2015/2016 MT Grant Letter (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.13+	Form of 2018 MT Annual Grant Letter (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.14+	Summary of MT Change of Control Severance Arrangement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.15+
Summary of MT Death Benefit Arrangement related to Equity Awards (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.16
Revolving Credit Agreement dated as of June 11, 2019, among NXP B.V. and NXP Funding LLC, the financial institutions from time to time party thereto, Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 2 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.17
Guaranty, dated as of June 11, 2019, made by NXP Semiconductors N.V. and NXP USA, Inc. and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 3 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.18+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.19+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.20+
Agreement dated March 5, 2020 between NXP USA, Inc. and Richard L. Clemmer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.21+
Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.22+
Employment Agreement dated March 18, 2013 between NXP Semiconductors N.V. and Steve Owen (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.23
Purchase Agreement, dated April 29, 2020, among the Issuers, the Company and Goldman Sachs & Co. LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as Initial Purchasers. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 1, 2020)

10.24+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on October 27, 2020)

10.25*+	Form of Performance Restricted Stock Unit Award Agreement

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of KPMG Accountants N.V.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2021
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 25, 2021.

/s/KURT SIEVERS	/s/PETER KELLY
Kurt Sievers	Peter Kelly
Executive Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)

/s/SIR PETER BONFIELD	/s/KENNETH A. GOLDMAN
Sir Peter Bonfield	Kenneth A. Goldman
Non-executive Director and Chairman of the Board	Non-executive Director

/s/JOSEF KAESER	/s/LENA OLVING
Josef Kaeser	Lena Olving
Non-executive Director	Non-executive Director

/s/PETER SMITHAM	/s/JULIE SOUTHERN
Peter Smitham	Julie Southern
Non-executive Director	Non-executive Director

/s/JASMIN STAIBLIN	/s/GREGORY L. SUMME
Jasmin Staiblin	Gregory L. Summe
Non-executive Director	Non-executive Director

/s/KARL-HENRIK SUNDSTRÖM
Karl-Henrik Sundström
Non-executive Director