Form 10-Q
period 2021-04-04
NXP Semiconductors N.V.
filed 2021-04-27
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
or
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
Yes  ☐    No  ☒

As of April 23, 2021, there were 275,750,318 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended April 4, 2021

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	April 4, 2021	March 29, 2020
Revenue	2,567	2,021
Cost of revenue	(1,212)	(1,024)
Gross profit	1,355	997
Research and development	(461)	(425)
Selling, general and administrative	(222)	(233)
Amortization of acquisition-related intangible assets	(180)	(381)
Total operating expenses	(863)	(1,039)
Other income (expense)	—	110
Operating income (loss)	492	68
Financial income (expense):
Other financial income (expense)	(87)	(78)
Income (loss) before income taxes	405	(10)
Benefit (provision) for income taxes	(40)	(2)
Results relating to equity-accounted investees	(1)	(1)
Net income (loss)	364	(13)
Less: Net income (loss) attributable to non-controlling interests	11	8
Net income (loss) attributable to stockholders	353	(21)

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	1.27	(0.08)
Diluted	1.25	(0.08)

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	277,526	279,933
Diluted	283,263	279,933

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	April 4, 2021	March 29, 2020
Net income (loss)	364	(13)
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(14)	(10)
Change in foreign currency translation adjustment	(42)	(49)
Change in net actuarial gain (loss)	—	(2)
Total other comprehensive income (loss)	(56)	(61)
Total comprehensive income (loss)	308	(74)
Less: Comprehensive income (loss) attributable to non-controlling interests	11	8
Total comprehensive income (loss) attributable to stockholders	297	(82)

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	April 4, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	1,842	2,275
Accounts receivable, net	833	765
Inventories, net	1,056	1,030
Other current assets	293	254
Total current assets	4,024	4,324
Non-current assets:
Other non-current assets	1,039	1,013
Property, plant and equipment, net of accumulated depreciation of $4,344 and $4,237	2,304	2,284
Identified intangible assets, net of accumulated amortization of $7,118 and $7,007	2,057	2,242
Goodwill	9,968	9,984
Total non-current assets	15,368	15,523
Total assets	19,392	19,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,033	991
Restructuring liabilities-current	42	60
Other current liabilities	1,190	966
Total current liabilities	2,265	2,017
Non-current liabilities:
Long-term debt	7,611	7,609
Restructuring liabilities	14	14
Deferred tax liabilities	85	85
Other non-current liabilities	896	971
Total non-current liabilities	8,606	8,679
Total liabilities	10,871	10,696
Equity:
Non-controlling interests	218	207

Stockholders’ equity:
Common stock, par value €0.20 per share:	59	59
Capital in excess of par value	14,224	14,133
Treasury shares, at cost:
13,770,785 shares (2020: 9,044,952 shares)	(1,905)	(1,037)
Accumulated other comprehensive income (loss)	61	117
Accumulated deficit	(4,136)	(4,328)
Total stockholders’ equity	8,303	8,944
Total equity	8,521	9,151
Total liabilities and equity	19,392	19,847

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities:
Net income (loss)	364	(13)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	341	540
Share-based compensation	91	107
Amortization of debt issuance costs	2	1
Net (gain) loss on sale of assets	—	(110)
(Gain) loss on equity security, net	(3)	—
Results relating to equity-accounted investees	1	1
Deferred tax expense (benefit)	12	(75)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(95)	27
(Increase) decrease in inventories	(26)	(35)
Increase (decrease) in accounts payable and other liabilities	51	64
Decrease (increase) in other non-current assets	(8)	4
Exchange differences	(1)	(4)
Other items	3	5
Net cash provided by (used for) operating activities	732	512
Cash flows from investing activities:
Purchase of identified intangible assets	(37)	(45)
Capital expenditures on property, plant and equipment	(150)	(143)
Purchase of interests in businesses, net of cash acquired	—	(10)
Proceeds from sale of interests in businesses, net of cash divested	—	161
Purchase of investments	(2)	—
Proceeds from sale of investments	8	—
Net cash provided by (used for) investing activities	(181)	(37)
Cash flows from financing activities:
Dividends paid to common stockholders	(105)	(105)
Proceeds from issuance of common stock through stock plans	31	29
Purchase of treasury shares and restricted stock unit withholdings	(905)	(355)
Net cash provided by (used for) financing activities	(979)	(431)
Effect of changes in exchange rates on cash positions	(5)	(10)
Increase (decrease) in cash and cash equivalents	(433)	34
Cash and cash equivalents at beginning of period	2,275	1,045
Cash and cash equivalents at end of period	1,842	1,079

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	56	53
Income taxes, net of refunds	40	39
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	—	161
Book value of these assets	—	(51)
Non-cash investing activities:
Non-cash capital expenditures	121	78

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
Net income (loss)						353	353	11	364
Other comprehensive income					(56)		(56)		(56)
Share-based compensation plans			91				91		91
Shares issued pursuant to stock awards	361			37		(6)	31		31
Treasury shares repurchased and retired	(5,087)			(905)			(905)		(905)
Dividends common stock ($0.5625 per share)						(155)	(155)		(155)
Balance as of April 4, 2021	275,749	59	14,224	(1,905)	61	(4,136)	8,303	218	8,521

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655
Net income (loss)						(21)	(21)	8	(13)
Other comprehensive income					(61)		(61)		(61)
Share-based compensation plans			108				108		108
Shares issued pursuant to stock awards	497			47		(18)	29		29
Treasury shares repurchased and retired	(2,933)			(355)			(355)		(355)
Expiration of stock purchase warrants			(56)			56	—		—
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of March 29, 2020	279,001	64	15,236	(3,345)	14	(2,933)	9,036	222	9,258

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2020.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
Except for the changes below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2 Significant Accounting Policies in our Annual Report, 10-K for the year ended December 31, 2020. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Accounting standards recently adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 modifies ASC 740 to simplify the accounting for income taxes, removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application. ASU 2019-12 became effective for us on January 1, 2021. We have assessed our current positions and the interrelation to the amendments and the adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2021
There were no material acquisitions or divestments during the first three months of 2021.

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

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	April 4, 2021	March 29, 2020
Distributors	1,468	984
Original Equipment Manufacturers and Electronic Manufacturing Services	1,064	1,000
Other	35	37
Total	2,567	2,021

Depreciation, amortization and impairment

	For the three months ended
	April 4, 2021	March 29, 2020
Depreciation of property, plant and equipment	132	133
Amortization of internal use software	2	2
Amortization of other identified intangible assets 1)	207	405
Total - Depreciation, amortization and impairment	341	540
1) For the three month period ending April 4, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million.

Other income (expense)

Income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	For the three months ended
	April 4, 2021	March 29, 2020
Result from MSA and TSA arrangements	(1)	—
Other, net	1	110
Total - Other income (expense)	—	110

Financial income and expense

	For the three months ended
	April 4, 2021	March 29, 2020
Interest income	1	4
Interest expense	(87)	(82)
Total interest expense, net	(86)	(78)
Foreign exchange rate results	1	4
Miscellaneous financing costs/income and other, net	(2)	(4)
Total other financial income/ (expense)	(1)	—
Total - Financial income and expenses	(87)	(78)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	April 4, 2021	March 29, 2020
Net income (loss)	364	(13)
Less: net income (loss) attributable to non-controlling interests	11	8
Net income (loss) attributable to stockholders	353	(21)

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	277,526	279,933
Plus incremental shares from assumed conversion of:
Options 1)	416	—
Restricted Share Units, Performance Share Units and Equity Rights 2)	5,321	—
Warrants 3)	—	—
Dilutive potential common shares	5,737	—

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	283,263	279,933

EPS attributable to stockholders in $:
Basic net income (loss)	1.27	(0.08)
Diluted net income (loss)	1.25	(0.08)
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q1 2021 (Q1 2020: 1.1 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q1 2021 (Q1 2020: 7.9 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

3)    Warrants to purchase up to 7.6 million shares of NXP's common stock at a price of $130.46 per share were outstanding in Q1 2020, no warrants were outstanding at the end of Q1 2021. At the end of Q1 2020, the warrants were not included in the computation of diluted EPS because the warrants exercise price was greater than the average fair market value of the common shares.

Balance Sheet Information

Cash and cash equivalents

At April 4, 2021 and December 31, 2020, our cash balance was $1,842 million and $2,275 million, respectively, of which $192 million and $185 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.
Inventories

The portion of finished goods stored at customer locations under consignment amounted to $29 million as of April 4, 2021 (December 31, 2020: $31 million).

Inventories are summarized as follows:

	April 4, 2021	December 31, 2020
Raw materials	71	66
Work in process	795	786
Finished goods	190	178
	1,056	1,030
The amounts recorded above are net of allowance for obsolescence of $124 million as of April 4, 2021 (December 31, 2020: $122 million).

Equity Investments

At April 4, 2021 and December 31, 2020, the total carrying value of investments in equity securities is summarized as follows:

	April 4, 2021	December 31, 2020
Marketable equity securities	23	19
Non-marketable equity securities	24	40
Equity-accounted investments	67	61
	114	120

The total carrying value of investments in equity-accounted investees is summarized as follows:

	April 4, 2021		December 31, 2020
	Shareholding %	Amount	Shareholding %	Amount
Wise Road Industry Investment Fund I, L.P.	10.17%	31	10.17%	29
Others	—	36	—	32
		67		61

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended
	April 4, 2021	March 29, 2020
Company’s share in income (loss)	(1)	(1)
Other results	—	—
	(1)	(1)

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2020	281	11	(175)	117
Other comprehensive income (loss) before reclassifications	(42)	(11)	—	(53)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(8)	—	(8)
Tax effects	—	5	—	5
Other comprehensive income (loss)	(42)	(14)	—	(56)
As of April 4, 2021	239	(3)	(175)	61

Cash dividends

The following dividends were declared during the first quarters of 2021 and 2020 under NXP’s quarterly dividend program:

	Fiscal year 2021		Fiscal year 2020
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.5625	155	0.375	105
The dividend declared in the first quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of April 4, 2021 and was subsequently paid on April 5, 2021.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2021:

	As of January 1, 2021	Additions	Utilized	Released	Other changes	As of April 4, 2021
Restructuring liabilities	74	—	(17)	—	(1)	56

There were no restructuring costs incurred for the three month period ended April 4, 2021 (March 29, 2020: $11 million).

These restructuring charges recorded in operating income, for the prior period indicated, are included in the following line items in the statement of operations:

For the three months ended
March 29, 2020
Cost of revenue	3
Research and development	4
Selling, general and administrative	4
Net restructuring charges	11

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended
	April 4, 2021	March 29, 2020
Tax expense (benefit)	40	2
Effective tax rate	9.9%	20.0%

Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the relative mix of income and losses across those jurisdictions. Our effective tax rate for the first three months of 2021 was 9.9% compared to 20.0% for the first three months of 2020. The movement in our effective tax rate relates mainly to tax benefits as a result of changes in estimates ($16 million) and an increase in tax incentives in various tax jurisdictions as a result of the improved business performance compared to the prior year quarter ($10 million). In the first quarter of 2020 there was a non-deductible goodwill charge related to the divestiture of the VAS business ($10 million).

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes for the first quarter of 2021 by $4 million and decreased by $3 million for the first quarter 2020. The benefit of this tax holiday on net income per share (diluted) was $0.01 for the first quarter of 2021 and $0.01 for the first quarter of 2020.
7 Identified Intangible Assets

Identified intangible assets as of April 4, 2021 and December 31, 2020, respectively, were composed of the following:

	April 4, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	111	—	147	—
Marketing-related	81	(81)	81	(81)
Customer-related	911	(348)	957	(381)
Technology-based	8,072	(6,689)	8,064	(6,545)
Identified intangible assets	9,175	(7,118)	9,249	(7,007)

(1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2021 (remaining)	506
2022	575
2023	341
2024	150
2025	99
Thereafter	386
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of April 4, 2021 (December 31, 2020: 4 years).

8 Debt

The following table summarizes the outstanding debt as of April 4, 2021 and December 31, 2020:

		April 4, 2021		December 31, 2020
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		7,650		7,650
Unamortized discounts, premiums and debt issuance costs		(39)		(41)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		7,611		7,609
Current portion of long-term debt		—		—
Long-term debt		7,611		7,609

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the members of the management team of NXP Semiconductors N.V. and equity-accounted investees.
The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	April 4, 2021	March 29, 2020
Revenue and other income	2	18
Purchase of goods and services	1	12

The following table presents the amounts related to receivable and payable balances with these related parties:

	April 4, 2021	December 31, 2020
Receivables	1	3
Payables	7	7

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	April 4, 2021	December 31, 2020
Assets:
Money market funds	1	814	1,469
Marketable equity securities	1	23	19
Derivative instruments-assets	2	3	18

Liabilities:
Derivative instruments-liabilities	2	(9)	—
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

As of April 4, 2021, the estimated fair value of debt, including the current portion, was $8.4 billion ($8.6 billion as of December 31, 2020). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of April 4, 2021, the Company had purchase commitments of $1,048 million, which are due through 2044. Our long-term obligations increased substantially as we locked in long-term supply with our key manufacturing partners.

Litigation
We are regularly involved as plaintiffs or defendants in claims and litigation relating to a variety of matters such as contractual disputes, personal injury claims, employee grievances and intellectual property litigation. In addition, our acquisitions, divestments and financial transactions sometimes result in, or are followed by, claims or litigation. Some of these claims may possibly be recovered from insurance reimbursements. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position. However, such outcomes may be material to our condensed consolidated statement of operations for a particular period. The Company records an accrual for any claim that arises whenever it considers that it is probable that it is exposed to a loss contingency and the amount of the loss contingency can be reasonably estimated. The Company does not record a gain contingency until the period in which all contingencies are resolved and the gain is realized or realizable. Legal fees are expensed when incurred.

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $17 million accrued for potential and current legal proceedings pending as of April 4, 2021, compared to $17 million accrued at December 31, 2020. The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of April 4, 2021, the Company’s related balance of insurance reimbursements was $8 million (December 31, 2020: $8 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at April 4, 2021, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $23 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $15 million.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This interim Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our consolidated financial statements and notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve a number of risks and uncertainties, including any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances, including our response to the current global pandemic and the potential impact the pandemic will have on our operations, liquidity, customers, facilities and supply chain. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect subsequent events or circumstances.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:
•Overview - Overall analysis of financial and other highlights to provide context for the MD&A
•Results of Operations - An analysis of our financial results
•Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows
•Contractual Obligations - An update on contractual obligations as of December 31, 2020
•Off-balance Sheet Arrangements - An update on off-balance sheet arrangements as of December 31, 2020

Overview

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020

Revenue	2,567	2,021
Gross profit	1,355	997
Operating income (loss)	492	68
Cash flow from operating activities	732	512
Total debt	7,611	7,366
Net debt	5,769	6,287
Diluted weighted average number of shares outstanding	283,263	279,933
Diluted net income per share	1.25	(0.08)
Dividends per common share	0.5625	0.375

Q1 2021 compared to Q1 2020
Revenue for the three months ended April 4, 2021 was $2,567 million compared to $2,021 million for the three months ended March 29, 2020, an increase of $546 million or an increase of 27% year-on-year. Revenue in the first quarter of 2021 represented a historical record for NXP, which was the result of strong growth within our key strategic markets. NXP’s revenue to distributors and direct OEM and EMS partners was $1,468 million and $1,064 million, respectively, representing increases of 49.2% and 6% versus the first quarter of 2020. Revenue increased across all regions, though most notably in Greater China and Asia Pacific.
Our gross profit percentage for the first quarter of 2021 increased from 49.3% in the first quarter of 2020 to 52.8%, primarily due to the significant acceleration of revenue in the first quarter of 2021 compared to the same period in 2020, improved loading, cost reductions and efficiencies.

We continue to generate strong operating cash flows, with $732 million in cash flows from operations for the first quarter of 2021. We returned $1,010 million to our shareholders during the first quarter of 2021. Our cash position at the end of the first quarter of 2021 was $1,842 million. On March 4, 2021, the NXP Board of Directors approved an increase in the cash dividend to $0.5625 per common share for the first quarter of 2021.

In summary, demand has come back more rapidly than we expected and our focus remains on looking after our customers to ensure we ship as much product to them as possible.

Results of operations

The following table presents operating income for each of the three month periods ended April 4, 2021 and March 29, 2020, respectively:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020

Revenue	2,567	2,021
% nominal growth	27.0	(3.5)
Gross profit	1,355	997
Research and development	(461)	(425)
Selling, general and administrative	(222)	(233)
Amortization of acquisition-related intangible assets	(180)	(381)
Other income (expense)	—	110
Operating income (loss)	492	68

Revenue
Q1 2021 compared to Q1 2020
Revenue for the three months ended April 4, 2021 was $2,567 million compared to $2,021 million for the three months ended March 29, 2020, an increase of $546 million or an increase of 27% year-on-year

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020	Change
Automotive	1,229	994	23.6%
Industrial & IoT	571	376	51.9%
Mobile	346	247	40.1%
Communication Infrastructure & Other	421	404	4.2%
Revenue	2,567	2,021	27.0%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020	Change
Distributors	1,468	984	49.2%
OEM/EMS	1,064	1,000	6.4%
Other	35	37	(5.4)%
Revenue	2,567	2,021	27.0%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020	Change
Greater China and Asia Pacific	1,482	1,068	38.8%
EMEA (Europe, the Middle East and Africa)	467	441	5.9%
Americas	321	254	26.4%
Japan	189	170	11.2%
South Korea	108	88	22.7%
Revenue	2,567	2,021	27.0%

■	Automotive	■	Mobile	■	Distributors	■	Other
■	Industrial IoT	■	Comm Infra & Other	■	OEM/EMS

Q1 2021 compared to Q1 2020
Revenue in the first quarter represented a historical record for NXP, which was the result of strong growth within our key strategic markets. The return to year-on-year growth was also a result of industry-wide growth after the widespread market disruption caused by the emergence of the COVID-19 pandemic in the year ago period, combined with surging demand for a wide variety of technology products which enabled work-from-home capabilities. The rebound in NXP’s revenue growth began to clearly emerge at the end of the third quarter of 2020, and has continued to accelerate through the first quarter of 2021.

By end-market, revenue within the Automotive market was $1,229 million, an increase of 24% versus the year ago period. Within the Industrial & IoT end market was $571 million, an increase of 52% versus the first quarter of 2020. In the Mobile end-market revenue was $346 million, an increase of 40% versus the year ago period, and within the Communications Infrastructure & Other end-market, revenue was $421 million, an increase of 4% versus the year ago period.

When aggregating all end-markets together, and reviewing sales channel performance, business transacted through our third party distribution partners, which primarily services the long-tail, mass market, was $1,468 million, an increase of 49%, and represented the clear majority of the year-on-year revenue increase, while business to our direct OEM and EMS partners was $1,064 million an increase of 6% versus the first quarter of 2020.

From a geographic perspective, revenue increased across all regions, though most notably in Greater China and Asia Pacific, which was driven by demand in the mass markets.

Revenue from the Automotive end-market was $1,229 million, an increase of $235 million or 24% year-on-year. Within the Automotive end- market, OEMs are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. The increase in Automotive revenue during the first quarter of 2021 can be partially attributed to the ongoing rebound from the impacts of the COVID-19 pandemic, which began to impact NXP in the year ago period. During the first quarter of 2020, automotive production and end consumer demand for new vehicles began to dramatically decelerate, reaching a cyclical trough in the second quarter of 2020. Beginning late in the third quarter of 2020, as the global automotive OEM's and Tier-one suppliers began to re-open factories, NXP began to experience a faster than expected increase in demand for its automotive products. From a channel perspective, the year-on-year increase was primarily driven by demand from the company’s automotive customers which are serviced via its global distribution partners.

Revenue from the Industrial & IoT end-market was $571 million, an increase of $195 million or 52% year-on-year. The Industrial & IoT end-market is driven by the secular trend of multi-market OEMs to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. During the first quarter of 2021, the year-on-year increase was driven by the continued strong adoption of our newest cross-over and industrial edge processors, as well as adoption of complimentary analog and security solutions. The year-on-year growth also benefited from the ramp of new WiFi connectivity solutions, which were acquired in the last month of 2019. Additionally in the year ago period, the greater China end-market experienced the societal lock-down impacts from the COVID-19 pandemic, which enabled a favorable year-on-year comparison to the results of the first quarter of 2020.

Revenue from the Mobile end-market was $346 million, an increase of $99 million or 40% year-on-year. The Mobile end-market opportunity for NXP is a result of consumers' demands to securely virtualize physical payment, access and localization capabilities into a mobile wallet within modern smartphones. The year-on-year increase was driven by demand for stay at home needs, the continued adoption of secure mobile wallet solutions and the increased demand for embedded power solutions. Our mobile customers are primarily serviced through our global distribution channels. The year-on-year increase was offset by the divestment of the Voice and Audio Solutions, which closed early in the first quarter of 2020.
Revenue in the Communication Infrastructure and Other end-market was $421 million, an increase of $17 million or 4% year-on-year. The Communication Infrastructure and Other end-market is an amalgamation of three separate product portfolios, which service multiple markets, including cellular base stations, the network edge equipment, and the secure access, transit and government sponsored identification market. The year-on-year increase was due to a combination of the early build-outs of 5G cellular networks, primarily in China, which created demand for our high-performance radio frequency (HPRF) power amplifier solutions, as well as increased demand for multi-core network edge processors within the network edge equipment market. The increases were offset by a reduction in demand for secure transit and government sponsored identification solutions due to the impacts from the pandemic on travel and tourism.

Gross profit
Q1 2021 compared to Q1 2020
Gross profit for the three months ended April 4, 2021 was $1,355 million, or 52.8% of revenue, compared to $997 million, or 49.3% of revenue for the three months ended March 29, 2020. The increase of $358 million was essentially driven by higher revenue as a result of accelerating demand, improved loading, cost reductions and manufacturing efficiencies offset by higher personnel-related costs, including variable compensation cost, and a less favorable product mix.

Operating expenses
Q1 2021 compared to Q1 2020
Operating expenses for the three months ended April 4, 2021 totaled $863 million, or 33.6% of revenue, compared to $1,039 million, or 51.4% of revenue, for the three months ended March 29, 2020.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020
Research and development	461	425
Selling, general and administrative	222	233
Amortization of acquisition-related intangible assets	180	381
Total operating expenses	863	1,039

■	R&D	■	SG&A	■	Amortization acquisition-related

Q1 2021 compared to Q1 2020
The decrease in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended April 4, 2021 increased by $36 million, or 8.5%, when compared to the three months ended March 29, 2020 driven by:
+ higher personnel-related costs, including variable compensation costs;
- higher subsidies, offsetting research and development costs;
- lower restructuring costs; and
- lower travel expenses.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended April 4, 2021 decreased by $11 million, or 4.7%, when compared to the three months ended March 29, 2020 mainly due to:
- lower share-based compensation expenses as a result of the CEO transition in 2020;
- lower travel expenses; and
+ higher personnel-related costs, including variable compensation costs.
Amortization of acquisition-related intangible assets decreased by $201 million, or 52.8%, when compared to the three months ended March 29, 2020 driven by:
- certain intangibles became fully amortized during 2020; and
+ an impairment charge as a result of the discontinuation of an IPR&D project.

Other income (expense)
Income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for each of the three month periods ended April 4, 2021 and March 29, 2020:

($ in millions)	Q1 2021	Q1 2020
Result from MSA and TSA arrangements	(1)	—
Other, net	1	110
Total	—	110

Q1 2021 compared to Q1 2020
Included in 2020 is $110 million relating to the net gain on the sale of the Voice and Audio Solutions (VAS) assets.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020

Interest income	1	4
Interest expense	(87)	(82)
Total interest expense, net	(86)	(78)
Foreign exchange rate results	1	4
Miscellaneous financing costs/income and other, net	(2)	(4)
Total other financial income (expense)	(1)	—
Total	(87)	(78)
Q1 2021 compared to Q1 2020
Financial income (expense) was an expense of $87 million in the first quarter of 2021 compared to an expense of $78 million in the first quarter of 2020. The change in financial income (expense) is primarily attributable to an increase in interest expense ($5 million) as a result of refinancing activities leading to higher debt issuance cost amortization, a decrease in interest income ($3 million) as a result of declining interest rates and unfavorable foreign exchange results ($3 million).

Benefit (provision) for income taxes

Q1 2021 compared to Q1 2020
Our effective tax rate reflects the impact of tax incentives, non-deductible expenses, change in valuation allowance, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate and the relative mix of income and losses across those jurisdictions. Our effective tax rate for the first three months of 2021 was 9.9% compared to 20.0% for the first three months of 2020. The movement in our effective tax rate relates mainly to tax benefits as a result of changes in estimates ($16 million) and an increase in tax incentives in various tax jurisdictions thanks to the improved business performance compared to the prior year quarter ($10 million). In the first quarter of 2020 there was a non-deductible goodwill charge related to the divestiture of the VAS business ($10 million).

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q1 2021	Q1 2020

Operating income (loss)	492	68
Financial income (expense):	(87)	(78)
Benefit (provision) for income taxes	(40)	(2)
Results relating to equity-accounted investees	(1)	(1)
Net income (loss)	364	(13)

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2021, our cash balance was $1,842 million, a decrease of $433 million compared to December 31, 2020. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $3,342 million of liquidity as of April 4, 2021.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $150 million in the first three months of 2021, compared to $143 million in the first three months of 2020. During the three month period ended April 4, 2021, we repurchased $905 million, or 5.1 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $177.76 per share.

Our total debt amounted to $7,611 million as of Q1 2021, an increase of $2 million compared to December 31, 2020 ($7,609 million).

At April 4, 2021, our cash balance was $1,842 million of which $192 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Cash flows

Our cash and cash equivalents during the first three months of 2021 decreased by $428 million (excluding the effect of changes in exchange rates on our cash position of $(5) million) as follows:

($ in millions, unless otherwise stated)	YTD 2021	YTD 2020

Net cash provided by (used for) operating activities	732	512
Net cash (used for) provided by investing activities	(181)	(37)
Net cash provided by (used for) financing activities	(979)	(431)
Increase (decrease) in cash and cash equivalents	(428)	44

Cash Flow from Operating Activities
For the first three months of 2021 our operating activities provided $732 million in cash. This was primarily the result of net income of $364 million, adjustments to reconcile the net income of $444 million and changes in operating assets and liabilities of ($78) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $341 million, share-based compensation of $91 million, amortization of the debt issuance costs of $2 million, a gain on equity securities of $(3) million, results relating to equity-accounted investees of $1 million and changes in deferred taxes of $12 million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $95 million increase in receivables and other current assets was primarily driven by the $23 million increase in income tax receivable and $68 million increase in accounts receivable due to linearity in revenue, customer mix, and the related timing of cash collections in the first three months of 2021 compared with the same period in 2020.

The $26 million increase in inventories was primarily related to increased production levels to align future inventory on hand with the current sales and demand forecasts.

The $51 million increase in accounts payable and other liabilities for the three months ended April 4, 2021 was primarily related to the increases in accruals for variable compensation of $85 million as a result of improved operating results, $42 million in trade accounts payable as a result of increased demand, $27 million in interest payable, and $14 million related to income and social tax payables; partially offset by the decrease of $24 million in lease liabilities, $20 million in personnel-related costs due to timing of payments, $18 million reduction in restructuring liabilities, and $55 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP.

For the first three months of 2020 our operating activities provided $512 million in cash. This was primarily the result of net loss of ($13) million, adjustments to reconcile the net loss of $464 million and changes in operating assets and liabilities of $60 million. Adjustments to net loss includes offsetting non-cash items, such as depreciation and amortization of $540 million, share-based compensation of $107 million, amortization of the debt issuance costs of $1 million, a gain on sale of assets of ($110) million, results relating to equity-accounted investees of $1 million and changes in deferred taxes of ($75) million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $181 million for the first three months of 2021 and principally consisted of the cash outflows for capital expenditures of $150 million and $37 million for the purchase of identified intangible assets, partly offset by net proceeds of $6 million related to sales and purchases of investments.

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

Cash Flow from Financing Activities
Net cash used for financing activities was $979 million for the first three months of 2021 compared to net cash used for financing activities of $431 million for the first three months of 2020, detailed in the table below:

($ in millions)	YTD 2021	YTD 2020
Dividends paid to common stockholders	(105)	(105)
Cash proceeds from exercise of stock options and savings from ESPP	31	29
Purchase of treasury shares	(905)	(355)

Contractual Obligations

The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. As of April 4, 2021, the Company had purchase commitments of $1,048 million, which are due through 2044.

($ in millions)	Total	2021	2022	2023	2024	2025	2026 and thereafter

Long-term purchase obligations	1,048	258	218	150	147	141	134

Our long-term obligations increased substantially as we locked in long-term supply with our key manufacturing partners.

Off-balance Sheet Arrangements

At the end of the first quarter of 2021, we had no off-balance sheet arrangements other than commitments resulting from normal business operations. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on April 4, 2021. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of April 4, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended April 4, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In March 2021, the board of directors of NXP (the “Board”) approved a new $2 billion 2021 share repurchase program. The new $2 billion share repurchase authorization is in addition to the remaining amount for repurchase under the 2019 share repurchase program, authorized by the Board in November 2019. In addition, the Company purchases shares from participants in the Company’s equity programs who trade shares as trade for taxes. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The following share repurchase activity occurred under these programs during the three months ended April 4, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2021 – February 7, 2021	2,585,849	$171.24	2,569,898	5,716,134	15,951
February 8, 2021 – March 7, 2021	2,248,023	$185.11	2,230,300	3,468,086	17,723
March 8, 2021 – April 4, 2021	253,107	$180.73	249,300	12,410,610	3,807
Total	5,086,979		5,049,498		37,481
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

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended April 4, 2021 and March 29, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2021 and March 29, 2020; (iii) Condensed Consolidated Balance Sheets as of April 4, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2021 and March 29, 2020; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended April 4, 2021 and March 29, 2020; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2021

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

Date:April 27, 2021

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

Date: April 27, 2021

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended April 4, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 27, 2021

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, Peter Kelly, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended April 4, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 27, 2021

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer