Form 10-Q
period 2021-07-04
NXP Semiconductors N.V.
filed 2021-08-03
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
or
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
Yes  ☐    No  ☒

As of July 30, 2021, there were 265,134,880 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended July 4, 2021

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue	2,596	1,817	5,163	3,838
Cost of revenue	(1,174)	(957)	(2,386)	(1,981)
Gross profit	1,422	860	2,777	1,857
Research and development	(476)	(402)	(937)	(827)
Selling, general and administrative	(234)	(222)	(456)	(455)
Amortization of acquisition-related intangible assets	(139)	(380)	(319)	(761)
Total operating expenses	(849)	(1,004)	(1,712)	(2,043)
Other income (expense)	—	(1)	—	109
Operating income (loss)	573	(145)	1,065	(77)
Financial income (expense):
Other financial income (expense)	(100)	(96)	(187)	(174)
Income (loss) before income taxes	473	(241)	878	(251)
Benefit (provision) for income taxes	(65)	33	(105)	31
Results relating to equity-accounted investees	(2)	(1)	(3)	(2)
Net income (loss)	406	(209)	770	(222)
Less: Net income (loss) attributable to non-controlling interests	9	5	20	13
Net income (loss) attributable to stockholders	397	(214)	750	(235)

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	1.46	(0.77)	2.73	(0.84)
Diluted	1.42	(0.77)	2.67	(0.84)

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	272,686	279,142	275,145	279,533
Diluted	278,735	279,142	281,063	279,533

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income (loss)	406	(209)	770	(222)
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	—	11	(14)	1
Change in foreign currency translation adjustment	9	26	(33)	(23)
Change in net actuarial gain (loss)	—	(1)	—	(3)
Total other comprehensive income (loss)	9	36	(47)	(25)
Total comprehensive income (loss)	415	(173)	723	(247)
Less: Comprehensive income (loss) attributable to non-controlling interests	9	5	20	13
Total comprehensive income (loss) attributable to stockholders	406	(178)	703	(260)

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	July 4, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	2,910	2,275
Accounts receivable, net	991	765
Inventories, net	1,116	1,030
Other current assets	274	254
Total current assets	5,291	4,324
Non-current assets:
Other non-current assets	1,094	1,013
Property, plant and equipment, net of accumulated depreciation of $4,461 and $4,237	2,375	2,284
Identified intangible assets, net of accumulated amortization of $7,277 and $7,007	1,891	2,242
Goodwill	9,971	9,984
Total non-current assets	15,331	15,523
Total assets	20,622	19,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,167	991
Restructuring liabilities-current	36	60
Other current liabilities	1,133	966
Total current liabilities	2,336	2,017
Non-current liabilities:
Long-term debt	9,591	7,609
Restructuring liabilities	12	14
Deferred tax liabilities	90	85
Other non-current liabilities	924	971
Total non-current liabilities	10,617	8,679
Total liabilities	12,953	10,696
Equity:
Non-controlling interests	227	207

Stockholders’ equity:
Common stock, par value €0.20 per share:	59	59
Capital in excess of par value	14,312	14,133
Treasury shares, at cost:
19,809,463 shares (2020: 9,044,952 shares)	(3,102)	(1,037)
Accumulated other comprehensive income (loss)	70	117
Accumulated deficit	(3,897)	(4,328)
Total stockholders’ equity	7,442	8,944
Total equity	7,669	9,151
Total liabilities and equity	20,622	19,847

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the six months ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities:
Net income (loss)	770	(222)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	646	1,083
Share-based compensation	184	212
Amortization of discount (premium) on debt, net	1	(1)
Amortization of debt issuance costs	3	4
Net (gain) loss on sale of assets	—	(110)
(Gain) loss on equity security, net	2	—
Results relating to equity-accounted investees	3	2
Deferred tax expense (benefit)	12	(156)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(230)	251
(Increase) decrease in inventories	(86)	(35)
Increase (decrease) in accounts payable and other liabilities	124	(96)
Decrease (increase) in other non-current assets	(60)	(7)
Exchange differences	—	1
Other items	(1)	—
Net cash provided by (used for) operating activities	1,368	926
Cash flows from investing activities:
Purchase of identified intangible assets	(72)	(73)
Capital expenditures on property, plant and equipment	(300)	(218)
Proceeds from disposals of property, plant and equipment	—	1
Purchase of interests in businesses, net of cash acquired	(1)	(21)
Proceeds from sale of interests in businesses, net of cash divested	—	161
Purchase of investments	(6)	—
Proceeds from sale of investments	8	—
Proceeds from return of equity investment	1	—
Net cash provided by (used for) investing activities	(370)	(150)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,000	2,000
Cash paid for debt issuance costs	(22)	(15)
Dividends paid to common stockholders	(260)	(210)
Proceeds from issuance of common stock through stock plans	31	37
Purchase of treasury shares and restricted stock unit withholdings	(2,108)	(358)
Other, net	(1)	—
Net cash provided by (used for) financing activities	(360)	1,454
Effect of changes in exchange rates on cash positions	(3)	(9)
Increase (decrease) in cash and cash equivalents	635	2,221
Cash and cash equivalents at beginning of period	2,275	1,045
Cash and cash equivalents at end of period	2,910	3,266

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	160	157
Income taxes, net of refunds	161	64
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	—	161
Book value of these assets	—	(51)
Non-cash investing activities:
Non-cash capital expenditures	167	54

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
Net income (loss)						353	353	11	364
Other comprehensive income					(56)		(56)		(56)
Share-based compensation plans			91				91		91
Shares issued pursuant to stock awards	361			37		(6)	31		31
Treasury shares repurchased and retired	(5,087)			(905)			(905)		(905)
Dividends common stock ($0.5625 per share)						(155)	(155)		(155)
Balance as of April 4, 2021	275,749	59	14,224	(1,905)	61	(4,136)	8,303	218	8,521
Net income (loss)						397	397	9	406
Other comprehensive income					9		9		9
Share-based compensation plans			88				88		88
Shares issued pursuant to stock awards	64			6		(6)	—		—
Treasury shares and restricted stock unit withholdings	(6,103)			(1,203)			(1,203)		(1,203)
Dividends common stock ($0.5625 per share)						(152)	(152)		(152)
Balance as of July 4, 2021	269,710	59	14,312	(3,102)	70	(3,897)	7,442	227	7,669

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655
Net income (loss)						(21)	(21)	8	(13)
Other comprehensive income					(61)		(61)		(61)
Share-based compensation plans			108				108		108
Shares issued pursuant to stock awards	497			47		(18)	29		29
Treasury shares repurchased and retired	(2,933)			(355)			(355)		(355)
Expiration of stock purchase warrants			(56)			56	—		—
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of March 29, 2020	279,001	64	15,236	(3,345)	14	(2,933)	9,036	222	9,258
Net income (loss)						(214)	(214)	5	(209)
Other comprehensive income					36		36		36
Share-based compensation plans			104				104		104
Shares issued pursuant to stock awards	252			23		(15)	8		8
Treasury shares and restricted stock unit withholdings	(40)			(3)			(3)		(3)
Expiration of stock purchase warrants			(112)			112	—		—
Dividends non-controlling interests								(34)	(34)
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of June 28, 2020	279,213	64	15,228	(3,325)	50	(3,155)	8,862	193	9,055

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

3 Acquisitions and Divestments

2021
There were no material acquisitions or divestments during the first six months of 2021.

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

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Distributors	1,518	1,059	2,986	2,043
Original Equipment Manufacturers and Electronic Manufacturing Services	1,040	712	2,104	1,712
Other	38	46	73	83
Total	2,596	1,817	5,163	3,838

Depreciation, amortization and impairment

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Depreciation of property, plant and equipment	135	136	267	269
Amortization of internal use software	2	1	4	3
Amortization of other identified intangible assets 1)	168	406	375	811
Total - Depreciation, amortization and impairment	305	543	646	1,083
1) For the six month period ending July 4, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million.

Other income (expense)

Income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Result from MSA and TSA arrangements	(1)	(1)	(2)	(1)
Other, net	1	—	2	110
Total - Other income (expense)	—	(1)	—	109

Financial income and expense

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest income	1	4	2	8
Interest expense	(90)	(94)	(177)	(176)
Total interest expense, net	(89)	(90)	(175)	(168)
Foreign exchange rate results	(1)	(5)	—	(1)
Miscellaneous financing costs/income and other, net	(10)	(1)	(12)	(5)
Total other financial income/ (expense)	(11)	(6)	(12)	(6)
Total - Financial income and expenses	(100)	(96)	(187)	(174)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income (loss)	406	(209)	770	(222)
Less: net income (loss) attributable to non-controlling interests	9	5	20	13
Net income (loss) attributable to stockholders	397	(214)	750	(235)

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	272,686	279,142	275,145	279,533
Plus incremental shares from assumed conversion of:
Options 1)	394	—	406	—
Restricted Share Units, Performance Share Units and Equity Rights 2)	5,655	—	5,512	—
Dilutive potential common shares	6,049	—	5,918	—

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	278,735	279,142	281,063	279,533

EPS attributable to stockholders in $:
Basic net income (loss)	1.46	(0.77)	2.73	(0.84)
Diluted net income (loss)	1.42	(0.77)	2.67	(0.84)
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q2 2021 and YTD 2021 (Q2 2020: 0.9 million shares; YTD 2020: 0.9 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q2 2021 and YTD 2021 (Q2 2020: 7.7 million shares; YTD 2020: 7.7 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At July 4, 2021 and December 31, 2020, our cash balance was $2,910 million and $2,275 million, respectively, of which $206 million and $185 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first six months of 2021, no dividend was declared by SSMC. In 2020, $90 million has been declared by SSMC, distributed subsequent to the end of the second quarter of 2020, with 38.8% being paid to our joint venture partner.
Inventories

The portion of finished goods stored at customer locations under consignment amounted to $19 million as of July 4, 2021 (December 31, 2020: $31 million).

Inventories are summarized as follows:

	July 4, 2021	December 31, 2020
Raw materials	91	66
Work in process	882	786
Finished goods	143	178
	1,116	1,030
The amounts recorded above are net of allowance for obsolescence of $117 million as of July 4, 2021 (December 31, 2020: $122 million).

Equity Investments

At July 4, 2021 and December 31, 2020, the total carrying value of investments in equity securities is summarized as follows:

	July 4, 2021	December 31, 2020
Marketable equity securities	20	19
Non-marketable equity securities	22	40
Equity-accounted investments	69	61
	111	120

The total carrying value of investments in equity-accounted investees is summarized as follows:

	July 4, 2021		December 31, 2020
	Shareholding %	Amount	Shareholding %	Amount
Wise Road Industry Investment Fund I, L.P.	9.66%	32	10.17%	29
Others	—	37	—	32
		69		61

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Company’s share in income (loss)	(2)	(1)	(3)	(2)
Other results	—	—	—	—
	(2)	(1)	(3)	(2)

Other current liabilities

Other current liabilities at July 4, 2021 and December 31, 2020 consisted of the following:

	July 4, 2021	December 31, 2020
Accrued compensation and benefits	411	286
Income taxes payable	70	140
Dividend payable	152	105
Other	500	435
	1,133	966

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2020	281	11	(175)	117
Other comprehensive income (loss) before reclassifications	(33)	(9)	—	(42)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(10)	—	(10)
Tax effects	—	5	—	5
Other comprehensive income (loss)	(33)	(14)	—	(47)
As of July 4, 2021	248	(3)	(175)	70

Cash dividends

The following dividends were declared during the first quarters of 2021 and 2020 under NXP’s quarterly dividend program:

	Fiscal year 2021		Fiscal year 2020
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.5625	155	0.375	105
Second quarter	0.5625	152	0.375	105
The dividend declared in the second quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of July 4, 2021 and was subsequently paid on July 6, 2021.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2021:

	As of January 1, 2021	Additions	Utilized	Released	Other changes	As of July 4, 2021
Restructuring liabilities	74	—	(25)	—	(1)	48

The restructuring charges consist of personnel lay-off costs of $1 million restructuring costs incurred for the six month period ended July 4, 2021 (June 28, 2020: $19 million).

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cost of revenue	—	—	—	3
Research and development	1	6	1	10
Selling, general and administrative	—	2	—	6
Net restructuring charges	1	8	1	19

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Tax expense (benefit)	65	(33)	105	(31)
Effective tax rate	13.7%	13.7%	12.0%	12.4%

Our provision for income taxes for the first six months of 2021 was $105 million (12.0% effective tax rate) compared to a benefit from income taxes of ($31 million) ((12.4%) effective tax rate) for the first six months of 2020. The increase in the income tax expense was due to higher income before income taxes, offset by the net change in the valuation allowance between the two periods and by an increase in tax incentives (both as a result of the improved operational performance of the company).

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes for the second quarter of 2021 by $3 million and decreased by $2 million for the second quarter 2020 (YTD 2021: a decrease of $7 million and YTD 2020: a decrease of $5 million). The benefit of this tax holiday on net income per share (diluted) was $0.02 for the second quarter of 2021 (YTD 2021: $0.03) and $0.01 for the second quarter of 2020 (YTD 2020: $0.02).
7 Identified Intangible Assets

Identified intangible assets as of July 4, 2021 and December 31, 2020, respectively, were composed of the following:

	July 4, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	111	—	147	—
Marketing-related	81	(81)	81	(81)
Customer-related	911	(360)	957	(381)
Technology-based	8,065	(6,836)	8,064	(6,545)
Identified intangible assets	9,168	(7,277)	9,249	(7,007)

(1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.
The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2021 (remaining)	332
2022	576
2023	341
2024	152
2025	100
Thereafter	390
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of July 4, 2021 (December 31, 2020: 4 years).

8 Debt

On May 11, 2021, NXP B.V., together with NXP Funding LLC and NXP USA, Inc., issued $1 billion of 2.5% senior unsecured notes due May 11, 2031 and $1 billion of 3.25% senior unsecured notes due May 11, 2041.

The following table summarizes the outstanding debt as of July 4, 2021 and December 31, 2020:

		July 4, 2021		December 31, 2020
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	—	—
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		9,650		7,650
Unamortized discounts, premiums and debt issuance costs		(59)		(41)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		9,591		7,609
Current portion of long-term debt		—		—
Long-term debt		9,591		7,609

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the members of the management team of NXP Semiconductors N.V. and equity-accounted investees.
The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue and other income	2	18	4	36
Purchase of goods and services	1	14	2	26

The following table presents the amounts related to receivable and payable balances with these related parties:

	July 4, 2021	December 31, 2020
Receivables	2	3
Payables	7	7

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	July 4, 2021	December 31, 2020
Assets:
Money market funds	1	2,008	1,469
Marketable equity securities	1	20	19
Derivative instruments-assets	2	2	18

Liabilities:
Derivative instruments-liabilities	2	(10)	—
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

As of July 4, 2021, the estimated fair value of debt, including the current portion, was $10.5 billion ($8.6 billion as of December 31, 2020). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of July 4, 2021, the Company had purchase commitments of $3,769 million, which are due through 2044. Our long-term obligations increased substantially as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $17 million accrued for potential and current legal proceedings pending as of July 4, 2021, compared to $17 million accrued at December 31, 2020. The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of July 4, 2021, the Company’s related balance of insurance reimbursements was $8 million (December 31, 2020: $8 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at July 4, 2021, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $13 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $15 million.

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

Loss recovery
In February 2021, NXP’s two wafer manufacturing facilities in Austin, Texas were negatively impacted by unusually severe winter weather conditions that corresponded with a widespread disruption of gas, electricity, and water. The Company has insurance coverage for the repair or replacement of assets that suffered damage or loss and business interruption coverage, including lost profits, and the reimbursement of other expenses and costs that have been incurred relating to the damages and losses suffered.

For the three months ended July 4, 2021, the company recognized $109 million in insurance proceeds directly offsetting the loss from operations that were incurred in the period. The Company continues to work closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due as a result of the damage and loss

12 Subsequent Events

Share Repurchases
During the period subsequent to July 4, 2021 and through August 2, 2021, we repurchased via a 10b5-1 program $1.0 billion, or 5.0 million shares of our common stock pursuant to our share buyback programs.

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
•Off-balance Sheet Arrangements - An update on off-balance sheet arrangements as of December 31, 2020

Overview

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	YTD 2021	YTD 2020

Revenue	2,596	1,817	5,163	3,838
Gross profit	1,422	860	2,777	1,857
Operating income (loss)	573	(145)	1,065	(77)
Cash flow from operating activities	636	414	1,368	926
Total debt	9,591	9,353	9,591	9,353
Net debt	6,681	6,087	6,681	6,087
Diluted weighted average number of shares outstanding	278,735	279,142	281,063	279,533
Diluted net income per share	1.42	(0.77)	2.67	(0.84)
Dividends per common share	0.5625	0.375	1.1250	0.750

Q2 2021 compared to Q2 2020
Revenue for the three months ended July 4, 2021 was $2,596 million compared to $1,817 million for the three months ended June 28, 2020, an increase of $779 million or an increase of 42.9% year-on-year. Revenue in the second quarter of 2021 represented a historical record for NXP. The strong revenue growth was a result of industry-wide growth after the initial shock and widespread market disruption caused by the emergence of the COVID-19 pandemic in the year ago period, combined with company specific content growth in the automotive end market as the automotive OEMs focus on secular shift due to electrification, advanced driver safety and assistance, as well as driver connectivity. Additionally, strong performance in the Industrial & IoT and Mobile markets helped to underpin the year-on-year performance.

Our gross profit percentage for the second quarter of 2021 increased from 47.3% in the second quarter of 2020 to 54.8%, primarily from the continued significant acceleration of revenue in the second quarter of 2021 compared to the same period in 2020, which led to improved loading, cost reductions and efficiencies, offset by a less favorable product mix and higher personnel-related costs.

We continue to generate strong operating cash flows, with $636 million in cash flows from operations for the second quarter of 2021. We returned $1,358 million to our shareholders during the second quarter of 2021. Our cash position at the end of the second quarter of 2021 was $2,910 million. This includes the net proceeds of the $2 billion of senior unsecured debt issued by NXP on May 11, 2021. On May 27, 2021, the NXP Board of Directors approved a cash dividend of $0.5625 per common share for the second quarter of 2021.

In summary, demand has come back more rapidly than we expected and our focus remains on looking after our customers to ensure that we meet their demand as best as possible.

YTD 2021 compared to YTD 2020
Revenue for the six months ended July 4, 2021 was $5,163 million compared to $3,838 million for the six months ended June 28, 2020, an increase of $1,325 million or an increase of 34.5%. The revenue level in the first six months of 2021 represented a historical record for NXP. The YTD 2021 growth compared to YTD 2020 was a result of industry-wide growth after the initial shock and widespread market disruption caused by the emergence of the COVID-19 pandemic, combined with company specific content growth in the automotive end market as the automotive OEMs focus on secular shift due electrification, advanced driver safety and assistance, as well as driver connectivity. Additionally, strong performance in the Industrial & IoT and Mobile markets helped to underpin the year-on-year performance. The rebound in NXP’s revenue growth began to clearly emerge at the end of the calendar third quarter of 2020, and has continued to accelerate through the second quarter of 2021.

Our gross profit percentage for the six months ended July 4, 2021 increased from 48.4% for the six months ended June 28, 2020 to 53.8%, primarily from the significant acceleration of revenue in 2021 after the Covid crisis, and as such, improved loading and manufacturing efficiencies offset by higher personnel-related cost and a less favorable product mix.

Cash flow from operations for the first six months of 2021 was $1,368 million. Total shareholder return for the first six months of 2021 was $2,368 million. Our cash position remains solid, with the net proceeds of the $2 billion in newly issued debt adding to our cash and cash equivalents.
Results of operations

The following table presents operating income for each of the three month periods ended July 4, 2021 and June 28, 2020, respectively:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	YTD 2021	YTD 2020

Revenue	2,596	1,817	5,163	3,838
% nominal growth	42.9	(18.0)	34.5	(11.0)
Gross profit	1,422	860	2,777	1,857
Research and development	(476)	(402)	(937)	(827)
Selling, general and administrative	(234)	(222)	(456)	(455)
Amortization of acquisition-related intangible assets	(139)	(380)	(319)	(761)
Other income (expense)	—	(1)	—	109
Operating income (loss)	573	(145)	1,065	(77)

Revenue
Q2 2021 compared to Q2 2020
Revenue for the three months ended July 4, 2021 was $2,596 million compared to $1,817 million for the three months ended June 28, 2020, an increase of $779 million or an increase of 42.9% year-on-year. The revenue level in the second quarter of 2021 represented a historical record for NXP. The strong revenue growth was a result of industry-wide growth after the initial shock and widespread market disruption caused by the emergence of the COVID-19 pandemic in the year ago period, combined with company specific content growth in the automotive end-market as the automotive OEMs focus on secular shift due electrification, advanced driver safety and assistance, as well as driver connectivity. Additionally, strong performance in the Industrial & IoT and Mobile end-market helped to underpin the year-on-year performance.

By end-market; revenue within Automotive was $1,262 million, an increase of 87.2% versus the year ago period. Within Industrial & IoT , revenue was $571 million, an increase of 31.3% versus the second quarter of 2020. In Mobile, revenue was $347 million, an increase of 36.1% versus the year ago period, and within Communications Infrastructure & Other, revenue was $416 million, a decrease of 8.2% versus the year ago period. When aggregating all end-markets together, and reviewing sales channel performance, business transacted through NXP's third party distribution partners, which primarily services the long-tail, mass market, was $1,518 million, an increase of 43.3%, and represented over half of the year-on-year revenue increase. Sales to NXPs direct OEM and EMS partners was $1,040 million an increase of 46.1% versus the second quarter of 2020. Revenue increased across all regions.

YTD 2021 compared to YTD 2020
Revenue for the six months ended July 4, 2021 was $5,163 million compared to $3,838 million for the six months ended June 28, 2020, an increase of $1,325 million or 34.5%. Revenue in the first six months of 2021 represented a historical record for NXP. The YTD 2021 growth compared to YTD 2020 was a result of industry-wide growth after the initial shock and widespread market disruption caused by the emergence of the COVID-19 pandemic, combined with company specific content growth in the automotive end-market as the automotive OEMs focus on secular shift due electrification, advanced driver safety and assistance, as well as driver connectivity. Additionally, strong performance in the Industrial & IoT and Mobile end-market helped to underpin the year-on-year performance. The rebound in NXP’s revenue growth began to clearly emerge at the end of the calendar third quarter of 2020, and has continued to accelerate through the second quarter of 2021. Revenue increased in all regions.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	Change	YTD 2021	YTD 2020	Change
Automotive	1,262	674	87.2%	2,491	1,668	49.3%
Industrial & IoT	571	435	31.3%	1,142	811	40.8%
Mobile	347	255	36.1%	693	502	38.0%
Communication Infrastructure & Other	416	453	(8.2)%	837	857	(2.3)%
Revenue	2,596	1,817	42.9%	5,163	3,838	34.5%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	Change	YTD 2021	YTD 2020	Change
Distributors	1,518	1,059	43.3%	2,986	2,043	46.2%
OEM/EMS	1,040	712	46.1%	2,104	1,712	22.9%
Other	38	46	(17.4)%	73	83	(12.0)%
Revenue	2,596	1,817	42.9%	5,163	3,838	34.5%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	Change	YTD 2021	YTD 2020	Change
Greater China and Asia Pacific	1,503	1,165	29.0%	2,985	2,233	33.7%
EMEA (Europe, the Middle East and Africa)	461	265	74.0%	928	706	31.4%
Americas	336	167	101.2%	657	421	56.1%
Japan	188	146	28.8%	377	316	19.3%
South Korea	108	74	45.9%	216	162	33.3%
Revenue	2,596	1,817	42.9%	5,163	3,838	34.5%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other

■	Distributors	■	Other
■	OEM/EMS

Q2 2021 compared to Q2 2020
Revenue for the three months ended July 4, 2021 was $2,596 million compared to $1,817 million for the three months ended June 28, 2020, an increase of $779 million or an increase of 42.9% year-on-year. The increase within the second quarter is attributed to the continued strengthening of demand, across NXP’s Automotive, Industrial IoT, and Mobile end-markets, with slight decreases in the Communications Infrastructure & Other end-market.

NXP’s revenue to distributors and direct OEM and EMS partners was $1,518 million and $1,040 million, respectively, representing increases of 43.3% and 46.1% versus the second quarter of 2020. Revenue increased across all regions.

Revenue from the Automotive end-market was $1,262 million, an increase of $588 million or 87.2% year-on-year. Within Automotive, OEMs are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. As the market leader in multiple areas of the automotive electronics architecture, NXP is positioned to benefit from the long-term secular trends. Furthermore, the increase in Automotive revenue during the second quarter of 2021 can be partially attributed to the ongoing rebound from the impacts of the COVID-19 pandemic, which began to significantly impact NXP in the second quarter of 2020.

Revenue from the Industrial & IoT end-market was $571 million, an increase of $136 million or 31.3% year-on-year. The Industrial & IoT market is driven by the secular trend of multi-market OEMs seeking to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. Our portfolio of products consists of one of the broadest array of ARM-based processing solutions, including high performance industrial application processors, hybrid multi-core crossover processors, and low-power embedded microcontrollers. We complement our processor offerings with a variety of wide-band and narrow-band wireless connectivity products, as well as complimentary analog products including power management, analog high-speed interface devices and system security solutions. We further enable our customers with comprehensive development tools to enable embedded software and system design. Our solutions enable our customers to achieve fast time to market, flexibility to scale with processing and feature variations, allowing customers to design once, and reuse designs in multiple end-product instantiations. During the second quarter of 2021, the year-on-year increase was driven by the continued growth in demand of NXP’s cross-over and industrial edge processors, in addition to strong demand for the company’s industrial & IoT wireless connectivity, analog interface and security solutions.

Revenue from the Mobile end-market, was $347 million, an increase of $92 million or 36.1% year-on-year. The Mobile market opportunity for NXP is a result of consumer demand to securely virtualize physical payment, access and localization capabilities into a mobile wallet within modern smartphones. NXP is the market leader of embedded secure payment solutions – also known as mobile wallets – which are offered by leading smartphone OEMS. Complimenting this core mobile wallet position, NXP has introduced innovative secure auto and building access solutions leveraging ultra-wide-band (UWB) technology, embedded network provisioning and identification solutions, as well as offering a variety of embedded power and wireless charging solutions. The year-on-year increase was driven by the continued strong adoption of secure mobile wallet solutions and the increased demand for embedded power solutions. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure and Other end-market was $416 million, a decline of $37 million or 8.2% year-on-year. The Communication Infrastructure and Other end-market is an amalgamation of three separate product portfolios, which service multiple markets, including cellular base stations; the network edge equipment, and the secure access, transit and government sponsored identification market. The year-on-year decline was due to a combination of reduced demand for multi-core processors within the mass market for network edge solutions, as well as lower shipments for smart RF antenna solutions which were impacted by the U.S. ban on sales to Huawei. These declines were partially offset by a positive rebound in RF Power products for the cellular basestation market, and improved demand for inventory tracking and secure access products.

YTD 2021 compared to YTD 2020
Revenue for the six months ended July 4, 2021 was $5,163 million compared to $3,838 million for the six months ended June 28, 2020, an increase of $1,325 million or 34.5%. The increase within the first half 2021 is attributed to the continued strengthening of demand, across the entire NXP product portfolio.

NXP’s revenue to distributors and direct OEM and EMS partners was $2,986 million and $2,104 million, respectively, representing increases of 46.2% and 22.9% versus six months ended of 2020. Revenue increased across all regions.

Revenue from the Automotive end-market was $2,491 million, an increase of $823 million or 49.3% from $1,668 million for the six months ended June 28, 2020. During the first quarter of 2020, automotive production and end consumer demand for new vehicles began to dramatically decline, reaching a cyclical trough in the second quarter of 2020. Beginning late in the third quarter of 2020, as the global automotive OEMS and Tier-one suppliers began to reopen factories, NXP continued to benefit from a faster than expected increase in demand for its automotive products. From a channel perspective, the year-on-year increase was primarily driven by demand from the Company’s automotive customers which are serviced via its OEM customers and its global distribution partners.

Revenue from the Industrial & IoT end-market was $1,142 million for the six months ended July 4, 2021, an increase of $331 million or 40.8%. During the first half of 2021, the year-to-date- increase comparable to the first half a year ago was driven by the continued strong adoption of NXP's newest cross-over and industrial edge processors, as well as adoption of complimentary analog and security solutions. The first half 2021 growth was driven by growth and demand of NXP’s products in our connectivity solutions driven by new product introductions in our direct channel. Additionally, in the beginning half of 2020, the greater China end-market experienced the societal lock-down impacts from the COVID-19 pandemic, resulting in a stronger YTD 2021 when compared to YTD 2020.

Revenue from the Mobile end-market, revenue was $693 million for the six months ended July 4, 2021, an increase of $191 million or 38.0%. The first half 2021 increase compared to the first half 2020 was driven primarily by the continued adoption of secure mobile wallet solutions, and to a lesser degree increased demand for embedded mobile power solutions. The year to date increase comparison was modestly offset by the divestment of the Voice and Audio Solutions, which closed early in the first quarter of 2020. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure and Other end-market was $837 million for the six months ended July 4, 2021, declined 20 million or 2.3% year-on-year. The first half 2021 decline compared to the first half 2020 was due to a combination of lower shipments of smart RF antenna solutions which were impacted by the U.S. ban on sales to Huawei, as well as reduced demand for secure identification, payment and access solutions, and lower demand for multi-core processors within the mass market for network edge solutions. These declines were partially offset by a positive rebound in RF Power products for the cellular basestation market, and improved demand for wireless access products.

Gross profit
Q2 2021 compared to Q2 2020
Gross profit for the three months ended July 4, 2021 was $1,422 million, or 54.8% of revenue, compared to $860 million, or 47.3% of revenue for the three months ended June 28, 2020. The increase of $562 million was driven by higher revenue as a result of accelerating demand and as such, improved loading and manufacturing efficiencies offset by a less favorable product mix and higher personnel-related costs, including variable compensation cost.

YTD 2021 compared to YTD 2020
Gross profit for the six months ended July 4, 2021 was $2,777 million, or 53.8% of revenue, compared to $1,857 million, or 48.4% of revenue for the six months ended June 28, 2020. The increase of $920 million was primarily driven by the significant higher revenue in the first half of 2021 compared to the first half of 2020 which is the result of accelerating demand and as such, improved loading and manufacturing efficiencies offset by higher personnel-related cost, including variable compensation cost, and a less favorable product mix.

Operating expenses
Q2 2021 compared to Q2 2020
Operating expenses for the three months ended July 4, 2021 totaled $849 million, or 32.7% of revenue, compared to $1,004 million, or 55.3% of revenue, for the three months ended June 28, 2020.

YTD 2021 compared to YTD 2020
Operating expenses for the six months ended July 4, 2021 totaled $1,712 million, or 33.2% of revenue, compared to $2,043 million, or 53.2% of revenue, for the six months ended June 28, 2020.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Research and development	476	402	937	827
Selling, general and administrative	234	222	456	455
Amortization of acquisition-related intangible assets	139	380	319	761
Total operating expenses	849	1,004	1,712	2,043

■	R&D	■	SG&A	■	Amortization acquisition-related

Q2 2021 compared to Q2 2020
The decrease in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended July 4, 2021 increased by $74 million, or 18.4%, when compared to the three months ended June 28, 2020 driven by:
+ higher personnel-related costs, including variable compensation costs; and
- lower restructuring costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended July 4, 2021 increased by 12 million, or 5.4%, when compared to the three months ended June 28, 2020 mainly due to:
+ higher personnel-related costs, including variable compensation costs; and
- lower share-based compensation expenses as a result of the CEO transition in 2020.

Amortization of acquisition-related intangible assets decreased by $241 million, or 63.4%, when compared to the three months ended June 28, 2020 driven by:
- certain intangibles became fully amortized during 2020.

YTD 2021 compared to YTD 2020
The decrease in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the six months ended July 4, 2021 increased by $110 million, or 13.3%, when compared to the six months ended June 28, 2020 driven by:
+ higher personnel-related costs, including variable compensation costs;
- higher subsidies, offsetting research and development costs; and
- lower restructuring costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the six months ended July 4, 2021 remained flat with an increase of $1 million, or 0.2%, when compared to the six months ended June 28, 2020 mainly due to:
+ higher personnel-related costs, including variable compensation costs; and
- lower share-based compensation expenses as a result of the CEO transition in 2020.
Amortization of acquisition-related intangible assets decreased by $442 million, or 58.1%, when compared to the six months ended June 28, 2020 driven by:
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

The following table presents the split of other income (expense) for each of the three and six month periods ended July 4, 2021 and June 28, 2020:

($ in millions)	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Result from MSA and TSA arrangements	(1)	(1)	(2)	(1)
Other, net	1	—	2	110
Total	—	(1)	—	109

Q2 2021 compared to Q2 2020
Other income (expense) reflects nil for the three month period ended July 4, 2021 and an expense of $1 million for the three month period ended June 28, 2020.

YTD 2021 compared to YTD 2020
Other income (expense) reflects nil for the six month period ended July 4, 2021, compared to an income of $109 million for the six month period ended June 28, 2020. Included in 2020 is $110 million relating to the net gain on the sale of the Voice and Audio Solutions (VAS) assets.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	YTD 2021	YTD 2020

Interest income	1	4	2	8
Interest expense	(90)	(94)	(177)	(176)
Total interest expense, net	(89)	(90)	(175)	(168)
Foreign exchange rate results	(1)	(5)	—	(1)
Miscellaneous financing costs/income and other, net	(10)	(1)	(12)	(5)
Total other financial income (expense)	(11)	(6)	(12)	(6)
Total	(100)	(96)	(187)	(174)

Q2 2021 compared to Q2 2020
Financial income (expense) was an expense of $100 million in the second quarter of 2021 compared to an expense of $96 million in the second quarter of 2020. The change in financial income (expense) is primarily attributable to fair value adjustments in equity-accounted investees, resulting in a loss of $4 million when compared to a profit of $2 million in the second quarter of 2020, a decrease in interest expense ($4 million) as a result of refinancing activities, a decrease in interest income ($3 million) as a result of declining interest rates and less unfavorable foreign exchange results ($4 million).

YTD 2021 compared to YTD 2020
Financial income (expense) was an expense of $187 million in the first six months of 2021 compared to an expense of $174 million in the first six months of 2020. The change in financial income (expense) is primarily attributable to a decrease in interest income ($6 million) as a result of declining interest rate, fair value adjustments in equity-accounted investees, resulting in a loss of $2 million when compared to a profit of $2 million in the second quarter of 2020 and non-service pension cost increased by $3 million.

Benefit (provision) for income taxes

Q2 2021 compared to Q2 2020
Our provision for income taxes was $65 million (13.7% effective tax rate) for the second quarter of 2021 compared to a benefit from income taxes of ($33 million) ((13.7%) effective tax rate) for the second quarter of 2020. The increase in the income tax expense was due to higher income before income taxes, offset by the net change in the valuation allowance between the two periods (as a result of the improved operational performance of the company) and changes in certain estimates.

YTD 2021 compared to YTD 2020
Our provision for income taxes for the first six months of 2021 was $105 million (12.0% effective tax rate) compared to a benefit from income taxes of ($31 million) ((12.4%) effective tax rate) for the first six months of 2020. The increase in the income tax expense was due to higher income before income taxes, offset by the net change in the valuation allowance between the two periods and by an increase in tax incentives (both as a result of the improved operational performance of the company).

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q2 2021	Q2 2020	YTD 2021	YTD 2020

Operating income (loss)	573	(145)	1,065	(77)
Financial income (expense)	(100)	(96)	(187)	(174)
Benefit (provision) for income taxes	(65)	33	(105)	31
Results relating to equity-accounted investees	(2)	(1)	(3)	(2)
Net income (loss)	406	(209)	770	(222)

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the second quarter of 2021, our cash balance was $2,910 million, an increase of $635 million compared to December 31, 2020. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $4,410 million of liquidity as of July 4, 2021.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $300 million in the first six months of 2021, compared to $218 million in the first six months of 2020. During the six month period ended July 4, 2021, we repurchased $2,108 million, or 11.2 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $188.43 per share.

Our total debt amounted to $9,591 million as of Q2 2021, an increase of $1,982 million compared to December 31, 2020 ($7,609 million). On May 11, 2021, NXP issued 2.5% senior notes due in 2031 ($1 billion) and 3.25% senior notes due in 2041 ($1 billion). The net proceeds of the 2.5% Senior Notes due 2031 ("2031 Notes") will be used to finance certain eligible green projects. Pending the allocation of an amount equal to the net proceeds of the 2031 Notes to finance these eligible green projects, the net proceeds of the 2031 Notes, together with the net proceeds of the 3.25% Senior Notes due 2041, will temporarily be held as cash and other short-term securities or used for general corporate purposes, which may include capital expenditures, short-term debt repayment or equity buyback transactions.

At July 4, 2021, our cash balance was $2,910 million of which $206 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first six months of 2021, no dividend was declared by SSMC. In 2020, $90 million has been declared by SSMC, distributed subsequent to the end of the second quarter of 2020, with 38.8% being paid to our joint venture partner.

Cash flows

Our cash and cash equivalents during the first six months of 2021 decreased by $638 million (excluding the effect of changes in exchange rates on our cash position of $(3) million) as follows:

($ in millions, unless otherwise stated)	YTD 2021	YTD 2020

Net cash provided by (used for) operating activities	1,368	926
Net cash (used for) provided by investing activities	(370)	(150)
Net cash provided by (used for) financing activities	(360)	1,454
Increase (decrease) in cash and cash equivalents	638	2,230

Cash Flow from Operating Activities
For the first six months of 2021 our operating activities provided $1,368 million in cash. This was primarily the result of net income of $770 million, adjustments to reconcile the net income of $851 million and changes in operating assets and liabilities of ($252) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $646 million, share-based compensation of $184 million and changes in deferred taxes of $12 million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $230 million increase in receivables and other current assets was primarily driven by the $2 million increase in income tax receivable and $227 million increase in accounts receivable due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collections in the first six months of 2021 compared with the same period in 2020.

The $86 million increase in inventories was primarily related to increased production levels in order to attempt to align inventory on hand with the current revenue forecasts.

The $124 million increase in accounts payable and other liabilities for the six months ended July 4, 2021 was primarily related to the increase in the accrual for variable compensation of $131 million as a result of improved operating results, $176 million in trade accounts payable as a result of increased demand, and $10 million in interest payable; partially offset by the decrease of $15 million in lease liabilities, $70 million related to income and social tax payables, a $26 million reduction in restructuring liabilities, and $82 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP.

For the first six months of 2020 our operating activities provided $926 million in cash. This was primarily the result of net loss of ($222) million, adjustments to reconcile the net loss of $1,034 million and changes in operating assets and liabilities of $113 million. Adjustments to net loss includes offsetting non-cash items, such as depreciation and amortization of $1,083 million, share-based compensation of $212 million, amortization of the discount (premium) on debt and debt issuance costs of $3 million, a gain on sale of assets of ($110) million, results relating to equity-accounted investees of $2 million and changes in deferred taxes of ($156) million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $370 million for the first six months of 2021 and principally consisted of the cash outflows for capital expenditures of $300 million and $72 million for the purchase of identified intangible assets, partly offset by net proceeds of $2 million related to sales and purchases of investments.

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

Cash Flow from Financing Activities
Net cash used for financing activities was $360 million for the first six months of 2021 compared to net cash provided by financing activities of $1,454 million for the first six months of 2020, detailed in the table below:

($ in millions)	YTD 2021	YTD 2020
Proceeds from the issuance of long-term debt	2,000	2,000
Cash paid for debt issuance costs	(22)	(15)
Dividends paid to common stockholders	(260)	(210)
Cash proceeds from exercise of stock options and savings from ESPP	31	37
Purchase of treasury shares	(2,108)	(358)
Other, net	(1)	—

Contractual Obligations

The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. As of July 4, 2021, the Company had purchase commitments of $3,769 million, which are due through 2044.

($ in millions)	Total	2021	2022	2023	2024	2025	2026 and thereafter

Long-term purchase obligations	3,769	519	918	609	481	480	762

Our long-term obligations increased substantially as we locked in long-term supply with our key manufacturing partners.

Off-balance Sheet Arrangements

At the end of the second quarter of 2021, we had no off-balance sheet arrangements other than commitments resulting from normal business operations. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on July 4, 2021. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of July 4, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended July 4, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In March 2021, the board of directors of NXP (the “Board”) approved a new $2 billion 2021 share repurchase program. The new $2 billion share repurchase authorization is in addition to the remaining amount for repurchase under the 2019 share repurchase program, authorized by the Board in November 2019. In addition, the Company purchases shares from participants in the Company’s equity programs who trade shares as trade for taxes. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event, unless a tax exemption applies. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.
The following share repurchase activity occurred under these programs during the three months ended July 4, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
April 5, 2021 – May 9, 2021	1,421,800	$190.84	1,409,592	11,688,793	12,208
May 10, 2021 – June 6, 2021	3,991,886	$199.03	3,984,664	7,526,721	7,222
May 7, 2021 – July 4, 2021	688,800	$200.23	688,800	6,819,312	—
Total	6,102,486		6,083,056		19,430
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

4.1
Indenture, dated as of May 11, 2021, among the Issuers, the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

4.2
Registration Rights Agreement, dated May 11, 2021, among the Issuers, the Company and Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as Representatives. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

4.3
Form of Note for 2.500% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 (included as part of 4.1 thereto) to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

4.4
Form of Note for 3.250% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 (included as part of 4.1 thereto) to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2021 and June 28, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2021 and June 28, 2020; (iii) Condensed Consolidated Balance Sheets as of July 4, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2021 and June 28, 2020; (v) Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 4, 2021 and June 28, 2020; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2021

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

Date:August 3, 2021

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

Date: August 3, 2021

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended July 4, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: August 3, 2021

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, Peter Kelly, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended July 4, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: August 3, 2021

By:	/s/ Peter Kelly
Peter Kelly
Chief Financial Officer