Form 10-Q
period 2021-10-03
NXP Semiconductors N.V.
filed 2021-11-02
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
or
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
Yes  ☐    No  ☒

As of October 29, 2021, there were 265,933,249 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended October 3, 2021

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue	2,861	2,267	8,024	6,105
Cost of revenue	(1,278)	(1,177)	(3,664)	(3,158)
Gross profit	1,583	1,090	4,360	2,947
Research and development	(492)	(438)	(1,429)	(1,265)
Selling, general and administrative	(243)	(203)	(699)	(658)
Amortization of acquisition-related intangible assets	(137)	(418)	(456)	(1,179)
Total operating expenses	(872)	(1,059)	(2,584)	(3,102)
Other income (expense)	—	1	—	110
Operating income (loss)	711	32	1,776	(45)
Financial income (expense):
Other financial income (expense)	(93)	(106)	(280)	(280)
Income (loss) before income taxes	618	(74)	1,496	(325)
Benefit (provision) for income taxes	(95)	57	(200)	88
Results relating to equity-accounted investees	3	(1)	—	(3)
Net income (loss)	526	(18)	1,296	(240)
Less: Net income (loss) attributable to non-controlling interests	7	4	27	17
Net income (loss) attributable to stockholders	519	(22)	1,269	(257)

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	1.95	(0.08)	4.66	(0.92)
Diluted	1.91	(0.08)	4.57	(0.92)

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	266,557	279,467	272,314	279,511
Diluted	271,359	279,467	277,886	279,511

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income (loss)	526	(18)	1,296	(240)
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(2)	4	(16)	5
Change in foreign currency translation adjustment	(23)	37	(56)	14
Change in net actuarial gain (loss)	—	(1)	—	(4)
Total other comprehensive income (loss)	(25)	40	(72)	15
Total comprehensive income (loss)	501	22	1,224	(225)
Less: Comprehensive income (loss) attributable to non-controlling interests	7	4	27	17
Total comprehensive income (loss) attributable to stockholders	494	18	1,197	(242)

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	October 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	2,303	2,275
Accounts receivable, net	979	765
Inventories, net	1,173	1,030
Other current assets	266	254
Total current assets	4,721	4,324
Non-current assets:
Other non-current assets	1,070	1,013
Property, plant and equipment, net of accumulated depreciation of $4,565 and $4,237	2,510	2,284
Identified intangible assets, net of accumulated amortization of $7,441 and $7,007	1,741	2,242
Goodwill	9,968	9,984
Total non-current assets	15,289	15,523
Total assets	20,010	19,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,140	991
Restructuring liabilities-current	30	60
Other current liabilities	1,269	966
Short-term debt	999	—
Total current liabilities	3,438	2,017
Non-current liabilities:
Long-term debt	8,594	7,609
Restructuring liabilities	13	14
Deferred tax liabilities	84	85
Other non-current liabilities	909	971
Total non-current liabilities	9,600	8,679
Total liabilities	13,038	10,696
Equity:
Non-controlling interests	234	207

Stockholders’ equity:
Common stock, par value €0.20 per share:	59	59
Capital in excess of par value	14,392	14,133
Treasury shares, at cost:
23,179,725 shares (2020: 9,044,952 shares)	(4,028)	(1,037)
Accumulated other comprehensive income (loss)	45	117
Accumulated deficit	(3,730)	(4,328)
Total stockholders’ equity	6,738	8,944
Total equity	6,972	9,151
Total liabilities and equity	20,010	19,847

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net income (loss)	1,296	(240)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	952	1,672
Share-based compensation	265	295
Amortization of discount (premium) on debt, net	1	(1)
Amortization of debt issuance costs	5	7
Net (gain) loss on sale of assets	—	(111)
(Gain) loss on equity security, net	(2)	—
Results relating to equity-accounted investees	—	3
Deferred tax expense (benefit)	6	(274)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(214)	(1)
(Increase) decrease in inventories	(143)	129
Increase (decrease) in accounts payable and other liabilities	242	(14)
Decrease (increase) in other non-current assets	(106)	(16)
Exchange differences	(3)	6
Other items	(7)	(2)
Net cash provided by (used for) operating activities	2,292	1,453
Cash flows from investing activities:
Purchase of identified intangible assets	(99)	(95)
Capital expenditures on property, plant and equipment	(501)	(288)
Purchase of equipment leased to others	(14)	—
Insurance recoveries received for equipment damage	7	—
Proceeds from disposals of property, plant and equipment	1	3
Purchase of interests in businesses, net of cash acquired	(17)	(21)
Proceeds from sale of interests in businesses, net of cash divested	—	161
Purchase of investments	(6)	(15)
Proceeds from sale of investments	8	—
Proceeds from return of equity investment	3	—
Net cash provided by (used for) investing activities	(618)	(255)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,000	2,000
Cash paid for debt issuance costs	(22)	(15)
Dividends paid to non-controlling interests	—	(34)
Dividends paid to common stockholders	(412)	(315)
Proceeds from issuance of common stock through stock plans	60	64
Purchase of treasury shares and restricted stock unit withholdings	(3,265)	(370)
Other, net	(1)	—
Net cash provided by (used for) financing activities	(1,640)	1,330
Effect of changes in exchange rates on cash positions	(6)	(7)
Increase (decrease) in cash and cash equivalents	28	2,521
Cash and cash equivalents at beginning of period	2,275	1,045
Cash and cash equivalents at end of period	2,303	3,566

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	216	211
Income taxes, net of refunds	250	103
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	—	163
Book value of these assets	—	(52)
Non-cash investing activities:
Non-cash capital expenditures	224	62

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
Net income (loss)						353	353	11	364
Other comprehensive income					(56)		(56)		(56)
Share-based compensation plans			91				91		91
Shares issued pursuant to stock awards	361			37		(6)	31		31
Treasury shares repurchased and retired	(5,087)			(905)			(905)		(905)
Dividends common stock ($0.5625 per share)						(155)	(155)		(155)
Balance as of April 4, 2021	275,749	59	14,224	(1,905)	61	(4,136)	8,303	218	8,521
Net income (loss)						397	397	9	406
Other comprehensive income					9		9		9
Share-based compensation plans			88				88		88
Shares issued pursuant to stock awards	64			6		(6)	—		—
Treasury shares and restricted stock unit withholdings	(6,103)			(1,203)			(1,203)		(1,203)
Dividends common stock ($0.5625 per share)						(152)	(152)		(152)
Balance as of July 4, 2021	269,710	59	14,312	(3,102)	70	(3,897)	7,442	227	7,669
Net income (loss)						519	519	7	526
Other comprehensive income					(25)		(25)		(25)
Share-based compensation plans			80				80		80
Shares issued pursuant to stock awards	2,430			231		(202)	29		29
Treasury shares and restricted stock unit withholdings	(5,800)			(1,157)			(1,157)		(1,157)
Dividends common stock ($0.5625 per share)						(150)	(150)		(150)
Balance as of October 3, 2021	266,340	59	14,392	(4,028)	45	(3,730)	6,738	234	6,972

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655
Net income (loss)						(21)	(21)	8	(13)
Other comprehensive income					(61)		(61)		(61)
Share-based compensation plans			108				108		108
Shares issued pursuant to stock awards	497			47		(18)	29		29
Treasury shares repurchased and retired	(2,933)			(355)			(355)		(355)
Expiration of stock purchase warrants			(56)			56	—		—
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of March 29, 2020	279,001	64	15,236	(3,345)	14	(2,933)	9,036	222	9,258
Net income (loss)						(214)	(214)	5	(209)
Other comprehensive income					36		36		36
Share-based compensation plans			104				104		104
Shares issued pursuant to stock awards	252			23		(15)	8		8
Treasury shares and restricted stock unit withholdings	(40)			(3)			(3)		(3)
Expiration of stock purchase warrants			(112)			112	—		—
Dividends non-controlling interests								(34)	(34)
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of June 28, 2020	279,213	64	15,228	(3,325)	50	(3,155)	8,862	193	9,055
Net income (loss)						(22)	(22)	4	(18)
Other comprehensive income					40		40		40
Share-based compensation plans			86				86		86
Shares issued pursuant to stock awards	611			58		(31)	27		27
Treasury shares and restricted stock unit withholdings	(95)			(12)			(12)		(12)
Dividends common stock ($0.375 per share)						(105)	(105)		(105)
Balance as of September 27, 2020	279,729	64	15,314	(3,279)	90	(3,313)	8,876	197	9,073

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

On October 12, 2021, NXP announced that Bill Betz, formerly the Company’s Senior Vice President, Business Finance, had been named as Executive Vice President and Chief Financial Officer. Mr. Betz will succeed Peter Kelly who will provide advice and assistance to the Company's CEO and transition assistance and support to Mr. Betz through his previously announced retirement date.

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

3 Acquisitions and Divestments

2021
On July 6, 2021, we acquired Retune DSP for a total consideration of $15.7 million, net of closing adjustments.

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

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Distributors	1,631	1,243	4,617	3,286
Original Equipment Manufacturers and Electronic Manufacturing Services	1,191	983	3,295	2,695
Other	39	41	112	124
Total	2,861	2,267	8,024	6,105

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Depreciation of property, plant and equipment	139	139	406	408
Amortization of internal use software	1	1	5	4
Amortization of other identified intangible assets 1)	166	449	541	1,260
Total - Depreciation, amortization and impairment	306	589	952	1,672
1) For the nine month period ending October 3, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million. For the three and nine month periods ending September 27, 2020, the amounts include an impairment relative to IPR&D acquired as part of the acquisition of Freescale for an amount of $36 million.

Other income (expense)

Income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Result from MSA and TSA arrangements	1	—	(1)	(1)
Other, net	(1)	1	1	111
Total - Other income (expense)	—	1	—	110

Financial income and expense

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Interest income	1	3	3	11
Interest expense	(96)	(100)	(273)	(276)
Total interest expense, net	(95)	(97)	(270)	(265)
Foreign exchange rate results	3	(5)	3	(6)
Miscellaneous financing costs/income and other, net	(1)	(4)	(13)	(9)
Total other financial income/ (expense)	2	(9)	(10)	(15)
Total - Financial income and expenses	(93)	(106)	(280)	(280)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income (loss)	526	(18)	1,296	(240)
Less: net income (loss) attributable to non-controlling interests	7	4	27	17
Net income (loss) attributable to stockholders	519	(22)	1,269	(257)

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	266,557	279,467	272,314	279,511
Plus incremental shares from assumed conversion of:
Options 1)	378	—	397	—
Restricted Share Units, Performance Share Units and Equity Rights 2)	4,424	—	5,175	—
Dilutive potential common shares	4,802	—	5,572	—

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	271,359	279,467	277,886	279,511

EPS attributable to stockholders in $:
Basic net income (loss)	1.95	(0.08)	4.66	(0.92)
Diluted net income (loss)	1.91	(0.08)	4.57	(0.92)
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q3 2021 and YTD 2021 (Q3 2020: 0.9 million shares; YTD 2020: 0.9 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q3 2021 and YTD 2021 (Q3 2020: 7.4 million shares; YTD 2020: 7.4 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At October 3, 2021 and December 31, 2020, our cash balance was $2,303 million and $2,275 million, respectively, of which $217 million and $185 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first nine months of 2021, no dividend was declared by SSMC. In 2020, $90 million has been declared by SSMC, which was distributed in the third quarter of 2020, with 38.8% being paid to our joint venture partner.
Inventories

The portion of finished goods stored at customer locations under consignment amounted to $13 million as of October 3, 2021 (December 31, 2020: $31 million).

Inventories are summarized as follows:

	October 3, 2021	December 31, 2020
Raw materials	96	66
Work in process	894	786
Finished goods	183	178
	1,173	1,030
The amounts recorded above are net of allowance for obsolescence of $115 million as of October 3, 2021 (December 31, 2020: $122 million).

Equity Investments

At October 3, 2021 and December 31, 2020, the total carrying value of investments in equity securities is summarized as follows:

	October 3, 2021	December 31, 2020
Marketable equity securities	21	19
Non-marketable equity securities	23	40
Equity-accounted investments	74	61
	118	120

The total carrying value of investments in equity-accounted investees is summarized as follows:

	October 3, 2021		December 31, 2020
	Shareholding %	Amount	Shareholding %	Amount
Wise Road Industry Investment Fund I, L.P.	9.66%	37	10.17%	29
Others	—	37	—	32
		74		61

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Company’s share in income (loss)	4	(1)	1	(3)
Other results	(1)	—	(1)	—
	3	(1)	—	(3)

Other current liabilities

Other current liabilities at October 3, 2021 and December 31, 2020 consisted of the following:

	October 3, 2021	December 31, 2020
Accrued compensation and benefits	516	286
Income taxes payable	82	140
Dividend payable	150	105
Other	521	435
	1,269	966

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2020	281	11	(175)	117
Other comprehensive income (loss) before reclassifications	(56)	(13)	—	(69)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(9)	—	(9)
Tax effects	—	6	—	6
Other comprehensive income (loss)	(56)	(16)	—	(72)
As of October 3, 2021	225	(5)	(175)	45

Cash dividends

The following dividends were declared during the first three quarters of 2021 and 2020 under NXP’s quarterly dividend program:

	Fiscal year 2021		Fiscal year 2020
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.5625	155	0.375	105
Second quarter	0.5625	152	0.375	105
Third quarter	0.5625	150	0.375	105
	1.6875	457	1.125	315
The dividend declared in the third quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of October 3, 2021 and was subsequently paid on October 6, 2021.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2021:

	As of January 1, 2021	Additions	Utilized	Released	Other changes	As of October 3, 2021
Restructuring liabilities	74	1	(32)	—	—	43

The restructuring charges consist of personnel lay-off costs of $1 million restructuring costs incurred for the nine month period ended October 3, 2021 (September 27, 2020: $40 million).

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Cost of revenue	—	12	—	15
Research and development	—	7	1	17
Selling, general and administrative	—	2	—	8
Net restructuring charges	—	21	1	40

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Tax expense (benefit)	95	(57)	200	(88)
Effective tax rate	15.4%	77.0%	13.4%	27.1%

Our provision for income taxes for the first nine months of 2021 was $200 million (13.4% effective tax rate) compared to a benefit from income taxes of ($88 million) (27.1% effective tax rate) for the first nine months of 2020. The increase in the income tax expense was due to higher income before income taxes, offset by the net change in the valuation allowance between the two periods and an increase in tax incentives (both as a result of the improved operational performance of the company).

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes for the third quarter of 2021 by $3 million and decreased by $2 million for the third quarter 2020 (YTD 2021: a decrease of $10 million and YTD 2020: a decrease of $7 million). The benefit of this tax holiday on net income per share (diluted) was $0.01 for the third quarter of 2021 (YTD 2021: $0.04) and $0.01 for the third quarter of 2020 (YTD 2020: $0.03).

7 Identified Intangible Assets

Identified intangible assets as of October 3, 2021 and December 31, 2020, respectively, were composed of the following:

	October 3, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	111	—	147	—
Marketing-related	81	(81)	81	(81)
Customer-related	910	(371)	957	(381)
Technology-based	8,080	(6,989)	8,064	(6,545)
Identified intangible assets	9,182	(7,441)	9,249	(7,007)

(1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2021 (remaining)	166
2022	579
2023	343
2024	156
2025	102
Thereafter	395
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of October 3, 2021 (December 31, 2020: 4 years).

8 Debt

The following table summarizes the outstanding debt as of October 3, 2021 and December 31, 2020:

		October 3, 2021		December 31, 2020
	Maturities	Amount	Effective rate	Amount	Effective rate
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	1,000	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	—	—
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		9,650		7,650
Unamortized discounts, premiums and debt issuance costs		(57)		(41)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		9,593		7,609
Current portion of long-term debt		999		—
Long-term debt		8,594		7,609

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the members of the management team of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue and other income	2	16	6	52
Purchase of goods and services	1	9	3	35

The following table presents the amounts related to receivable and payable balances with these related parties:

	October 3, 2021	December 31, 2020
Receivables	2	3
Payables	3	7

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	October 3, 2021	December 31, 2020
Assets:
Money market funds	1	1,520	1,469
Marketable equity securities	1	21	19
Derivative instruments-assets	2	1	18

Liabilities:
Derivative instruments-liabilities	2	(13)	—

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

As of October 3, 2021, the estimated fair value of debt, including the current portion, was $10.4 billion ($8.6 billion as of December 31, 2020). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of October 3, 2021, the Company had purchase commitments of $4,364 million, which are due through 2044. Our long-term obligations increased substantially year to date as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $20 million accrued for potential and current legal proceedings pending as of October 3, 2021, compared to $17 million accrued at December 31, 2020. The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of October 3, 2021, the Company’s related balance of insurance reimbursements was $8 million (December 31, 2020: $8 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at October 3, 2021, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $20 million. Based upon our past experience with these matters, the Company would expect to receive insurance reimbursement on certain of these claims that would offset the potential maximum exposure of up to $15 million.

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

For the three months ended October 3, 2021, the Company recognized $59 million in insurance proceeds directly offsetting the loss from operations that were incurred in the period. The Company continues to work closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due as a result of the damage and loss.

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
•Off-balance Sheet Arrangements - An update on off-balance sheet arrangements as of December 31, 2020

Overview

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	YTD 2021	YTD 2020

Revenue	2,861	2,267	8,024	6,105
Gross profit	1,583	1,090	4,360	2,947
Operating income (loss)	711	32	1,776	(45)
Cash flow from operating activities	924	527	2,292	1,453
Total debt	9,593	9,356	9,593	9,356
Net debt	7,290	5,790	7,290	5,790
Diluted weighted average number of shares outstanding	271,359	279,467	277,886	279,511
Diluted net income per share	1.91	(0.08)	4.57	(0.92)
Dividends per common share	0.5625	0.375	1.6875	1.125

Q3 2021 compared to Q3 2020
Revenue for the three months ended October 3, 2021 was $2,861 million compared to $2,267 million for the three months ended September 27, 2020, an increase of $594 million or an increase of 26.2% year-on-year. Revenue in the third quarter of 2021 represented a historical record for NXP, which is consistent with the trend seen in the second quarter of 2021. The continued strong revenue growth is primarily due to industry-wide growth in our end-markets as they continue to rebound from the initial shock and widespread market disruption caused by the emergence of the COVID-19 pandemic in the first half of 2020. Growth within the automotive end-market was driven by increased demand across our entire automotive portfolio from our distribution partners and demand from automotive customers to support the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. This growth in the automotive end-market and strong demand in the Industrial & IoT end-market helped to drive the increased year-on-year performance.

Our gross profit percentage for the third quarter of 2021 increased from 48.1% in the third quarter of 2020 to 55.3%, primarily from the continued significant acceleration of revenue in the third quarter of 2021 compared to the same period in 2020, which led to improved loading, cost reductions and efficiencies, partly offset by higher personnel-related costs.

We continue to generate strong operating cash flows, with $924 million in cash flows from operations for the third quarter of 2021. We returned $1,309 million to our shareholders during the third quarter of 2021. Our cash position at the end of the third quarter of 2021 was $2,303 million. On August 26, 2021, the NXP Board of Directors approved a cash dividend of $0.5625 per common share for the third quarter of 2021.

YTD 2021 compared to YTD 2020
Revenue for the nine months ended October 3, 2021 was $8,024 million compared to $6,105 million for the nine months ended September 27, 2020, an increase of $1,919 million or an increase of 31.4%. Revenue in the first nine months of 2021 represented a historical record for NXP. The YTD 2021 growth compared to YTD 2020 was a result of the industry-wide growth after the initial shock and widespread disruption caused by the emergence of the COVID-19 pandemic, combined with company specific content growth in the automotive end-market as the automotive customers focus on secular shift due electrification, advanced driver safety and assistance, and driver connectivity. Additionally, strong performance in the Industrial & IoT and Mobile end-markets helped to underpin the year-on-year performance. The rebound in NXP’s revenue growth began to clearly emerge at the end of the calendar third quarter of 2020, and has continued to accelerate through the third quarter of 2021.

Our gross profit percentage for the nine months ended October 3, 2021 increased from 48.3% for the nine months ended September 27, 2020 to 54.3%, primarily from the significant acceleration of revenue in 2021 after the Covid crisis, and as such, improved loading and manufacturing efficiencies offset by higher personnel-related cost and a less favorable product mix.

Cash flow from operations for the first nine months of 2021 was $2,292 million. Total shareholder return for the first nine months of 2021 was $3,677 million. Our cash position remains solid, with the net proceeds of the $2 billion in Q2 2021 issued debt adding to our cash and cash equivalents.
Results of operations

The following table presents operating income for each of the three and nine month periods ended October 3, 2021 and September 27, 2020, respectively:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	YTD 2021	YTD 2020

Revenue	2,861	2,267	8,024	6,105
% nominal growth	26.2	0.1	31.4	(7.2)
Gross profit	1,583	1,090	4,360	2,947
Research and development	(492)	(438)	(1,429)	(1,265)
Selling, general and administrative	(243)	(203)	(699)	(658)
Amortization of acquisition-related intangible assets	(137)	(418)	(456)	(1,179)
Other income (expense)	—	1	—	110
Operating income (loss)	711	32	1,776	(45)

Revenue
Q3 2021 compared to Q3 2020
Revenue for the three months ended October 3, 2021 was $2,861 million compared to $2,267 million for the three months ended September 27, 2020, an increase of $594 million or an increase of 26.2% year-on-year. Revenue in the third quarter of 2021 represented a historical record for NXP. The continued strong revenue growth was a result of industry-wide growth as NXP began to recover in the year ago period from the challenging economic environment as a result of the COVID-19 pandemic. Growth within the automotive end-market was driven by increased demand across our entire automotive portfolio from our distribution partners and demand from automotive customers to support the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. This growth in the automotive end-market and strong demand in the Industrial & IoT market helped to drive the increased year-on-year performance.

By end-market; revenue within Automotive was $1,455 million, an increase of 50.9% versus the year ago period. Within Industrial & IoT, revenue was $607 million, an increase of 18.1% versus the third quarter of 2020. In Mobile, revenue was $345 million, an increase of 2.4% versus the year ago period, and within Communications Infrastructure & Other, revenue was $454 million, an increase of 0.4% versus the year ago period. When aggregating all end-markets together, and reviewing sales channel performance, business transacted through NXP's third party distribution partners, which primarily services the long-tail, mass market, was $1,631 million, an increase of 31.2%. Sales to NXP's direct OEM and EMS customers was $1,191 million, an increase of 21.2% versus the third quarter of 2020. Revenue increased across all regions.

YTD 2021 compared to YTD 2020
Revenue for the nine months ended October 3, 2021 was $8,024 million compared to $6,105 million for the nine months ended September 27, 2020, an increase of $1,919 million or an increase of 31.4%. Revenue in the first nine months of 2021 represented a historical record for NXP. The YTD 2021 growth compared to YTD 2020 was a result of the industry-wide growth from the continued demand in a supply constrained economic environment in 2021, while 2020 was negatively impacted by the challenging economic environment as a result of the COVID-19 pandemic. This combined with company specific content growth in the automotive end-market as the automotive customers focus on secular shift due electrification, advanced driver safety and assistance, and driver connectivity, and strong demand in the Industrial & IoT and Mobile markets helped to drive the growth in the year to date performance. The rebound in NXP’s revenue growth began to clearly emerge at the end of the calendar third quarter of 2020, and has continued to accelerate through the third quarter of 2021. Revenue increased in all regions.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	Change	YTD 2021	YTD 2020	Change
Automotive	1,455	964	50.9%	3,946	2,632	49.9%
Industrial & IoT	607	514	18.1%	1,749	1,325	32.0%
Mobile	345	337	2.4%	1,038	839	23.7%
Communication Infrastructure & Other	454	452	0.4%	1,291	1,309	(1.4)%
Revenue	2,861	2,267	26.2%	8,024	6,105	31.4%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	Change	YTD 2021	YTD 2020	Change
Distributors	1,631	1,243	31.2%	4,617	3,286	40.5%
OEM/EMS	1,191	983	21.2%	3,295	2,695	22.3%
Other	39	41	(4.9)%	112	124	(9.7)%
Revenue	2,861	2,267	26.2%	8,024	6,105	31.4%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	Change	YTD 2021	YTD 2020	Change
Greater China and Asia Pacific	1,653	1,404	17.7%	4,638	3,637	27.5%
EMEA (Europe, the Middle East and Africa)	536	383	39.9%	1,464	1,089	34.4%
Americas	346	264	31.1%	1,003	685	46.4%
Japan	210	142	47.9%	587	458	28.2%
South Korea	116	74	56.8%	332	236	40.7%
Revenue	2,861	2,267	26.2%	8,024	6,105	31.4%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other

■	Distributors	■	Other
■	OEM/EMS

Q3 2021 compared to Q3 2020
Revenue for the three months ended October 3, 2021 was $2,861 million compared to $2,267 million for the three months ended September 27, 2020, an increase of $594 million or an increase of 26.2% year-on-year. The increase within the third quarter is attributed to the continued recovery from the Covid pandemic in the same period a year ago and strengthening demand, across NXP’s Automotive, Industrial IoT, and Mobile end-markets, while the demand in the Communications Infrastructure & Other end-market stayed flat.

NXP’s revenue to distributors and direct OEM and EMS customers was $1,631 million and $1,191 million, respectively, representing increases of 31.2% and 21.2% versus the third quarter of 2020. Revenue increased across all regions.

Revenue from the Automotive end-market was $1,455 million, an increase of $491 million or 50.9% year-on-year. Within Automotive, customers are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. Furthermore, the increase in Automotive revenue during the third quarter of 2021 can be partially attributed to the ongoing recovery from the impacts of the COVID-19 pandemic, which began to rebound in the third quarter of 2020.

Revenue from the Industrial & IoT end-market was $607 million, an increase of $93 million or 18.1% year-on-year. The Industrial & IoT market is driven by the secular trend of multi-market OEMs seeking to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. During the third quarter of 2021, the year-on-year increase was driven by the continued growth in demand of NXP’s high performance industrial application processors, hybrid multi-core crossover processors, and low-power embedded microcontrollers, in addition to strong demand for the company’s analog high-speed interface devices and system security solutions.

Revenue from the Mobile end-market was $345 million with an increase of $8 million or 2.4% year-on-year. The year-on-year increase was driven by the continued strong adoption of secure mobile wallet solutions and the increased demand for embedded power solutions, which were offset by declines in our semi-custom secure interfaces sold to a premium handset customer. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure and Other end-market was $454 million, an increase of $2 million or 0.4% year-on-year. The Communication Infrastructure and Other end-market is an amalgamation of three separate product portfolios, which service multiple markets, including cellular base stations; the network edge equipment, and the secure access, transit and government sponsored identification market. The increased demand for our secure identification, tagging, and access products, as well as access point connectivity solutions outweighed the year-on-year decline in demand for multi-core processors within the mass market for network edge solutions, as well as reduced revenue for smart RF antenna solutions within our cellular base station portfolio.

YTD 2021 compared to YTD 2020
Revenue for the nine months ended October 3, 2021 was $8,024 million compared to $6,105 for the nine months ended September 27, 2020, an increase of $1,919 million or an increase of 31.4%. The revenue level in the first nine months of 2021 represented a historical record for NXP. The YTD 2021 growth compared to YTD 2020 was a result of the industry-wide growth resulting from the continued demand in a supply constraint driven economic environment in 2021, while 2020 was negatively impacted by the challenging economic environment as a result of the COVID-19 pandemic. This combined with company specific content growth in the automotive end-market as the automotive customers focus on secular shift due electrification, advanced driver safety and assistance, and driver connectivity, and strong demand in the Industrial & IoT and Mobile markets helped to drive the growth in the year-to-date performance, while Communications Infrastructure & Other remained flat. The rebound in NXP’s revenue growth began to clearly emerge at the end of the calendar third quarter of 2020 and has continued to accelerate through the third quarter of 2021.

NXP’s revenue to distributors and direct OEM and EMS customers was $4,617 million and $3,295 million, respectively, representing increases of 40.5% and 22.3% versus nine months ended of 2020. Revenue increased across all regions.

Revenue from the Automotive end-market was $3,946 million, an increase of $1,314 million or 49.9% from $2,632 million for the nine months ended September 27, 2020. The increase was due to increases across the entire automotive end-market product portfolio. From a channel perspective, the year-to-date increase was due to increased demand from the Company’s distribution partners and direct automotive customers.

Revenue from the Industrial & IoT end-market was $1,749 million for the nine months ended October 3, 2021, an increase of $424 million or 32.0%. The year-to-date- increase comparable to the nine months ended a year ago was driven by the continued strong adoption of NXP's high performance industrial application processors, hybrid multi-core crossover processors, and low-power embedded microcontrollers, and analog high-speed interface devices and system security solutions.

Revenue from the Mobile end-market, revenue was $1,038 million for the nine months ended October 3, 2021, an increase of $199 million or 23.7%. The YTD 2021 increase compared to the YTD 2020 was driven primarily by the continued adoption of secure mobile wallet solutions, and to a lesser degree increased demand for embedded mobile power solutions. The year-to-date increase comparison was modestly offset by the divestment of the Voice and Audio Solutions, which closed early in the first quarter of 2020. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure and Other end-market was $1,291 million for the nine months ended October 3, 2021, declined $18 million or 1.4% year-to-date. The YTD 2021 decline compared to the YTD 2020 was due to a combination of reduced demand for multi-core processors within the mass market for network edge solutions, as well as reduced revenue for smart antenna solutions. This was offset by increased demand for our secure identification, tagging, and access products, as well as access point connectivity solutions.

Gross profit
Q3 2021 compared to Q3 2020
Gross profit for the three months ended October 3, 2021 was $1,583 million, or 55.3% of revenue, compared to $1,090 million, or 48.1% of revenue for the three months ended September 27, 2020. The increase of $493 million was driven by higher revenue as a result of accelerating demand and as such, improved loading and manufacturing efficiencies, partly offset by higher personnel-related costs, including variable compensation cost.

YTD 2021 compared to YTD 2020
Gross profit for the nine months ended October 3, 2021 was $4,360 million, or 54.3% of revenue, compared to $2,947 million, or 48.3% of revenue for the nine months ended September 27, 2020. The increase of $1,413 million was primarily driven by the significant higher revenue in the first nine months of 2021 compared to the first nine months of 2020 which is the result of accelerating demand and as such, improved loading and manufacturing efficiencies offset by higher personnel-related cost, including variable compensation cost, and a less favorable product mix.

Operating expenses
Q3 2021 compared to Q3 2020
Operating expenses for the three months ended October 3, 2021 totaled $872 million, or 30.5% of revenue, compared to $1,059 million, or 46.7% of revenue, for the three months ended September 27, 2020.

YTD 2021 compared to YTD 2020
Operating expenses for the nine months ended October 3, 2021 totaled $2,584 million, or 32.2% of revenue, compared to $3,102 million, or 50.8% of revenue, for the nine months ended September 27, 2020.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Research and development	492	438	1,429	1,265
Selling, general and administrative	243	203	699	658
Amortization of acquisition-related intangible assets	137	418	456	1,179
Total operating expenses	872	1,059	2,584	3,102

■	R&D	■	SG&A	■	Amortization acquisition-related

Q3 2021 compared to Q3 2020
The decrease in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended October 3, 2021 increased by $54 million, or 12.3%, when compared to the three months ended September 27, 2020 driven by:
+ higher personnel-related costs, including variable compensation costs; and
- lower restructuring costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended October 3, 2021 increased by $40 million, or 19.7%, when compared to the three months ended September 27, 2020 mainly due to:
+ higher personnel-related costs, including variable compensation costs.

Amortization of acquisition-related intangible assets decreased by $281 million, or 67.2%, when compared to the three months ended September 27, 2020 driven by:
- certain intangibles became fully amortized during 2020.

YTD 2021 compared to YTD 2020
The decrease in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the nine months ended October 3, 2021 increased by $164 million, or 13.0%, when compared to the nine months ended September 27, 2020 driven by:
+ higher personnel-related costs, including variable compensation costs;
- higher subsidies, offsetting research and development costs; and
- lower restructuring costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the nine months ended October 3, 2021 increased with $41 million, or 6.2%, when compared to the nine months ended September 27, 2020 mainly due to:
+ higher personnel-related costs, including variable compensation costs; and
- lower share-based compensation expenses as a result of the CEO transition in 2020.
Amortization of acquisition-related intangible assets decreased by $723 million, or 61.3%, when compared to the nine months ended September 27, 2020 driven by:
- certain intangibles became fully amortized during 2020.

Other income (expense)
Income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are short-term in nature and are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for each of the three and nine month periods ended October 3, 2021 and September 27, 2020:

($ in millions)	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Result from MSA and TSA arrangements	1	—	(1)	(1)
Other, net	(1)	1	1	111
Total	—	1	—	110

Q3 2021 compared to Q3 2020
Other income (expense) reflects nil for the three month period ended October 3, 2021 and an income of $1 million for the three month period ended September 27, 2020.

YTD 2021 compared to YTD 2020
Other income (expense) reflects nil for the nine month period ended October 3, 2021, compared to an income of $110 million for the nine month period ended September 27, 2020. Included in 2020 is $110 million relating to the net gain on the sale of the Voice and Audio Solutions (VAS) assets.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	YTD 2021	YTD 2020

Interest income	1	3	3	11
Interest expense	(96)	(100)	(273)	(276)
Total interest expense, net	(95)	(97)	(270)	(265)
Foreign exchange rate results	3	(5)	3	(6)
Miscellaneous financing costs/income and other, net	(1)	(4)	(13)	(9)
Total other financial income (expense)	2	(9)	(10)	(15)
Total	(93)	(106)	(280)	(280)

Q3 2021 compared to Q3 2020
Financial income (expense) was an expense of $93 million in the third quarter of 2021 compared to an expense of $106 million in the third quarter of 2020. The change in financial income (expense) is primarily attributable to fair value adjustments in equity-accounted investees ($3 million), a decrease in interest expense ($4 million) as a result of refinancing activities, a decrease in interest income ($2 million) as a result of declining interest rates and favorable foreign exchange results ($8 million).

YTD 2021 compared to YTD 2020
Financial income (expense) was an expense of $280 million in the first nine months of 2021 compared to an expense of $280 million in the first nine months of 2020. The change in financial income (expense) is primarily attributable to a decrease in interest expense ($3 million) as a result of refinancing activities, favorable foreign exchange results ($9 million), offset by a decrease in interest income ($8 million) as a result of declining interest rates and an increase of non-service pension cost ($4 million).

Benefit (provision) for income taxes

Q3 2021 compared to Q3 2020
Our provision for income taxes was $95 million (15.4% effective tax rate) for the third quarter of 2021 compared to a benefit from income taxes of ($57 million) (77.0% effective tax rate) for the third quarter of 2020. The increase in the income tax expense was due to higher income before income taxes and due to the changes in certain estimates, offset by an increase in tax incentives as a result of the improved operational performance of the company.

YTD 2021 compared to YTD 2020
Our provision for income taxes for the first nine months of 2021 was $200 million (13.4% effective tax rate) compared to a benefit from income taxes of ($88 million) (27.1% effective tax rate) for the first nine months of 2020. The increase in the income tax expense was due to higher income before income taxes, offset by the net change in the valuation allowance between the two periods and an increase in tax incentives (both as a result of the improved operational performance of the company).

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q3 2021	Q3 2020	YTD 2021	YTD 2020

Operating income (loss)	711	32	1,776	(45)
Financial income (expense)	(93)	(106)	(280)	(280)
Benefit (provision) for income taxes	(95)	57	(200)	88
Results relating to equity-accounted investees	3	(1)	—	(3)
Net income (loss)	526	(18)	1,296	(240)

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2021, our cash balance was $2,303 million, an increase of $28 million compared to December 31, 2020. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $3,803 million of liquidity as of October 3, 2021.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $501 million in the first nine months of 2021, compared to $288 million in the first nine months of 2020. During the nine month period ended October 3, 2021, we repurchased $3,265 million, or 17 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $192.17 per share.

Our total debt amounted to $9,593 million as of Q3 2021, an increase of $1,984 million compared to December 31, 2020 ($7,609 million). Of this, short-term debt amounted to $999 million as of Q3 2021, compared to no short-term debt at December 31, 2020. On May 11, 2021, NXP issued 2.5% senior notes due in 2031 ($1 billion) and 3.25% senior notes due in 2041 ($1 billion).

At October 3, 2021, our cash balance was $2,303 million of which $217 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first nine months of 2021, no dividend was declared by SSMC. In 2020, $90 million has been declared by SSMC, which was distributed in the third quarter of 2020, with 38.8% being paid to our joint venture partner.

Cash flows

Our cash and cash equivalents during the first nine months of 2021 decreased by $34 million (excluding the effect of changes in exchange rates on our cash position of $(6) million) as follows:

($ in millions, unless otherwise stated)	YTD 2021	YTD 2020

Net cash provided by (used for) operating activities	2,292	1,453
Net cash (used for) provided by investing activities	(618)	(255)
Net cash provided by (used for) financing activities	(1,640)	1,330
Increase (decrease) in cash and cash equivalents	34	2,528

Cash Flow from Operating Activities
For the first nine months of 2021 our operating activities provided $2,292 million in cash. This was primarily the result of net income of $1,296 million, adjustments to reconcile the net income of $1,227 million and changes in operating assets and liabilities of ($221) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $952 million, share-based compensation of $265 million and changes in deferred taxes of $6 million.

The change in operating assets and liabilities (working capital accounts) was attributable to the following:

The $214 million increase in receivables and other current assets was primarily driven by the increase in accounts receivable due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collections in the first nine months of 2021 compared with the same period in 2020.

The $143 million increase in inventories was primarily related to increased production levels in order to attempt to align inventory on hand with the current revenue forecasts.

The $242 million increase in accounts payable and other liabilities for the nine months ended October 3, 2021 was primarily related to the increase in the accrual for variable compensation of $227 million as a result of improved operating results, $149 million in trade accounts payable as a result of increased demand, and $46 million in interest payable due to timing of interest payments; partially offset by the decrease of $14 million in lease liabilities, $37 million related to income and social tax payables, a $32 million reduction in restructuring liabilities, $24 million in personnel-related costs, all due to timing of payments, and $73 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP.

For the first nine months of 2020 our operating activities provided $1,453 million in cash. This was primarily the result of net loss of ($240) million, adjustments to reconcile the net loss of $1,591 million and changes in operating assets and liabilities of $98 million. Adjustments to net loss includes offsetting non-cash items, such as depreciation and amortization of $1,672 million, share-based compensation of $295 million, amortization of the discount (premium) on debt and debt issuance costs of $6 million, a gain on sale of assets of ($111) million, results relating to equity-accounted investees of $3 million and changes in deferred taxes of ($274) million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $618 million for the first nine months of 2021 and principally consisted of the cash outflows for capital expenditures of $501 million, $99 million for the purchase of identified intangible assets, $14 million for the purchase of equipment leased to others, $17 million for the net purchase of interests of businesses, partly offset by $7 million of insurance recoveries received for equipment damage and net proceeds of $6 million related to sales and purchases of investments.

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

Cash Flow from Financing Activities
Net cash used for financing activities was $1,640 million for the first nine months of 2021 compared to net cash provided by financing activities of $1,330 million for the first nine months of 2020, detailed in the table below:

($ in millions)	YTD 2021	YTD 2020
Proceeds from the issuance of long-term debt	2,000	2,000
Cash paid for debt issuance costs	(22)	(15)
Dividends paid to non-controlling interests	—	(34)
Dividends paid to common stockholders	(412)	(315)
Cash proceeds from exercise of stock options and savings from ESPP	60	64
Purchase of treasury shares	(3,265)	(370)
Other, net	(1)	—

Contractual Obligations

The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. As of October 3, 2021, the Company had purchase commitments of $4,364 million, which are due through 2044.

($ in millions)	Total	2021	2022	2023	2024	2025	2026 and thereafter

Long-term purchase obligations	4,364	467	1,114	729	590	580	884

Our long-term obligations increased substantially as we locked in long-term supply with our key manufacturing partners.

Off-balance Sheet Arrangements

At the end of the third quarter of 2021, we had no off-balance sheet arrangements other than commitments resulting from normal business operations. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on October 3, 2021. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of October 3, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended October 3, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2021, the board of directors of NXP (the “Board”) approved a $2 billion expansion of its 2021 share repurchase program. The new $2 billion share repurchase authorization is in addition to the $2 billion 2021 share repurchase program, authorized by the Board in March 2021. In addition, the Company purchases shares from participants in the Company’s equity programs who trade shares as trade for taxes. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event, unless a tax exemption applies. The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The following share repurchase activity occurred under these programs during the three months ended October 3, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
July 5, 2021 – August 8, 2021	5,800,443	$199.37	5,037,477	1,789,023	762,966
August 9, 2021 – September 5, 2021	—	$—	—	11,185,519	—
September 6, 2021 – October 3, 2021	—	$—	—	12,351,100	—
Total	5,800,443		5,037,477		762,966
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

The Compensation Committee of the Board of Directors of NXP Semiconductors N.V. (the “Company”) has approved a form of Performance Restricted Stock Unit Award Agreement (attached as Exhibit 10.3 to this Report) for the award of equity grants to our employees, including the Company’s named executive officers. These equity awards will be granted under the NXP Semiconductors N.V. 2019 Omnibus Incentive Plan which was previously approved by the Company’s annual general meeting of shareholders.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

10.1+
Employment Agreement dated August 25, 2021 between NXP USA, Inc. and Jennifer Wuamett (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on August 26, 2021)

10.2+
Employment Agreement dated October 12, 2021 between NXP USA, Inc. and Bill Betz (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on October 12, 2021)

10.3*+	Form of Performance Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2021 and September 27, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2021 and September 27, 2020; (iii) Condensed Consolidated Balance Sheets as of October 3, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2021 and September 27, 2020; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 3, 2021 and September 27, 2020; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2021

NXP Semiconductors N.V.

/s/ William J. Betz
Name: William J. Betz, CFO

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

Date: November 2, 2021

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

Exhibit 31.2
CERTIFICATION
I, William J. Betz, certify that:

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

Date: November 2, 2021

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended October 3, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 2, 2021

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended October 3, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 2, 2021

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer