Form 10-K
period 2021-12-31
NXP Semiconductors N.V.
filed 2022-02-24
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on July 2, 2021 as reported on the Nasdaq Global Select Market, was $54.7 billion. As of February 18, 2022, the Registrant had 262,538,156 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual General Meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, expected timeline to remediate the identified material weakness in our internal control over financial reporting, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:
•market demand and semiconductor industry conditions;
•our ability to successfully introduce new technologies and products;
•the demand for the goods into which our products are incorporated;
•potential impacts of the COVID-19 pandemic;
•trade disputes between the U.S. and China, and the potential increase of barriers to international trade and resulting disruptions to our established supply chains;
•our ability to generate sufficient cash, raise sufficient capital or refinance our debt at or before maturity to meet our debt service, research and development and capital investment requirements;
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
•our ability to form strategic partnerships and joint ventures and successfully cooperate with our strategic alliance partners;
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

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 50 years of innovation and operating history. For the year ended December 31, 2021, we generated revenue of $11,063 million, compared to $8,612 million for the year ended December 31, 2020.

We provide leading solutions that leverage our combined portfolio of intellectual property, deep application knowledge, process technology and manufacturing expertise in the domains of cryptography-security, high-speed interface, radio frequency (RF), mixed-signal analog-digital (mixed A/D), power management, digital signal processing and embedded system design. Our product solutions are used in a wide range of end market applications including: automotive, industrial & Internet of Things (IoT), mobile, and communication infrastructure. We engage with leading global original equipment manufacturers (OEMs) and sell products in all major geographic regions.

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

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $555.9 billion in 2021.

Reporting Segment
NXP has one reportable segment representing the entity as a whole, which reflects the way in which our chief operating decision maker executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

End Market Exposure
Our product groups are focused on four primary end markets that we believe are characterized by long-term, attractive growth opportunities and where we believe we enjoy sustained, competitive differentiation through our technology leadership. The four end markets are Automotive, Industrial & IoT, Mobile, and Communication Infrastructure & Other.

	Automotive	Industrial & IoT	Mobile	Comm Infra & Other
Key Applications	ADAS Electrification Vehicle Networks Secure Car Access eCockpit Body Comfort & Convenience Powertrain	Smart Home Edge Nodes Factory and Building Automation Home Entertainment Power and Energy Smart Appliances Medical Smart Retail	Smartphones Wearables Mobile Accessories	Wireless Basestations Network & Security Banking Cards Government ID documents Transit Cards RFID Tagging
Growth Drivers	Radar systems Domain and zonal processors Electrification systems	Secure connected Edge solutions Smart home and industrial automation Connectivity and crossover processors	UWB mobile access solutions Mobile Wallet/Mobile Transit	RF Power Systems 5G roll out

i.Automotive
Growth in automotive semiconductor sales relies on global vehicle sales and production trends and the increase in semiconductor content per vehicle, which is being driven by the proliferation of electronic features throughout the vehicle. Despite the decline in vehicles sales and production in 2020 due to the outbreak of the COVID-19 and the very low growth in 2021 due to the global supply crisis, the increase in semiconductor content per vehicle continued.

We believe three mega-trends will drive the semiconductor content increase in the future: Autonomous driving, electrification and the service oriented car. Each of the megatrends involve new functions and each new function requires new technologies. The path to full autonomy is driving the increase of driver assistance systems in the car already today. In the same way, strict emissions regulations as well as consumer willingness for energy efficient cars are accelerating the penetration of electrification, which has been even more intensified during the pandemic, with OEMs prioritizing investments in this area. Last but not least, many consumers want their cars to be service oriented, hyper-connected, configurable and upgradeable, in the same way as they are used to with their smartphones.

Semiconductor content per vehicle continues to increase due to government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes as well as consumer demand for greater fuel efficiency, advanced safety, multimedia applications and connectivity. Automotive safety features are evolving from passive safety systems to active safety systems with Advanced Driving Assisted Systems (ADAS) such as radar and vision systems. Semiconductor content is also increasing in engine management and fuel economy applications, like Battery Management Systems (BMS). Comfort and convenience systems and user interface applications, as well as infotainment features such as digital audio broadcasting are also areas with high semiconductor content increases. In addition, the use of networking in automotive applications continues to increase as various subsystems communicate within the automobile and with external devices and networks. Furthermore, we believe networking will play a key role in the electrical/electronic (E/E) architecture transformation towards domain and zonal architectures. Smart car access, automotive Ultra-Wideband (UWB) and Near-Field Communication (NFC) are gaining ground in automotive as well, enabling the connection of vehicles and car keys to portable devices and the infrastructure. Data integrity and security hardware features for safeguarding memory, communication and system data are also increasing in importance.

Due to the high degree of regulatory scrutiny and safety requirements, the automotive semiconductor market is characterized by stringent qualification processes, zero defect quality processes, functionally safe design architecture, high reliability, extensive design-in timeframes and long product life cycles, which results in significant barriers to entry.

ii.Industrial & IoT
The world is becoming smarter, more connected and more data driven, and the Industrial & IoT market sits at the center of this global digital transformation. The Industrial & IoT market is highly fragmented with a diverse collection of products and applications such as factory automation, smart home, smart appliances, home entertainment, smart retail, power and energy and medical electronics.

Growth in the Industrial market is driven by the replacement of traditional mechanical equipment by smart and connected electronic equipment using various sensors, processors, connectivity and security chipsets that align well with NXP’s ability to provide a complete range of processing, connectivity and secure solutions. In IoT, growth is driven by the increasing use of high-performance edge and media devices (e.g., home entertainment, connected home assistants, home control and security) and low power IoT nodes (e.g. smart home, hearables, health trackers) where NXP scalable solutions across the entire embedded processing spectrum are ideally suited. Working and learning from home significantly increased in the past two years due to the COVID-19 pandemic, resulting in strong demand for smart home devices, computing peripherals, home entertainment and gaming consoles within our Industrial & IoT business.

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

Finally, with the growing number of connected devices, latency, privacy and bandwidth have become critical limiting factors and Edge computing solves this by bringing the intelligence closer to the source. Security and tamper-detection capabilities are also becoming essential features of these Industrial & IoT solutions.

iii.Mobile
Mobile includes applications such as smartphones, feature phones, tablets, wearables and mobile accessories. NXP has a strong focus on mobile wallet, Ultra-Wideband (UWB) and specialty custom analog solutions. The demand for faster speeds, improved battery life, fast charging, mobile wallets, highly secure localization and sensing technology, mobile transit and authentication is driving increased semiconductor content for NXP. The growth in this market is mainly driven by the increasing attach rate of these features across devices, vendors and regions, from flagship smartphones down to feature phones, from developed countries to emerging regions. UWB, thanks to its unique precision, robustness, and reliability, is emerging as a secure, fine-ranging technology capable of enabling a wide range of innovative location-based user experiences. The technology is gaining momentum thanks to wider chipset availability, adoption across various devices by multiple brands, and the formation of a strong UWB ecosystem across the whole supply chain and NXP is well positioned in this market.

iv.Communication Infrastructure & Other
The Communication Infrastructure & Other end market is a combination of three different application markets, namely 5G networks, digital network communications and secure edge identification solutions.

The transition to 5G and the cloudification of the network present a significant opportunity for NXP. More base stations are needed and massive MIMO radio technology - which provides better throughput and better spectrum efficiency - is greatly expanding the number of antennas and power amplifiers needed. Small cells are also deployed to improve coverage and capacity of wireless networks. In power amplification, as more bandwidth and higher frequencies are needed, we observe an increasing adoption of GaN technology because of its higher power output and efficiency.

Workplaces are evolving from offices to homes, and consumers and enterprises need to adapt to changing working conditions, leading to increasing demand for better digital communication capabilities and digital content. This creates strong growth in the network communications market. Meanwhile, billions of connected devices exchange more and more data, leading to strong demand for device edge and cloud processing solutions.

Finally, in secure edge identification solutions, NXP has extensive experience providing customers with solutions for applications demanding the highest security and reliability (ePassports, eID credentials, transportation & payment cards and RFID solutions). Further digitalization of governmental services, the trend towards secure contactless payment and the need to improve tracking, traceability and authentication of products are driving demand across these applications.

Products
We offer customers a broad portfolio of semiconductor products, including microcontrollers, application processors, communication processors, connectivity chipsets, analog and interface devices, RF power amplifiers, security controllers and sensors. A key element of our strategy is to offer highly integrated and secure solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We believe we have the broadest ARM processor portfolio in the industry, from microcontrollers to crossover processors and from application processors to communication processors.

i.Microcontrollers
We have been a provider of MCU solutions for more than 40 years. MCUs integrate all of the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive, smartcards, industrial and consumer markets. Our MCU product portfolio ranges from 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. Our portfolio is highly scalable, and is coupled with our extensive software and design tools. This enables our customers to design-in and deploy our MCU families, leveraging a consistent software development environment. Due to the scalability of our portfolio we are able to help future-proof our customer’s products as their systems evolve, becoming more complex or requiring greater processing capabilities over time. For automotive applications, our microcontrollers deliver the required reliability, security and functional safety to address current and future automotive challenges. In an increasingly connected and networked society, where security is playing a more important role, our MCU families are equipped with varying security features (such as remote authentication, system/data integrity, secure communication and anomaly detection) to address different type of security risks. Our new i.MX RT crossover processors are built using applications processors chassis, delivering a high level of integration, high speed peripherals, enhanced security, and engines for enhanced user experience (for example, 2D/3D graphics), but powered by a low-power MCU core running a real-time operating system like Amazon Free RTOS or Zephyr RTOS. The i.MX RT series offers the high performing Arm Cortex-M core, real-time functionality, and MCU usability at an affordable price. Our S32x Automotive Processing Platform offers scalability across products and multiple application domains with S32K MCU’s based on Arm Cortex-M cores with Automotive Safety Integrity Level (ASIL-D) capabilities.

ii.Application Processors
Application processors consist of a computing core with embedded memory and special-purpose hardware and software for secure multimedia applications such as graphics and video. Our products focus on consumer devices, industrial applications and automotive applications, like driver information systems, ADAS and vehicle networking that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. Our i.MX 8 and 9 families are the latest generations of our general purpose application processors. Our i.MX 8 family is a feature and performance scalable multi-core platform that includes single, dual and quad-core families based on the Arm Cortex architecture for advanced graphics, imaging, machine vision, audio, voice, video, and safety-critical applications. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single, dual and quad core implementations. Software support includes Linux and Android implementations. Our i.MX 9 series of application processors integrates hardware neural processing units across the entire series for acceleration of machine learning applications at the edge. In Automotive, our S32x Automotive Processing Platform offers scalability across products and multiple application domains based on Arm Cortex-A, Cortex-R, and Cortex-M cores with Automotive Safety Integrity Level (ASIL-D) capabilities with software compatibility from the MCU’s to SoC’s.

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

The following table shows selected key information with respect to our major front-end and back-end facilities:

Site	Ownership	Wafer sized used	Line widths used (vm)	Technology/Products
			(Microns)
Front-end
Singapore (SSMC)¹⁾	61.2%	8”	0.14-0.25	CMOS, eNVM, Power, BCDMOS, RF
Nijmegen, the Netherlands	100%	8”	0.14-1.00	CMOS, BCDMOS, RF, Power MOSFET
Austin (Oak Hill), United States	100%	8”	0.25-1.50	CMOS, Sensors, RF, Power MOSFET
Chandler, United States	100%	8”	0.18-0.50	CMOS, eNVM, BCDMOS
Chandler RF, United States	100%	6”	0.25-0.40	GaN
Austin (Ed Bluestein), United States	100%	8”	0.09-0.18	CMOS, eNVM, BCDMOS, Radar

Back-end
Kaohsiung, Taiwan	100%	—	—	NFC, Automotive Car-access, In-Vehicle Networking, Micro-controllers, ADAS (Radar), Analog, Mixed-Signal and Power
Bangkok, Thailand	100%	—	—	Automotive In-Vehicle Networking and Sensors, Analog, RFID, Banking and e-Passport modules, Power Management
Kuala Lumpur, Malaysia	100%	—	—	Micro-processors, ADAS/Radar, Micro-controllers, Advanced Audio Processor, Sensors, Power Management, Analog and Mixed Signal, RF devices
Tianjin, China	100%	—	—	Micro-processors, Micro-controllers, Power Management, Battery Management, Analog and Mixed Signal
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

We typically source our other raw materials in a similar fashion as our wafers, although our portfolio of suppliers is more diverse. Some of our suppliers provide us with materials on a just-in-time basis, which permits us to reduce our procurement costs and the negative cash flow consequences of maintaining inventories, but exposes us to potential supply chain interruptions. We purchase most of our raw materials on the basis of fixed price contracts.

Due to the COVID-19 pandemic, semiconductor supply chains have been under significant pressure. As a result, there has been a tendency towards longer term contracts with suppliers in exchange for capacity. From an operational perspective, all of our manufacturing facilities continue to operate around the world in accordance with guidance issued by local and national government authorities.

Sales, Marketing and Customers
We market our products and solutions worldwide to a variety of OEMs, contract manufacturers and distributors. We generate demand for our products by delivering product solutions to our customers, and supporting their system design-in activities by providing application architecture expertise and local field application engineering support.

Our sales and marketing teams are organized into five regions, which are EMEA (Europe, the Middle East and Africa), the Americas, Japan, South Korea, and Greater China and Asia Pacific). These sales regions are responsible for managing customer relationships and creating demand for our solutions through the full ecosystem development. In addition, our sales and marketing teams in the regions partner with our distributors and our large number of mass market customers.

Our sales and marketing strategy focuses on key defined verticals in Automotive, Mobile, Industrial & IoT and Communication Infrastructure, deepening our relationship with our top OEMs and electronic manufacturing service customers, expanding our reach to our mass market customers, startups and our distribution partners and becoming their preferred supplier, which we believe assists us in reducing sales volatility in challenging markets. We have long-standing customer relationships with most of our customers. Our 10 largest OEM end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Aptiv, Bosch, Continental, Denso, Harman Auto, LGE, Samsung, Visteon, and Vitesco. We also have a strong position with our distribution partners, including our three largest, Arrow, Avnet and WT Micro.

Our revenue is primarily the sum of our direct sales to OEMs plus our distributors’ resale of NXP products. Avnet accounted for 18% of our revenue in 2021 and 17% in 2020. No other distributor accounted for greater than 10% of our revenue. No OEM for which we had direct sales to accounted for more than 10% of our revenue in 2021 or 2020.

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

Competition
We compete with many different semiconductor companies on a global basis, including with both integrated device manufacturers (“IDMs”) as well as fabless companies. Nearly all our competitors invest extensively in research and development, manufacturing, sales and marketing capabilities across a broad spectrum of product lines. Many of our competitors are focused on single applications or market segments. Most of our competitors compete with us with respect to some, but not all, of our product lines.

Our primary key public competitors in alphabetical order include, but are not limited to, Analog Devices Inc., Infineon Technologies AG, Intel Corp., Marvell Technology, Mediatek Inc., Microchip Technology Inc., NVIDIA Corp., Qualcomm Incorporated, Renesas Electronics Corp., STMicroelectronics NV and Texas Instruments Incorporated.

The basis on which we compete varies across end markets and geographic regions. This includes competing on the basis of our ability to develop new products and the underlying intellectual property in a timely manner to meet customer requirements in terms of product features, quality, performance, warranty, availability and cost. In addition, we are asked to deliver full system capabilities which include multiple NXP devices and enabling software. This requires in-depth knowledge of specific applications in target markets in order to develop robust system solutions and qualified customer support resources.

Seasonality
Historically, our net revenue does not display consistent or predictable seasonal patterns.

Government Regulation, including Environmental Regulation
The information set forth under the “Environmental remediation” caption of Note 15 of our notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with government and environmental regulation, see Part I, Item 1A. Risk Factors.

Information about our Executive Officers
The names, ages and positions as of February 24, 2022, of our executive officers, including our chief executive officer, Mr. Sievers, are as follows:

Name	Age	Position
Kurt Sievers	52	Executive director, president and chief executive officer
Bill Betz	44	Executive vice president and chief financial officer
Christopher Jensen	52	Executive vice president and chief human resources officer
Andy Micallef	57	Executive vice president global operations
Stephen Owen	61	Executive vice president sales & marketing
Jennifer Wuamett	56	Executive vice president and general counsel

Human Capital
At NXP, our diverse and talented employees drive the innovation that sets our company apart and fuels our success in the market. Across the globe, we have policies and programs to attract and maintain the best talent possible. We focus on driving employee engagement; building thought leadership; embracing diversity, equity and inclusion; providing competitive and fair compensation and benefits; enabling talent development and growth opportunities; investing in future talent; focusing on employee retention; and giving back to our communities.
NXP’s workforce includes direct labor (DL) and indirect labor (IDL). DL are those employees directly involved in manufacturing our products, while IDL consists of individual contributors, managers and executives in other functions such as research and development (R&D) and selling, general and administrative (SG&A). At December 31, 2021, we had approximately 31,000 employees, which includes approximately 1,500 employees in our joint venture. Our NXP global workforce spans three regions encompassing 30+ countries and includes approximately 9,300 employees dedicated to research and development of our products and solutions.

2021 NXP Workforce by Region
18%
20%
62%
APAC
EMEA
Americas

We monitor voluntary attrition closely as a key indicator of employee engagement. This attrition is also compared to industry norms to ensure we are effectively retaining our employees throughout the world. During calendar 2021, our voluntary attrition rate was 7.9% for IDL, 18.4% for our DL population and 12.1% of the combined employee population. In 2021, NXP saw a year-over-year increase in employee turnover. To mitigate voluntary turnover, we launched several initiatives centered around retention for strategic roles and top-performing talent, as well as broad-based programs targeting all employees.

Diversity, Equality and Inclusion

At NXP, we value diversity, equality and inclusion, and respect the unique talents, experiences, backgrounds, cultures and ideas of our team members. Our diversity, equality and inclusion approach is centered around ensuring leadership commitment and accountability; building and sustaining a qualified and diverse talent pipeline and equitable processes; and fostering an inclusive culture and a sense of belonging to attract and retain the best talent. NXP continues to contribute resources focused on driving cultural awareness across the Company, which is spearheaded by NXP’s Head of Diversity, Equality and Inclusion. The Compensation Committee of our Board provides oversight of our policies, programs and initiatives focusing on human capital management, including workforce diversity, equality and inclusion.
NXP Employee Resource Groups (ERGs) enable our culture and inclusive work environment, as we work to ensure diversity of thought throughout our company and bring unique perspectives and skills to help those in our communities. Today, we have eight primary ERGs, with representation in Asia, Europe, Mexico and the United States. Membership and participation in ERGs is open to all employees, and global engagement is encouraged. To track the progress of our growing ERGs, we measure membership, programming and employee engagement for each group.
To support our diversity, equality and inclusion approach and demonstrate our commitment to transparency and accountability, we have established the following aspirational 2025 diversity, equality and inclusion stretch goals to improve global gender representation and minority race and ethnicity representation in the United States.

2025 Goals
40% Women in Overall Global Workforce	30% Women in Global Indirect Labor Workforce	20% Women in Executive Positions*	25% Women in R&D Positions	50% Minority Representation in the United States*

2021 Progress towards Goals
37%	24%	13%	17%	49%

* Executive positions are defined as individuals at the level of Vice President and above. Minority representation includes employees who self-identify as Asian, Hispanic or Latino, Black or African American, American Indian or Alaska Native, Pacific Islander or two or more races. We also include within minority representation employees who have not self-identified an ethnicity.

Corporate Values and Employee Engagement
NXP’s values are the foundation of what makes us an extraordinary company. Engaging, developing, and caring for our team members is how we create long-term value for our stakeholders. Our values guide our decision making and speak to how we operate, our inherent beliefs and how we engage and respect each employee’s contribution, and push the boundaries of creativity and innovation. We hold ourselves accountable to our values by including them in our performance evaluation process.

To assess and improve employee engagement, NXP regularly conducts our global Winning Culture Survey. We invite employees to share their level of agreement on a variety of factors, including engagement, strategy, culture, leadership, continuous improvement, collaboration, execution, accountability, work environment and support.

Talent Development
NXP is committed to continuous learning, including mechanisms for learning from others, on-the-job development experiences, and formal training. Using a blend of internally designed and externally sourced courses and learning resources, we offer our employees around the globe a variety of training programs that provide real-time learning opportunities in support of key business processes, requirements and initiatives. We also provide a library of on-demand skills development and microlearning resources to all our employees.
We work to create developmental opportunities for our employees through stretch assignments, project roles, cross-functional interactions, cross-geography engagements, and both temporary and longer-term job rotations – all of which are used to stimulate core skill and leadership competency development, provide on-the-job learning experience, and fuel employee career growth. We also believe that our commitment to our internship programs and university partnerships are a key contributor to developing the new generation of talent, including engineers in our industry and company, and provide a pipeline of recent college graduates into our talent pool.

Compensation and Benefits
We provide total rewards packages that include market competitive base salary, as well as opportunities to earn short-term cash incentives and equity-based incentives. In addition, in an effort to meet the specific needs of our employees and their families, we offer benefits programs, which vary by country/region, and include an Employee Stock Purchase Plan, retirement programs, healthcare and insurance benefits, allowances, paid time off, family leave, flexible work arrangements, and other employee assistance programs.
NXP’s compensation programs are designed to attract the best talent and drive performance across all areas of our diverse workforce. NXP is committed to managing all reward-based compensation programs, including merit increases, incentive program payouts and long-term incentive awards, to deliver on our pay-for-performance philosophy. Rewarding performance is a critical foundation for our overall compensation program.
We also have developed a proactive process to evaluate each reward-based compensation program in real time and provide leaders with feedback to ensure fair and equitable compensation while decisions are being made. NXP relies on third-party data to establish fair, equitable and competitive compensation and benefits programs. We then empower leaders to recognize both individual and team accomplishments through a variety of compensation programs.
Employee Health and Safety
We are committed to the safety of our employees, and we continuously assess safety risks globally to ensure workplace risks are mitigated. We are certified to ISO 45001, the occupational health and safety management system, and have developed robust safety programs and initiatives to safeguard our workforce.
With the unprecedented COVID-19 pandemic ongoing over the last two years, the health and safety of our employees has continued to be of utmost importance, and we have effectively managed our safety programs over this period. For example, employees who are required to be physically at one of our locations are protected with increased safety and site entry requirements, many of which exceed local requirements. We have hosted several successful vaccination drives in some countries where our employees live and work. During this period we have also transitioned many of our employees to remote working partially or full-time to protect those who must be on-site to do their jobs. Additionally, as external conditions improve, we have developed a global flexible work arrangement program which offers eligible employees the ability to work a combination of on-site and remotely. These remote work arrangements reduce the individual site population to further protect employees who must work on-site. We believe the combination of our remote work transitions and our robust on-site safety programs and initiatives has significantly mitigated the safety risks for all our workforce.

Employee Representation
A number of our employees are members of a labor union and in various countries, local law requires us to inform and consult with employee representatives on matters relating to labor conditions. We have not experienced any material strikes or labor disputes in the past and consider our employee relations to be good.
We also have employee-lead worker’s councils in various countries that provide input and oversight to many of the decisions made on behalf of employees.

Climate and Environment
As part of our commitment to reducing emissions and conserving the earth’s natural resources, environment is a key pillar in our Sustainability Policy and strategy. We set company-wide environmental targets to optimize our resource use and consumption, minimize waste and continuously improve. Our targets are set periodically, and we currently are in the process of evaluating and updating focused mid- and long-term targets on carbon footprint reduction, renewable energy consumption, and water and waste recycling.
See Part I, Item 1A. Risk Factors for a discussion of potential global environmental risks that may adversely affect our business operations, such as climate change or natural disasters.
Our commitment to enable a smarter, more sustainable world goes beyond our operations, and includes innovating product solutions that support the sustainability goals and objectives of our stakeholders. We monitor developments of global legislation by tracking current discussions, timelines, and the likelihood of new implementations. During the design and development phase of our new product solutions, we emphasize these potential requirements to coincide with new product introductions. This proactively timed approach supports the success of sustainable green technology for long- and short-term impact of NXP and our customers.
Additional information about our environment strategy, targets and metrics is included in our Corporate Sustainability Report, and can be found on our website1.

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
The outbreak has significantly increased economic and demand uncertainty. We experienced a significant decline in revenue in the first half of 2020 related to the COVID-19 outbreak and then a swift rebound in demand beginning in the third quarter of 2020 and accelerating through the fourth quarter of 2021. The situation remains uncertain and the continued spread of COVID-19 or variants of COVID-19 may result in another economic
1 The contents of our website and our Corporate Sustainability Report and Sustainability Policy are referenced for general information only and are not incorporated by reference in this Form 10-K.

slowdown similar or worse than what we experienced in the first half of 2020, including the possibility that it could lead to a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business” below.
The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may reinstitute these and additional measures as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers as we continue to respond to the COVID-19 situation in the communities in which we operate. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
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
It is difficult for us, our customers and suppliers to forecast demand trends. We may be unable to accurately predict the extent or duration of cycles or their effect on our financial condition or result of operations and can give no assurance as to the timing, extent or duration of the current or future business cycles generally, or specific to the markets in which we participate. In the first half of 2020, demand in the automotive market steeply declined as a result of manufacturing shutdowns by automotive OEMs due to the coronavirus pandemic, resulting in an unforeseen negative impact to our results of operations. Beginning in the third quarter of 2020, demand rebounded more quickly than anticipated and accelerated through the fourth quarter of 2021, resulting in our inability to fully satisfy customer demand. In 2008 and 2009, Europe, the United States and international markets experienced increased volatility and instability related to the global financial crisis. In the event of a future decline in global economic conditions, our business, financial condition and results of operations could be materially adversely affected, and the resulting economic decline might disproportionately affect the markets in which we participate, further exacerbating a decline in our results of operations.

The semiconductor industry is highly competitive. If we fail to introduce new technologies and products in a timely manner, this could adversely affect our business.
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Accordingly, the success of our business depends to a significant extent on our ability to develop new technologies and products that are ultimately successful in the market. The costs related to the research and development necessary to develop new technologies and products are significant and any reduction of our research and development budget could harm our competitiveness. Meeting evolving industry requirements and introducing new products to the market in a timely manner and at prices that are acceptable to our customers are significant factors in determining our competitiveness and success. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or noncompetitive before their introduction. If we are unable to successfully develop new products, our revenue may decline substantially. Moreover, some of our competitors are well-established entities, are larger than us and have greater resources than we do. If these competitors increase the resources they devote to developing and marketing their products, we may not be able to compete effectively. Any consolidation among our competitors could enhance their product offerings and financial resources, further strengthening their competitive position. In addition, some of our competitors operate in narrow business areas relative to us, allowing them to concentrate their research and development efforts directly on products and services for those areas, which may give them a competitive advantage. As a result of these competitive pressures, we may face declining sales volumes or lower prevailing prices for our products, and we may not be able to reduce our total costs in line with this declining revenue. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.

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
If any of the following international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations:
•negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the increase of barriers to international trade including the imposition of tariffs on imports by the United States and China, the withdrawal of the United Kingdom from the European Union and the sovereign debt crisis in certain European countries;
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
We have previously executed restructuring initiatives and continue to assess, restructure and make changes to parts of the processes in our organization. If the global economy remains volatile, our revenues could decline and we may be forced to take cost savings steps that could result in additional charges and materially affect our business. The costs of implementing any restructurings, changes or cost savings steps may differ from our estimates and any negative impacts on our revenues or otherwise of such restructurings, changes or steps, such as situations in which customer satisfaction is negatively impacted, may be larger than originally estimated.

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

We face risks related to security vulnerabilities in our products.
We and third parties regularly identify security vulnerabilities with respect to our products and services. The same holds for the operating systems and workloads that run on them and the components that interact with them. Components and IP we purchase or license from third parties for use in our products, as well as industry-standard specifications we implement in our products, are also regularly subject to security vulnerabilities. As we have become a more data-centric company, our processors and other products are being used in additional and new and critical application areas that create new or increased cybersecurity, privacy or safety risks. This includes applications that gather and process large amounts of data, such as the cloud or Internet of Things, and critical infrastructure and automotive applications. We, our customers, and the users of our products do not always promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Additionally, new information can subsequently develop that may impact our assessment of a security vulnerability, including additional information learned as we develop and deploy mitigations or updates, become aware of additional variants and evaluate the competitiveness of existing and new products.
Security vulnerabilities and any limitations of, or adverse effects resulting from, mitigation techniques can adversely affect our results of operations, financial condition, sales, branding, customer relationships, share price, prospects, and reputation in a number of ways, any of which may be material.
Adverse publicity about security vulnerabilities or mitigations could damage our reputation with customers or users and reduce demand for our products and services. These effects may be greater to the extent that competing products are not susceptible to the same vulnerabilities or if vulnerabilities can be more effectively mitigated in competing products. Moreover, third parties can release information regarding potential vulnerabilities of our products before mitigations are available. This, in turn, could lead to attempted or successful exploits, adversely affect our ability to introduce mitigations, or otherwise harm our business and reputation.

Our business has suffered, and could in the future suffer, from manufacturing problems.
We manufacture, in our own factories as well as with third parties, our products using processes that are highly complex, require advanced and costly equipment and must continuously be modified to improve yields and performance. Difficulties in the production process can reduce yields or interrupt production, and, as a result of such problems, we may on occasion not be able to deliver products or do so in a timely or cost-effective or competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. As is common in the semiconductor industry, we have in the past experienced manufacturing difficulties that have given rise to delays in delivery and quality control problems. There can be no assurance that any such occurrence in the future would not materially harm our results of operations. Further, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control, such as the disruption to our Austin, Texas manufacturing facilities caused by the February 2021 winter storm. We may, in the future, experience manufacturing difficulties or permanent or temporary loss of manufacturing capacity due to the preceding or other risks. Any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Failure of our third party suppliers to perform could adversely affect our results of operations.
We currently use outside suppliers for a portion of our manufacturing capacity. Outsourcing our production presents a number of risks. If our outside suppliers are unable to satisfy our demand, or experience manufacturing difficulties, delays or reduced yields, our results of operations and ability to satisfy customer demand could suffer. In addition, purchasing rather than manufacturing these products may adversely affect our gross profit margin if the purchase costs of these products are higher than our own manufacturing costs would have been. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter to quarter and, in cases of industry shortages, they can increase significantly, negatively affecting our gross profit. In addition, we have entered into long term supply agreements with certain key manufacturing partners. The failure of these suppliers to perform under these agreements or an unexpected reduction in demand for these products could result in a material adverse effect on our business, financial condition and results of operations.

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

Certain natural disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, may negatively impact our business. There is increasing concern that climate change may cause a rising number of natural disasters.
Environmental and other disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof may negatively impact our business. If flooding, a large earthquake, volcanic eruption or, extreme weather event or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Even if our manufacturing facilities are not directly damaged, a large natural disaster may result in disruptions in distribution channels, supply chains, movement of goods and significant increases in the prices of raw materials used for our manufacturing process. For instance, the nuclear incident following the tsunami in Japan in 2011 impacted the supply chains of our customers and suppliers. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and our revenues. In addition, climate change could cause certain natural disasters, such as drought, wildfires, storms, flooding or rising sea levels, to occur more frequently or with greater intensity, which could pose physical risks to our manufacturing or IT facilities or our suppliers’ facilities, or could disrupt the availability of water and utilities necessary for the operation of our manufacturing facilities or our suppliers’ facilities resulting in increased operating costs and/or business disruption, such as the disruption to our Austin, Texas manufacturing facilities caused by the February 2021 winter storm and weather-related disruption of water and utilities to these facilities.
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

Our manufacturing operations are subject to environmental laws and regulations and initiatives to address climate change.
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
Public and private initiatives to address climate change may result in an increase in the cost of production due to increase in the prices of energy, introduction of energy or carbon tax or the purchase of carbon offsets. A variety of regulatory developments have been introduced that focus on restricting or managing the emission of carbon dioxide, methane and other greenhouse gases. Enterprises may need to purchase at higher costs new equipment or raw materials with lower carbon footprints. Environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify product designs, or incur expenses. New materials that we are evaluating for use in our operations may become subject to regulation. These developments and further legislation that is likely to be enacted could affect our operations negatively. Changes in environmental regulations could increase our production and operational costs, which could adversely affect our results of operations and financial condition.

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
We have, from time to time, experienced cyber-attacks attempting to obtain access to our computer systems and networks. Such incidents, whether or not successful, could result in the misappropriation of our proprietary information and technology, the compromise of personal and confidential information of our employees, customers or suppliers or interrupt our business. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, suppliers, and some of those attempts may be successful. Such breaches could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of our, our customer, or other third party data or systems, theft of sensitive or confidential data including personal information (including personal data about our employees, customers or other third parties) and intellectual property, system disruptions, and denial of service. In the event of such breaches, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. As these threats continue to develop and grow, we have been adapting our security measures and we continue to increase the amount we allocate to implement, maintain and/or update security systems to protect data and infrastructure. As a global enterprise, we could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. Additionally, cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to us, our customers, or other third party operations or services, financial loss, potential liability, and damage our reputation and affect our relationships with our customers and suppliers.

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
As of December 31, 2021, we had outstanding indebtedness with an aggregate principal amount of $10,650 million. Our substantial indebtedness could have a material adverse effect on our business by:
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

General risk factors

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.
As disclosed in Part II, Item 9A, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in our internal control over financial reporting associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations over certain information technology (IT) systems that support the Company’s financial reporting processes.
We have initiated remediation plans to address the material weakness, including, but not limited to, expanding controls, applying other appropriate procedures to address the design and operation of internal controls relating to certain IT systems, and enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to certain IT systems are present and functioning. While there can be no assurance that our efforts will be successful, in fiscal year 2022 we intend to fully implement these plans to remediate the material weaknesses.
If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

The price of our common stock historically has been volatile. The price of our common stock may fluctuate significantly.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price for our common stock has varied between a high of $239.91 on December 7, 2021 and a low of $156.02 on January 27, 2021 in the twelve-month period ending on December 31, 2021. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, variations between our actual financial results or guidance and expectations of securities analysts or investors or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
We sponsor defined benefit pension plans in a number of countries and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2021, we had recognized a net accrued benefit liability of $508 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

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
In 2021, the United States proposed a budget reconciliation act that could amend the Internal Revenue Code (the “Build Back Better Act”). The Build Back Better proposal contains provisions affecting the tax treatment of both U.S. companies (such as certain of our subsidiaries) and non-U.S. companies that could materially affect us. The Build Back Better proposal includes provisions that impose a minimum tax of 15% on adjusted financial statement net income, extends through the end of 2025 (set to expire on December 31, 2021) the expensing of research and experimental costs, and modifies U.S. inbound and outbound international provisions – including the global intangible low-taxed income (GILTI) on foreign earnings made by U.S. corporations’ foreign subsidiaries, the deduction for certain foreign-derived intangible income (FDII), and the base erosion and anti-abuse tax (BEAT) levied on otherwise deductible payments made to certain foreign affiliates. Although not yet passed and not yet signed into law, the effective date for the provisions could range from January 1, 2022 to January 1, 2023.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The Company's headquarters are located in Eindhoven, the Netherlands. As of February 24, 2022, the Company operates owned manufacturing facilities primarily in the United States, Netherlands, Malaysia, China, Thailand and Taiwan, as well as in Singapore (SSMC) together with our joint venture partner TSMC. The Company also owns or leases other properties in multiple countries for use as administrative, sales or research and development facilities. The Company believes its existing facilities and equipment are in good operating condition and adequate to meet our need for the near future.

Item 3. Legal Proceedings
The information set forth under the “Litigation” and “Environmental Remediation” captions of Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq stock market under the symbol NXPI. On February 16, 2022 there were 14 shareholders of record and 741,000 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2021	2020
First Quarter	0.5625	0.375
Second Quarter	0.5625	0.375
Third Quarter	0.5625	0.375
Fourth Quarter	0.5625	0.375
On January 31, 2022, the board of directors of NXP approved a 50 percent increase in the quarterly cash dividend to $0.845 per ordinary share to be paid in cash on April 6, 2022 to shareholders of record as of March 15, 2022. We currently expect to continue to pay dividends in the future.

Issuer Purchases of Equity Securities
In November 2019, the board of directors of NXP (the “Board”) approved the repurchase of shares up to a maximum of $2 billion (the "2019 Share Repurchase Program"). In addition, the Board approved the purchase of shares from participants in NXP's equity programs who trade shares as trade for tax and this authorization will remain in effect until terminated by the Board. In March 2021, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program").

The following table provides a summary of share repurchase activity during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program	Number of Shares Purchased as Trade for Tax (1)
October 4, 2021 – November 7, 2021	2,164,950	$195.24	1,548,400	9,286,006	616,550
November 8, 2021 – December 5, 2021	971,221	$220.28	971,225	8,226,693	(4)
December 6, 2021 – December 31, 2020	502,822	$225.55	502,949	7,704,856	(127)
Total	3,638,993		3,022,574		616,419
(1)    Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, since December 31, 2016 of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2016 in our common stock and each of the indices.

Comparison of Cumulative Five Year Total Return
500
400
300
200
100
Index Value
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Period Ending
NXP
S&P 500
Philadelphia SOX Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 25, 2021.

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

NXP has one reportable segment representing the entity as a whole. Our segment represents groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the consolidated financial statements for more information regarding our segment.

Overview

($ in millions, unless otherwise stated)	Three Months Ended			Years Ended
	December 31, 2021	October 3, 2021	Increase/(decrease)	December 31, 2021	December 31, 2020	Increase/(decrease)
Revenue	3,039	2,861	178	11,063	8,612	2,451
Gross profit	1,707	1,583	124	6,067	4,235	1,832
Operating income (loss)	807	711	96	2,583	418	2,165
Cash flow from operating activities	785	924	(139)	3,077	2,482	595
Total debt	10,572	9,593	979	10,572	7,609	2,963
Net debt	7,742	7,290	452	7,742	5,334	2,408
Diluted weighted average number of shares outstanding	268,545	271,359	(2,814)	275,646	283,809	(8,163)
Diluted net income per share	2.24	1.91	0.33	6.79	0.18	6.61
Dividends per common share	0.5625	0.5625	—	2.25	1.50	0.75

Revenue for 2021 was $11,063 million as compared to the $8,612 million reported in 2020, an increase of $2,451 million or an increase of 28.5% year-on-year, as a result of resurgent growth across all of the Company’s four focus end markets, with substantial growth in our strategic focused Automotive and Industrial & IoT end markets. The growth NXP experienced in 2021 was due to a combination of rebounding end market demand from the initial shock and widespread market disruption caused by the emergence of the COVID-19 pandemic in the first half of 2020 and accelerating adoption of the Company’s innovative new products and solutions. The year-on-year growth was due to higher unit volumes, as well as a higher average selling prices resulting from increases in input costs from NXP’s supplier base, which were passed onto our customers. The growth NXP experienced in 2021 began to clearly emerge at the end of the third quarter of 2020 and has continued to steadily accelerate through the fourth quarter of 2021. Even with the strong growth experienced in 2021, the Company believes customer demand will continue to outpace material supply, resulting in another positive year of growth into 2022.
Our gross profit percentage for 2021 increased to 54.8% from 49.2%, primarily due to the significant acceleration of revenue during the second half of 2021, after the drop of sales in 2020 due to the COVID-19 pandemic, which led to improved utilization, cost reductions and efficiencies, partly offset by higher personnel-related costs.
Revenue for the fourth quarter, which ended December 31, 2021 was $3,039 million as compared to $2,507 million for the fourth quarter ended December 31, 2020, an increase of $532 million or an increase of 21.2%. Revenue in the fourth quarter of 2021 represented a historical record for NXP, the result of strong demand in a supply constrained market which was consistent with the trends seen in the first three quarters of 2021.
We continue to generate strong operating cash flows, with $3,077 million in cash flows from operations for 2021. We returned $4,577 million to our shareholders during the year in dividends and repurchases of common stock. Our cash position at the end of 2021 was $2,830 million. On November 18, 2021, the NXP Board of Directors approved a cash dividend of $0.5625 per common share for the fourth quarter of 2021.
Our global communities continue to face unprecedented challenges posed by the COVID-19 pandemic, but NXP has continued to actively respond by addressing the COVID-19 situation and its impact globally with global crisis response teams, working to mitigate the potential impacts to our people and our business. With our strong business model and with demonstrated financial discipline, which is a keystone of our culture, we continue to believe that we will emerge from this time well positioned for long-term growth as we continue to see strong customer interest in the breadth of our product portfolio, combined with solid design win awards. However, we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy and our business and results.
Demand has come back more rapidly than we expected and our current focus is on looking after our customers and ensuring we ship as much product to them as possible. While we are encouraged by the rapid rebound in demand, we are still challenged by the impact of the global pandemic, including supply chain constraints and COVID outbreaks, and resulting government responses, in areas in which we operate. We are still of the view that the best course of action is to continue to focus on enabling our customers' success while simultaneously assuring the safety and health of all of our employees.

Results of Operations
The following table presents the composition of operating income for the years ended December 31, 2021 and December 31, 2020.

($ in millions, unless otherwise stated)	2021	2020
Revenue	11,063	8,612
% nominal growth	28.5	(3.0)
Gross profit	6,067	4,235
Research and development	(1,936)	(1,725)
Selling, general and administrative (SG&A)	(956)	(879)
Amortization of acquisition-related intangible assets	(592)	(1,327)
Other income	—	114
Operating income	2,583	418

Revenue
Revenue for the year-ended December 31, 2021 was $11,063 million compared to $8,612 million for the year-ended December 31, 2020, an increase of $2,451 million or 28.5% year-on-year, as a result of resurgent growth across all of the Company's four focus end markets, with substantial growth in our strategic focused Automotive and Industrial end markets.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	2021	2020	Increase/(decrease)	%
Automotive	5,493	3,825	1,668	43.6%
Industrial & IoT	2,410	1,836	574	31.3%
Mobile	1,412	1,248	164	13.1%
Communication Infrastructure & Other	1,748	1,703	45	2.6%
Revenue	11,063	8,612	2,451	28.5%
Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2021	2020	Increase/(decrease)	%
Distributors	6,325	4,720	1,605	34.0%
OEM/EMS	4,587	3,728	859	23.0%
Other	151	164	(13)	(7.9)%
Revenue	11,063	8,612	2,451	28.5%

Revenue by geographic region, which is based on the customer’s shipped-to location, was as follows:

($ in millions, unless otherwise stated)	2021	2020	Increase/(decrease)	%
Greater China and Asia Pacific	6,374	5,124	1,250	24.4%
EMEA (Europe, the Middle East and Africa)	2,036	1,538	498	32.4%
Americas	1,376	977	399	40.8%
Japan	810	647	163	25.2%
South Korea	467	326	141	43.3%
Revenue	11,063	8,612	2,451	28.5%

■	Automotive	■	Mobile	■	Distributors	■	Other
■	Industrial & IoT	■	Comm Infra & Other	■	OEM/EMS

Revenue in the Automotive end market was $5,493 million, an increase of 43.6% versus the year ago period due to a significant increase in demand for NXP’s embedded automotive processing solutions, including solutions to address the shift toward domain and zonal processing. Additionally, customer adoption of NXP's radar products for ADAS safety products, and a rebound in demand for advanced analog products, including demand for solutions to enable electric vehicle power trains contributed to the strong year-on-year growth. From a channel perspective, NXP’s distribution partners in Greater China and Asia Pacific, the Americas, and Japan were responsible for the majority of the year-on-year growth, though the Company experienced solid growth from direct OEM/EMS customers across all geographic regions.
Revenue in the Industrial & IoT end market was $2,410 million, an increase of 31.3% versus the year ago period primarily due to strong demand for NXP’s embedded processing solutions, especially industrial application processors and next generation crossover processors. Additionally, NXP experienced positive year-on-year trends within our advanced analog and connectivity solutions. From a channel perspective, NXP’s distribution channel partners in the Greater China and Asia Pacific region enabled NXP to service demands of the long-tail of Industrial & IoT customers.
Revenue in the Mobile end market was $1,412 million, an increase of 13.1% versus the year ago period due to continued demands for NXP's unique Secure Mobile Wallet solutions, as well as early ramps of the Company’s Ultra-Wide Band (UWB) solutions and continued adoption of Mobile Embedded Power products, offset by declines in custom interface. From a channel perspective, NXP’s distribution partners in Greater China and Asia Pacific facilitated the year-on-year growth, servicing the concentrated mobile manufacturing centers in Asia.
Revenue in the Communication Infrastructure & Other end market was $1,748 million, an increase of 2.6% versus the year ago period due to a combination of Secure Tagging and Smart Transit products, as well as strength from RF Power products levered to the secular build-out of 5G base stations, offset by declines in legacy multi-core processing solutions. From a channel perspective, NXP’s distribution partners in Greater China and Asia Pacific facilitated the year-on-year growth.

Gross Profit
Gross profit for the year-ended December 31, 2021 was $6,067 million, or 54.8% of revenue, compared to $4,235 million, or 49.2% of revenue, for the year-ended December 31, 2020. The increase of $1,832 million was primarily driven by the significantly higher revenue in 2021 compared to 2020 resulting from accelerating demand and as such, improved loading and manufacturing efficiencies, offset by higher personnel-related cost, including variable compensation cost, and a less favorable product mix. As a result, the gross margin percentage increased to 54.8% from 49.2%.

Operating Expenses
Operating expenses for the year-ended December 31, 2021 totaled $3,484 million, or 31.5% of revenue, compared to $3,931 million, or 45.6% of revenue, for the year-ended December 31, 2020.

The following table below presents the composition of operating expenses by line item in the statement of operations.

($ in millions, unless otherwise stated)	2021	% of revenue	2020	% of revenue	% change
Research and development	1,936	17.5%	1,725	20.0%	12.2%
Selling, general and administrative	956	8.6%	879	10.2%	8.8%
Amortization of acquisition-related intangible assets	592	5.4%	1,327	15.4%	(55.4)%
Operating expenses	3,484	31.5%	3,931	45.6%	(11.4)%

■	R&D	■	SG&A	■	Amortization acquisition-related

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

•R&D costs for the year-ended December 31, 2021 increased by $211 million, or 12.2%, when compared to last year driven by:
+ personnel-related costs, including variable compensation costs; and
- lower restructuring cost due to the absence of restructurings in 2021.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

•SG&A costs for the year-ended December 31, 2021 increased by $77 million, or 8.8%, when compared to last year mainly due to:
+ higher personnel-related costs, including variable compensation costs;
+ higher legal expense;
- lower share-based compensation expenses as a result of the CEO transition in 2020; and
- lower restructuring costs due to the absence of restructuring in 2021.

•Amortization of acquisition-related intangible assets decreased by $735 million, or 55.4%, when compared to last year driven by:
- certain intangibles became fully amortized during 2020;
- an impairment charge in 2020 relative to IPR&D acquired as part of the acquisition of Freescale; and
+ an impairment charge in 2021 as a result of the discontinuation of an IPR&D project.

Other Income (Expense)
Income and expenses derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, are included in other income (expense). These arrangements are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense) for the years ended December 31, 2021 and 2020:

($ in millions)	2021	2020
Result from MSA and TSA arrangements	(2)	—
Other, net	2	114
Total	—	114

Other income (expense) reflects nil for 2021, compared to $114 million of income in 2020. Included in 2020 is $110 million relating to the net gain on the sale of the Voice and Audio Solutions (VAS) assets.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2021	2020
Interest income	4	13
Interest expense	(369)	(362)
Total interest expense, net	(365)	(349)
Foreign exchange rate results	5	(16)
Extinguishment of debt	(22)	(60)
Miscellaneous financing income (expense) and other, net	(21)	8
Total other financial income (expense)	(38)	(68)
Total	(403)	(417)

Financial income (expense) was an expense of $403 million in 2021, compared to an expense of $417 million in 2020. The change in financial income (expense) is primarily attributable to foreign exchange results, which resulted in a profit of $5 million in 2021 versus a loss of $16 million in 2020 and lower debt extinguishment costs in 2021 versus 2020 of $38 million. This was partially offset by lower interest income of $9 million as a result of lower interest rates, an increase of interest expense of $7 million and a change in miscellaneous financial income/expense of $29 million, mainly driven by a loss of $2 million on investments in 2021, where 2020 resulted in a profit of $24 million.

Benefit (Provision) for Income Taxes
We recorded an income tax expense of $272 million for the year-ended December 31, 2021, which reflects an effective tax rate of 12.5% compared to a benefit of $83 million ((8300.0)%) for the year-ended December 31, 2020.

	2021		2020
	$	%	$	%
Statutory income tax in the Netherlands	545	25.0	—	25.0

Rate differential local statutory rates versus statutory rate of the Netherlands	(42)	(1.9)	22	2,175.0
Net change in valuation allowance	(20)	(0.9)	35	3,500.0
Non-deductible expenses/losses	53	2.5	61	6,100.0
Netherlands tax incentives	(69)	(3.2)	(48)	(4,800.0)
Foreign tax incentives	(163)	(7.5)	(117)	(11,700.0)
Changes in estimates of prior years’ income taxes	(21)	(1.0)	(13)	(1,300.0)
Sale of non-deductible goodwill	—	—	10	1,000.0
Withholding taxes	(8)	(0.4)	(31)	(3,100.0)
Other differences	(3)	(0.1)	(2)	(200.0)
Effective tax rate	272	12.5	(83)	(8,300.0)

The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance and non-deductible expenses, sale of non-deductible goodwill and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2021, the foreign tax and Netherlands tax incentives were higher than 2020 by $67 million, mainly due to the fact that NXP increased its investment expenditures and benefited from higher qualifying income.

•The difference in valuation allowance in 2021 as compared with 2020 is mainly due to the fact that the Netherlands released its valuation allowance related to carried forward interest expenses impacted by the interest limitation rules as a result of higher qualifying income.
•The difference in withholding taxes is mainly due to changes in the applicable deferred tax liability rate regarding future remittances of the earnings of foreign subsidiaries in 2020.
•The tax effect of the non-deductible goodwill of $10 million is linked to the divestiture of the VAS business in 2020.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $2 million in 2021, whereas in 2020, results relating to equity-accounted investees amounted to a loss of $4 million.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $35 million for the year-ended December 31, 2021, compared to a profit of $28 million for the year-ended December 31, 2020.

Financial Condition, Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows, and we currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next year.

Cash
As of December 31, 2021, our cash balance was $2,830 million, an increase of $555 million compared to December 31, 2020 ($2,275 million), of which $208 million (2020, $185 million) was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2021, no dividend (2020, $90 million) was declared. Taking into account the available undrawn amount of the RCF Agreement of $1,500 million, we had access to $4,330 million of liquidity as of December 31, 2021.

Capital return
The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2021	2020
Shares repurchased	20,628,901	4,828,913
Cost of shares repurchased	4,015	627
Average price per share	$194.63	$129.70

Under Dutch corporate law and our articles of association, NXP may acquire its own shares if the general meeting of shareholders has granted the board of directors the authority to effect such acquisitions. It is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For repurchases of shares in 2020 and 2021, the board of directors made use of the authorizations renewed by the AGM on June 17, 2019, May 27, 2020 and May 26, 2021, respectively. In November 2019, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2019 Share Repurchase Program") and the purchase of shares from participants in NXP's equity programs who trade shares as trade for tax. In March 2021, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the board of directors increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. During the fiscal year-ended December 31, 2020 NXP repurchased 4.8 million shares, for a total of approximately $0.6 billion and during the fiscal year-ended December 31, 2021 NXP repurchased 20.6 million shares, for a total of approximately $4 billion. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

Subject to Dutch corporate law and our articles of association, the board of directors of NXP may cancel shares acquired if authorized by the general meeting of shareholders. As with repurchases of our shares, it is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For cancellations of shares in 2020 and 2021, the board of directors made use of the authorizations renewed on May 27, 2020 and May 26, 2021, respectively.

As approved by the board of directors, on December 15, 2020, NXP cancelled 26 million shares and on November 30, 2021, NXP cancelled 15 million shares. As a result, the number of issued NXP shares as per November 30, 2021 is 274,519,638.

In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program").

Under our Quarterly Dividend Program, interim dividends of $0.375 per ordinary share were paid on April 6, July 6, October 5, 2020; and January 5, 2021, and dividends of $0.5625 per ordinary share were paid on April 5, July 6, October 6, 2021; and January 6, 2022.

	2021	2020
Dividends declared (per share)	2.25	1.50
Dividends declared (in millions)	606	420

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $10,572 million as of December 31, 2021, an increase of $2,963 million compared to December 31, 2020 ($7,609 million). On May 11, 2021, NXP issued $1 billion of 2.5% Senior Unsecured Notes due 2031 and $1 billion of 3.25% Senior Unsecured Notes due 2041. On November 30, 2021, NXP issued $1 billion of 2.65% Senior Unsecured Notes due 2032, $500 million of 3.125% Senior Unsecured Notes due 2042 and $500 million of 3.25% Senior Unsecured Notes due 2051. On December 1, 2021, $1 billion of 3.875% Senior Notes due 2022 were redeemed in full.
As of December 31, 2021, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $10,650 million (collectively the “Notes”), with $0 payable within 12 months. Future interest payments associated with the Notes total $3,358 million, with $384 million payable within 12 months.

Additional capital requirements
We believe our current cash and cash equivalents position, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2021, the Company had purchase commitments of $4,354 million, of which $1,377 million is expected to be paid in the next 12 months. We expect an increase in operating cash outflows as compared to 2021 as we make payments under these purchase commitments.
•Amounts related to future lease payments for operating lease obligations at December 31, 2021 totaled $256 million, with $60 million expected to be paid within the next 12 months.
•The Company enters into certain technology license arrangements which are used in conjunction with research and development activities for product development. Payments for these technology licenses are made over varying time periods. Outstanding unpaid balances for technology licenses total $281 million as of December 31, 2021, of which $85 million is expected to be paid in the next 12 months.
•Cash outflows for capital expenditures were $767 million in 2021, compared to $392 million in 2020. We expect capital expenditures to increase in 2022, consistent with our long-term financial model, to support the increase in our manufacturing and production capacity needs.
•Our research and development expenditures were $1,936 million in 2021 and $1,725 million in 2020, and we expect to maintain our investment in research and development as a percentage of revenues in 2022 consistent with our long-term financial model.

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

2021 Financing Activities

2032, 2042 and 2051 Senior Unsecured Notes
On November 30, 2021, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $1 billion of 2.65% Senior Unsecured Notes due 2032, $500 million of 3.125% Senior Unsecured Notes due 2042 and $500 million of 3.25% Senior Unsecured Notes due 2051. The Company used a portion of the net proceeds of the offering of these notes to redeem the $1 billion aggregate principal amount of outstanding 3.875% Senior Notes due 2022. The remaining net proceeds will be used for general corporate purposes, which may include capital expenditures or equity buyback transactions.

2031 and 2041 Senior Unsecured Notes
On May 11, 2021, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $1 billion of 2.5% Senior Unsecured Notes due 2031 and $1 billion of 3.25% Senior Unsecured Notes due 2041. The net proceeds of the 2.5% Senior Notes due 2031 ("2031 Notes") are being used to finance certain eligible green projects. Pending the allocation of an amount equal to the net proceeds of the 2031 Notes to finance these eligible green projects, the remaining net proceeds of the 2031 Notes, together with the net proceeds of the 3.25% Senior Notes due 2041, are temporarily being held as cash and other short-term securities or are being used for general corporate purposes, including capital expenditures, short-term debt repayment or equity buyback transactions.

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

Debt Position

Short-term Debt
As of December 31, 2021 and 2020, we had no short-term debt outstanding.

Long-term Debt
As of December 31, 2021 and 2020, we had outstanding debt of:

($ in millions)	December 31, 2020	Accrual/release Original Issuance/Debt Discount and Debt Issuance Cost	Debt Exchanges/ Repurchase/ New Borrowings	December 31, 2021
U.S. dollar-denominated 3.875% senior unsecured notes due September 2022 (1)	998	2	(1,000)	—
U.S. dollar-denominated 4.625% senior unsecured notes due June 2023 (2)	897	1	—	898
U.S. dollar-denominated 4.875% senior unsecured notes due March 2024 (3)	996	1	—	997
U.S. dollar-denominated 2.7% senior unsecured notes due May 2025 (4)	497	1	—	498
U.S. dollar-denominated 5.35% senior unsecured notes due March 2026 (3)	498	—	—	498
U.S. dollar-denominated 3.875% senior unsecured notes due June 2026 (5)	746	1	—	747
U.S. dollar-denominated 3.15% senior unsecured notes due May 2027 (4)	497	—	—	497
U.S. dollar-denominated 5.55% senior unsecured notes due December 2028 (3)	496	1	—	497
U.S. dollar-denominated 4.3% senior unsecured notes due June 2029 (5)	992	1	—	993
U.S. dollar-denominated 3.4% senior unsecured notes due May 2030 (4)	992	1	—	993
U.S. dollar-denominated 2.5% senior unsecured notes due May 2031 (6)	—	1	991	992
U.S. dollar-denominated 2.65% senior unsecured notes due Feb 2032 (7)	—	—	992	992
U.S. dollar-denominated 3.25% senior unsecured notes due May 2041 (6)	—	—	987	987
U.S. dollar-denominated 3.125% senior unsecured notes due Feb 2042 (7)	—	—	492	492
U.S. dollar-denominated 3.25% senior unsecured notes due Nov 2051 (7)	—	—	491	491
	7,609	10	2,953	10,572
RCF Agreement (8)	$—	$—	$—	$—
Total long-term debt	$7,609	$10	$2,953	$10,572

(1)    On August 11, 2016, we issued $1,000 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2022. On December 1, 2021 the Notes were redeemed in full.
(2)    On May 23, 2016, we issued $900 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2023.
(3)    On December 6, 2018, we issued $1,000 million aggregate principal amount of 4.875% Senior Unsecured Notes due 2024, $500 million aggregate principal amount of 5.35% Senior Unsecured Notes due 2026 and $500 million aggregate principal amount of 5.55% Senior Unsecured Notes due 2028.
(4)    On May 1, 2020, we issued $500 million aggregate principal amount of 2.7% Senior Unsecured Notes due 2025, $500 million aggregate principal amount of 3.15% Senior Unsecured Notes due 2027 and $1 billion aggregate principal amount of 3.4% Senior Unsecured Notes due 2030.
(5)    On June 18, 2019, we issued $750 million of 3.875% Senior Unsecured Notes due 2026 and $1 billion of 4.3% Senior Unsecured Notes due 2029.

(6) On May 11, 2021, we issued $1,000 million aggregate principal amount of 2.5% Senior Unsecured Notes due 2031 and $1,000 million aggregated principal amount of 3.25% Senior Unsecured Notes due 2041.
(7) On November 30, 2021, we issued $1,000 million aggregate principal amount of 2.65% Senior Unsecured Notes due 2032, $500 million aggregate principal amount of 3.125% Senior Unsecured Notes due 2042 and $500 million aggregated principal amount of 3.25% Senior Unsecured Notes due 2051.
(8)    On June 11, 2019, we entered into a $1.5 billion unsecured revolving credit facility agreement.

We may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. See the discussion in Part II, Item 7. Financial Condition, Liquidity and Capital Resources above.

2019 Cash Convertible Senior Notes
We repaid the Cash Convertible Notes upon their maturity on December 1, 2019 through a combination of available cash and payments made by the counterparties under privately negotiated convertible note hedge transactions (the “Cash Convertible Notes Hedges”), as further described in Note 13 of the notes to consolidated financial statements in this report. For a detailed description of the Warrants underlying the Cash Convertible Notes Hedge, refer to Note 13 of the notes to the consolidated financial statements included in this report.

Cash flows

Our cash and cash equivalents in 2021 increased by $558 million (excluding the effect of changes in exchange rates on our cash position of $(3) million) as follows:

($ in millions)	Year ended December 31,
	2021	2020
Net cash provided by (used for) operating activities	3,077	2,482
Net cash (used for) provided by investing activities	(934)	(418)
Net cash provided by (used for) financing activities	(1,585)	(835)
Increase (decrease) in cash and cash equivalents	558	1,229

•Cash Flow from Operating Activities
For the year-ended December 31, 2021 our operating activities provided $3,077 million in cash. This was primarily the result of net income of $1,906 million, adjustments to reconcile the net income of $1,628 million and changes in operating assets and liabilities of $(437) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $1,262 million, share-based compensation of $353 million, amortization of the discount on debt and debt issuance costs of $8 million, a gain on sale of assets of $1 million, a loss on extinguishment of debt of $22 million, a loss on equity securities of $2 million, results relating to equity-accounted investees of $2 million and changes in deferred taxes of $(20) million.

The change in operating assets and liabilities was attributable to the following:

The $176 million increase in receivables and other current assets was primarily due to the increase in trade accounts receivable, net, which was driven by the increasing linearity of revenue between the two periods, customer mix, and the related timing of cash collections in 2021 compared with the same period in 2020.

The $159 million increase in inventories was primarily related to increased production levels in order to attempt to align inventory on hand with the current revenue forecasts.

The $248 million increase in accounts payable and other liabilities was primarily related to increases in trade accounts payable of $262 million, and $163 million related to accruals for employee compensation; partially offset by the decrease of other liabilities of $57 million related to income and social taxes payable, $37 million related to restructuring liabilities and $83 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP.

The $350 million increase in other non-current assets was primarily related to prepayments to secure long-term production supply with multiple vendors.

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

•Cash Flow from Investing Activities
Net cash used for investing activities amounted to $934 million for the year-ended December 31, 2021 and principally consisted of the cash outflows for capital expenditures of $767 million, $132 million for the purchase of identified intangible assets, $33 million for the purchase of equipment leased to others, $23 million purchases of interests in businesses (net of cash acquired) and $8 million purchase of investments, partly offset by proceeds of $10 million from insurance recoveries received for equipment damage, $10 million from proceeds from return of equity investments and $8 million from proceeds from sale of investments.

Net cash used for investing activities amounted to $418 million for the year-ended December 31, 2020 and principally consisted of the cash outflows for capital expenditures of $392 million, $130 million for the purchase of identified intangible assets, $34 million purchases of interests in businesses (net of cash acquired), and $30 million purchase of investments, partly offset by proceeds of $161 million from the sale of our Voice and Audio Solution assets (net of cash).

•Cash Flow from Financing Activities
Net cash used for financing activities was $1,585 million for the year-ended December 31, 2021 compared to $835 million for the year-ended December 31, 2020. The cash flows related to financing transactions in 2021 and 2020 are primarily related to the financing activities described below under the captions 2021 Financing Activities and 2020 Financing Activities.

In addition to the financing activities described below, net cash used for financing activities by year included:

($ in millions)	Year ended December 31,
	2021	2020
Dividends paid to non-controlling interests	—	(35)
Dividends paid to common stockholders	(562)	(420)
Cash proceeds from exercise of stock options	62	72
Purchase of treasury shares	(4,015)	(627)
Other, net	(2)	(1)
Information Regarding Guarantors of NXP (unaudited)

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries
The following debt instruments are guaranteed, fully and unconditionally, jointly and severally, by NXP Semiconductors N.V. and issued or guaranteed by NXP USA, Inc., NXP B.V. and NXP LLC, (together, the “Subsidiary Obligors” and together with NXP Semiconductors N.V., the “Obligor Group”): 4.625% Senior Notes due 2023, 4.875% Senior Notes due 2024, 2.700% Senior Notes due 2025, 5.350% Senior Notes due 2026, 3.875% Senior Notes due 2026, 3.150% Senior Notes due 2027, 5.550% Senior Notes due 2028, 4.300% Senior Notes due 2029, 3.400% Senior Notes due 2030, 2.500% Senior Notes due 2031, 2.650% Senior Notes

due 2032, 3.250% Senior Notes due 2041, 3.125% Senior Notes due 2042, and the 3.250% Senior Notes due 2051 (together the “ Notes”). Other than the Subsidiary Obligors, none of the Company’s subsidiaries (together the “Non-Guarantor Subsidiaries”) guarantee the Notes. The Company consolidates the Subsidiary Obligors in its consolidated financial statements and each of the Subsidiary Obligors are wholly owned subsidiaries of the Company.

All of the existing guarantees by the Company rank equally in right of payment with all of the existing and future senior indebtedness of the Obligor Group. There are no significant restrictions on the ability of the Obligor Group to obtain funds from respective subsidiaries by dividend or loan.
The following tables present summarized financial information of the Obligor Group on a combined basis, with intercompany balances and transactions between entities of the Obligor Group eliminated and investments and equity in the earnings of the Non-Guarantor Subsidiaries excluded. The Obligor Group’s amounts due from, amounts due to, and intercompany transactions with Non-Guarantor Subsidiaries have been disclosed below the table, when material.

Summarized Statements of Income

($ in millions)	December 31, 2021

Revenue	6,428
Gross Profit	3,179
Operating income	797
Net income	235

Summarized Balance Sheets

As of
($ in millions)	December 31, 2021

Current assets	2,535
Non-current assets	11,576
Total assets	14,111

Current liabilities	637
Non-current liabilities	10,792
Total liabilities	11,429

Obligor's Group equity	2,682
Total liabilities and Obligor's Group equity	14,111

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (2021: $563 million). The Obligor Group has amounts due from equity financing (2021: $5,167) and due to debt financing (2021: $3,053) with non-guarantor subsidiaries.

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

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. In 2021, we recognized impairment charges of $36 million as a result of the discontinuation of an IPR&D project. In 2020, we recognized impairment charges of $36 million, relative to IPR&D that was acquired from Freescale. In 2019 we had no impairments.

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

The following is a reconciliation of net debt to the most directly comparable GAAP measure, total debt, as adjusted for our cash and cash equivalents our net debt was calculated as follows:

($ in millions)	2021	2020
Long-term debt	10,572	7,609
Short-term debt	—	—
Total debt	10,572	7,609
Less: cash and cash equivalents	(2,830)	(2,275)
Net debt	7,742	5,334

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

Additional information regarding our notes is provided in Note 2 - Significant Accounting Policies, and Note 13 - Debt, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report is incorporated herein by reference.

Foreign Currency Risks
We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are only used for hedging purposes and not for trading or speculative purposes. All counterparties to our derivatives contracts are major banking institutions. In the event of financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligation to us, which could have a negative impact on our results. The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments or from option pricing models, as appropriate and record these as assets or liabilities in the balance sheet. Changes in the fair values are recognized in the statement of operations immediately unless cash flow hedge accounting is applied. A summary of our foreign currency accounting policies is provided in Note 2 - Significant Accounting Policies, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report is incorporated herein by reference.

At December 31, 2021 our net asset related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $2 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

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
Our primary foreign currency exposure relates to the U.S. dollar to euro exchange rate. However, our foreign currency exposures also relate, but are not limited, to the Chinese Yuan, the Japanese Yen, the Pound Sterling, the Malaysian Ringgit, the Singapore Dollar, the New Taiwan Dollar and the Thai Baht.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NXP Semiconductors N.V. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)”, and our report dated February 24, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Effect on financial statements of material weakness in internal control over financial reporting
Description of the Matter
As disclosed in management’s report on internal control over financial reporting, the Company identified a material weakness as of December 31, 2021 associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations over certain information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems. This material weakness affects substantially all financial statement accounts.

Auditing the significant financial statement accounts affected by the material weakness was determined to be a critical audit matter, because significant auditor judgment, including the assistance of IT professionals, was required to design and execute the incremental audit procedures related to the financial statement accounts that are reliant on IT systems impacted by the ineffective ITGCs and to assess the sufficiency of the procedures performed and evidence obtained.

How We Addressed the Matter in Our Audit

We used significant judgment and involved our IT professionals to determine the timing, nature and extent of incremental procedures to be performed over financial statement accounts that are reliant on IT systems impacted by the ineffective ITGCs, including the impacted automated and manual business process controls. These incremental procedures were performed closer to the balance sheet date and included, among others, lowering our testing thresholds, increasing sample sizes and manually testing the completeness and accuracy of system reports or other information generated by the Company’s impacted IT systems, including increasing the extent to which items selected for testing were agreed to source documents.

/s/ Ernst & Young Accountants LLP

We have served as the Company’s auditor since 2020.

Eindhoven, the Netherlands
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on Internal Control Over Financial Reporting
We have audited NXP Semiconductors N.V.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, NXP Semiconductors N.V. (the Company) has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations, over certain information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for the years in the periods ended December 31, 2021 and 2020 and the related notes (collectively referred to as the “consolidated financial statements”).This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated February 24, 2022, which expressed an unqualified opinion thereon.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NXP Semiconductors N.V.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, cash flows and changes in equity of NXP Semiconductors N.V. and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Amstelveen, the Netherlands
February 27, 2020

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2021	2020	2019
Revenue	11,063	8,612	8,877
Cost of revenue	(4,996)	(4,377)	(4,259)

Gross profit	6,067	4,235	4,618

Research and development	(1,936)	(1,725)	(1,643)
Selling, general and administrative	(956)	(879)	(924)
Amortization of acquisition-related intangible assets	(592)	(1,327)	(1,435)
Total operating expenses	(3,484)	(3,931)	(4,002)
Other income (expense)	—	114	25

Operating income (loss)	2,583	418	641

Financial income (expense):
Extinguishment of debt	(22)	(60)	(11)
Other financial income (expense)	(381)	(357)	(339)

Income (loss) before income taxes	2,180	1	291

Benefit (provision) for income taxes	(272)	83	(20)
Results relating to equity-accounted investees	(2)	(4)	1

Net income (loss)	1,906	80	272

Less: Net income (loss) attributable to non-controlling interests	35	28	29
Net income (loss) attributable to stockholders	1,871	52	243

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	6.91	0.19	0.86
– Diluted	6.79	0.18	0.85

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	270,687	279,763	282,056
– Diluted	275,646	283,809	285,911
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2021	2020	2019
Net income (loss)	1,906	80	272

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges *	(11)	9	5
Change in foreign currency translation adjustment	(74)	78	(15)
Change in net actuarial gain (loss)	16	(45)	(38)

Total other comprehensive income (loss)	(69)	42	(48)

Total comprehensive income (loss)	1,837	122	224

Less: Comprehensive income (loss) attributable to non-controlling interests	35	28	29

Total comprehensive income (loss) attributable to stockholders	1,802	94	195
*    Reclassification adjustments included in Cost of revenue, Selling, general and administrative, Research and development and Results relating to equity-accounted investees in the Consolidated Statements of Operations.
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	2,830	2,275
Accounts receivables, net	923	765
Assets held for sale	—	—
Inventories, net	1,189	1,030
Other current assets	286	254
Total current assets	5,228	4,324

Non-current assets:
Other non-current assets	1,346	1,013
Property, plant and equipment, net	2,635	2,284
Identified intangible assets, net	1,694	2,242
Goodwill	9,961	9,984
Total non-current assets	15,636	15,523

Total assets	20,864	19,847
Liabilities and equity
Current liabilities:
Accounts payable	1,252	991
Restructuring liabilities - current	25	60
Other current liabilities	1,175	966
Total current liabilities	2,452	2,017

Non-current liabilities:
Long-term debt	10,572	7,609
Restructuring liabilities	12	14
Deferred tax liabilities	57	85
Other non-current liabilities	1,001	971
Total non-current liabilities	11,642	8,679
Equity:
Non-controlling interests	242	207
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2020: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2020: 430,503,000 shares)
Issued and fully paid: 274,519,638 shares (2020: 289,519,638 shares)	56	59
Capital in excess of par value	13,727	14,133
Treasury shares, at cost: 9,569,359 shares (2020: 9,044,952 shares)	(1,932)	(1,037)
Accumulated other comprehensive income (loss)	48	117
Accumulated deficit	(5,371)	(4,328)
Total Stockholders’ equity	6,528	8,944
Total equity	6,770	9,151
Total liabilities and equity	20,864	19,847
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	1,906	80	272
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,262	1,988	2,047
Share-based compensation	353	384	346
Amortization of discount (premium) on debt, net	1	(1)	42
Amortization of debt issuance costs	7	9	11
Net (gain) loss on sale of assets	(1)	(115)	(20)
(Gain) loss on extinguishment of debt	22	60	11
Results relating to equity-accounted investees	2	4	(1)
(Gain) loss on equity securities, net	2	(21)	—
Deferred tax expense (benefit)	(20)	(349)	(175)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(176)	(51)	116
(Increase) decrease in inventories	(159)	163	128
Increase (decrease) in accounts payable and accrued liabilities	248	319	(460)
Decrease (increase) in other non-current assets	(350)	7	43
Exchange differences	(5)	16	15
Other items	(15)	(11)	(2)
Net cash provided by (used for) operating activities	3,077	2,482	2,373
Cash flows from investing activities:
Purchase of identified intangible assets	(132)	(130)	(102)
Capital expenditures on property, plant and equipment	(767)	(392)	(526)
Purchase of equipment leased to others	(33)	—	—
Insurance recoveries received for equipment damage	10	—	—
Proceeds from disposals of property, plant and equipment	1	4	23
Purchase of interests in businesses, net of cash acquired	(23)	(34)	(1,698)
Proceeds from sale of interests in businesses, net of cash divested	—	161	37
Purchase of investments	(8)	(30)	(19)
Proceeds from the sale of investments	8	2	1
Proceeds from return of equity investments	10	1	—
Net cash provided by (used for) investing activities	(934)	(418)	(2,284)
Cash flows from financing activities:
Payment of cash convertible note	—	—	(1,150)
Proceeds from settlement of cash convertible note hedge	—	—	144
Payment of bond hedge derivatives - convertible option	—	—	(145)
Repurchase of long-term debt	(1,021)	(1,809)	(600)
Proceeds from the issuance of long-term debt	4,000	2,000	1,750
Cash paid for debt issuance costs	(47)	(15)	(24)
Dividends paid to non-controlling interests	—	(35)	—
Dividends paid to common stockholders	(562)	(420)	(319)
Proceeds from issuance of common stock through stock plans	62	72	84

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)
Purchase of treasury shares and restricted stock unit withholdings	(4,015)	(627)	(1,443)
Cash paid on behalf of shareholders for tax on repurchased shares	—	—	(128)
Other, net	(2)	(1)	—
Net cash provided by (used for) financing activities	(1,585)	(835)	(1,831)
Effect of changes in exchange rates on cash positions	(3)	1	(2)
Increase (decrease) in cash and cash equivalents	555	1,230	(1,744)
Cash and cash equivalents at beginning of period	2,275	1,045	2,789
Cash and cash equivalents at end of period	2,830	2,275	1,045
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	356	336	242
Income taxes, net of refunds	353	148	368

Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	1	165	21
Book value of these assets	—	(50)	(1)

Non-cash investing activities:
Non-cash capital expenditures	243	119	133

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2021, 2020 and 2019

($ in millions, unless otherwise stated)	Outstan-ding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumul-ated other compre-hensive income (loss)	Accumu-lated deficit	Total stockhol-ders’ equity	Non- controll-ing interests	Total equity
Balance as of December 31, 2018	292,790	67	15,460	(3,238)	123	(1,907)	10,505	185	10,690

Net income (loss)						243	243	29	272
Other comprehensive income					(48)		(48)		(48)
Share-based compensation plans			356				356		356
Shares issued pursuant to stock awards	4,513			422		(338)	84		84
Treasury shares repurchased and retired	(15,866)	(3)	(632)	(221)		(587)	(1,443)		(1,443)
Shareholder tax on repurchased shares						95	95		95
Dividends common stock						(351)	(351)		(351)
Balance as of December 31, 2019	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655

Net income (loss)						52	52	28	80
Other comprehensive income					42		42		42
Share-based compensation plans			384				384		384
Shares issued pursuant to stock awards	3,867			364		(292)	72		72
Treasury shares repurchased and retired	(4,829)	(5)	(1,267)	1,636		(991)	(627)		(627)
Expiration of stock purchase warrants			(168)			168	—		—
Dividends non-controlling interests							—	(35)	(35)
Dividends common stock						(420)	(420)		(420)
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151

Net income (loss)						1,871	1,871	35	1,906
Other comprehensive income					(69)		(69)		(69)
Share-based compensation plans			341				341		341
Shares issued pursuant to stock awards	5,104			525		(463)	62		62
Treasury shares repurchased and retired	(20,629)	(3)	(747)	(1,420)		(1,845)	(4,015)		(4,015)
Dividends common stock						(606)	(606)		(606)
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
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

Segment reporting
NXP has one reportable segment representing the entity as a whole and reflects the way in which our chief operating decision maker executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

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

The vast majority of the Company’s revenue is derived from the sale of semiconductor products to distributors, Original Equipment Manufacturers (“OEMs”) and similar customers. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The process of evaluating these factors is subjective and requires estimates including, but not limited to, forecasted demand, returns, pricing assumptions and inventory levels. The estimate of variable consideration is not constrained because the Company has extensive experience with these contracts.

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

With the exception of five instances (with a combined value of $67 million), the Company’s lease arrangements are all operating leases.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at January 1, 2019, the date of the adoption of ASC 842, or commencement date, if later, in determining the present value of future payments. The lease payments that are included in the lease liability are comprised of fixed payments (including in-substance fixed payments), less any lease incentives receivable; variable lease payments that depend on an index or rate; amounts expected to be payable by the lessee under residual value guarantees; the exercise price of a purchase option that the lessee is reasonably certain to exercise; and payments for terminating the lease unless it is reasonably certain that early termination will not occur. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our lease terms include the non-cancelable period for which a lessee has the right to use an underlying asset, together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and the periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise the option.

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

Foreign currencies
The Company uses the U.S. dollar as its reporting currency. The functional currency of the Company is the U.S. dollar. For consolidation purposes, the financial statements of the entities within the Company with a functional currency other than the U.S. dollar, are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates on the applicable balance sheet dates. Income and expense items in the statements of operations, statements of comprehensive income and statements of cash flows are translated at monthly exchange rates in the periods involved.

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

	$ per € 1
	period end	average(1)	high	low
Year-ended December 31, 2021	1.1325	1.1818	1.2280	1.1325
Year-ended December 31, 2020	1.2280	1.1412	1.0862	1.2280
Year-ended December 31, 2019	1.1217	1.1210	1.0935	1.1476
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

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2021 and December 31, 2020 were as follows:

	2021	2020
Euro	528	532
Chinese renminbi	242	150
Great British pound	40	34
Japanese yen	41	21
Malaysian ringgit	122	122
Singapore dollar	76	65
Swiss franc	30	29
New Taiwan dollar	213	159
Thai baht	112	104
Other	54	48

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

To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, RSUs, PSUs, Employee Stock Purchase Plan (“ESPP”) shares and MT Annual Incentive Plan. Under the treasury stock method, the amount the employee must pay for exercising share-based awards and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.

Concentration of risk
Financial instruments, including derivative financial instruments, that may potentially subject NXP to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts.

We sell our products to OEMs and to distributors in various markets, who resell these products to OEMs or to their subcontract manufacturers. One of our distributors accounted for 18% of our revenue in 2021, 17% in 2020 and 14% in 2019. No other distributor accounted for greater than 10% of our revenue for 2021, 2020 or 2019. One OEM for which we had direct sales to accounted for less than 10% of our revenue in 2021 and 2020 and 11% in 2019. No other individual OEM for which we had direct sales to accounted for more than 10% of our revenue for 2021, 2020 or 2019.

Credit exposure related to NXP’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.

The Company uses outside suppliers or foundries for a portion of its manufacturing capacity.

We have operations in Europe and Asia subject to collective bargaining agreements which could pose a risk to the Company but we do not expect that our operations will be disrupted if such is the case.

Accounting standards adopted in 2021
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 modifies ASC 740 to simplify the accounting for income taxes, removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application. ASU 2019-12 became effective for us on January 1, 2021. We have assessed our current positions and the interrelation to the amendments and the adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, to reflect changes the U.S. Securities and Exchange Commission has made to its disclosure rules on guaranteed debt securities offerings. The new rules replace the previously required condensed consolidating financial information with summarized financial information of the issuer and the guarantor and, among other things, require expanded qualitative disclosures. We have elected to provide this information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by the new rules.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments. ASU 2021-05 continues to address any additional issues that may have arisen since the adoption of Topic 842 by public business entities. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. ASU 2021-05 became effective for us on December 15, 2021. We have assessed our current positions and the interrelation to the amendments and the adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

Note 4 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2021	2020	2019
Distributors	6,325	4,720	4,409
Original Equipment Manufacturers and Electronic Manufacturing Services	4,587	3,728	4,352
Other	151	164	116
Total	11,063	8,612	8,877

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2021	2020	2019
Depreciation of property, plant and equipment	551	547	518
Amortization of internal use software	7	6	8
Amortization of other identified intangible assets (*)	704	1,435	1,521
	1,262	1,988	2,047
(*)    For the period ending December 31, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million. For the period ending December 31, 2020, the amount includes an impairment relative to IPR&D acquired as part of the acquisition of Freescale for an amount of $36 million.

Depreciation of property, plant and equipment is primarily included in cost of revenue.

Other income (expense)
Income derived from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	2021	2020	2019
Result from MSA and TSA arrangements	(2)	—	—
Other, net	2	114	25
Total	—	114	25

Financial income (expense)

	2021	2020	2019
Interest income	4	13	57
Interest expense	(369)	(362)	(370)
Total interest expense, net	(365)	(349)	(313)
Net gain (loss) on extinguishment of debt	(22)	(60)	(11)
Foreign exchange rate results	5	(16)	(15)
Miscellaneous financing income (expense) and other, net	(21)	8	(11)
Total other financial income (expense)	(38)	(68)	(37)
Total	(403)	(417)	(350)

Balance Sheet Information

Cash and cash equivalents
At December 31, 2021 and December 31, 2020, our cash balance was $2,830 million and $2,275 million, respectively, of which $208 million and $185 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2021, no dividend (2020: $90 million dividend) was paid by SSMC.

Equity Investments
At December 31, 2021 and December 31, 2020, the total carrying value of investments in equity securities is summarized as follows:

	2021	2020
Marketable equity securities	18	19
Non-marketable equity securities	19	40
Equity-accounted investments	75	61
	112	120

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2021		2020
	Shareholding %	Amount	Shareholding %	Amount
Wise Road Industry Investment Fund I, L.P.	8.41%	31	10.17%	29
Others	—	44	—	32
		75		61

Results related to equity-accounted investees at the end of each period were as follows:

	2021	2020	2019
Company’s share in income (loss)	(1)	(4)	(2)
Other results	(1)	—	3
	(2)	(4)	1

Other current liabilities
Other current liabilities at December 31, 2021 and December 31, 2020 consisted of the following:

	2021	2020
Accrued compensation and benefits	476	286
Income taxes payable	82	140
Dividend payable	149	105
Other	468	435
	1,175	966

Note 5 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate. During 2021 and 2019, there were no new significant restructuring programs. In the fourth quarter of 2020, we recognized $38 million of employee severance costs in our restructuring liabilities, related to specific targeted actions.

The following table presents the changes in the position of restructuring liabilities in 2021:

	Balance January 1, 2021	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2021
Restructuring liabilities	74	1	(37)	—	(1)	37
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2021 of $37 million is classified in the Consolidated Balance Sheets under current liabilities ($25 million) and non-current liabilities ($12 million).

The utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

The following table presents the changes in the position of restructuring liabilities in 2020:

	Balance January 1, 2020	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2020
Restructuring liabilities	32	77	(36)	—	1	74
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2020 of $74 million is classified in the Consolidated Balance Sheets under current liabilities ($60 million) and non-current liabilities ($14 million).

The utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

The components of restructuring charges recorded in 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Personnel lay-off costs	1	78	32
Other exit costs	—	—	—
Release of provisions/accruals	—	—	(4)
Net restructuring charges	1	78	28

The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2021	2020	2019
Cost of revenue	—	15	3
Research & development	1	39	16
Selling, general and administrative	—	24	9
Other (income) expense	—	—	—
Net restructuring charges	1	78	28

Note 6 - Income Taxes
In 2021, NXP generated income before income taxes of $2,180 million (2020: income of $1 million; 2019: income of $291 million). The components of income (loss) before income taxes are as follows:

	2021	2020	2019
Netherlands	942	447	429
Foreign	1,238	(446)	(138)
	2,180	1	291
The components of income tax benefit (expense) are as follows:

	2021	2020	2019
Current taxes:
Netherlands	(106)	(147)	(90)
Foreign	(186)	(119)	(105)
	(292)	(266)	(195)
Deferred taxes:
Netherlands	10	58	(28)
Foreign	10	291	203
	20	349	175
Total income tax benefit (expense)	(272)	83	(20)

A reconciliation of the statutory income tax rate in the Netherlands as a percentage of income (loss) before income taxes and the effective income tax rate is as follows:

	2021		2020		2019
	amount	%	amount	%	amount	%
Statutory income tax rate in the Netherlands	545	25.0	—	25.0	73	25.0

Rate differential between the local statutory rates and the statutory rate of the Netherlands	(42)	(1.9)	22	2,175.0	16	5.5
Net change in valuation allowance	(20)	(0.9)	35	3,500.0	59	20.2
Non-deductible expenses/losses	53	2.5	61	6,100.0	52	17.8
Netherlands tax incentives	(69)	(3.2)	(48)	(4,800.0)	(68)	(23.2)
Foreign tax incentives	(163)	(7.5)	(117)	(11,700.0)	(118)	(40.5)
Changes in estimates of prior years' income taxes	(21)	(1.0)	(13)	(1,300.0)	(3)	(1.2)
Sale of non-deductible goodwill	—	—	10	1,000.0	—	—
Withholding taxes	(8)	(0.4)	(31)	(3,100.0)	5	1.8
Other differences	(3)	(0.1)	(2)	(200.0)	4	1.5
Effective tax rate	272	12.5	(83)	(8,300.0)	20	6.9
.

We recorded an income tax expense of $272 million in 2021, which reflects an effective tax rate of 12.5% compared to a benefit of $83 million and an effective rate of (8300.0)% in 2020.The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance and non-deductible expenses, sale of non-deductible goodwill and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:
•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2021, the foreign tax and Netherlands tax incentives were higher than 2020 by $67 million, mainly due to the fact that NXP increased its investment expenditures and benefited from higher qualifying income.
•The increase in the valuation allowance is mostly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration. The release of the valuation allowance in 2021 is due to higher qualifying income compared to 2020 and 2019.
•The withholding tax benefit in 2021 is mainly due to changes in considering more undistributed earnings as indefinitely reinvested resulting in a tax benefit of $17 million.The difference of $36 million in the withholding tax benefit in 2020 as compared with the tax expense in 2019 is mainly due to changes in the applicable deferred tax liability rate regarding future remittances of the earnings of foreign subsidiaries and due to changes in considering more undistributed earnings as indefinitely reinvested.
•The tax effect of the non-deductible goodwill of $10 million is linked to the divestiture of the VAS business in 2020.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $14 million in 2021 (2020: $11 million; 2019: $12 million). The benefit of this tax holiday on net income per share (diluted) was $0.05 in 2021 (2020: $0.04; 2019: $0.04).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2021	2020
Operating loss and tax credit carry forwards	317	480
Disallowed interest and tax incentive carry forwards	19	69
Other accrued liabilities	147	107
Pensions	104	121
Other non-current liabilities	60	58
Share-based compensation	9	13
Restructuring liabilities	6	15
Receivables	89	55
Inventories	5	8
Total Deferred Tax Assets	756	926
Valuation allowance	(161)	(227)
Total Deferred Tax Assets, net of valuation allowance	595	699

Identified intangible assets, net	(20)	(116)
Undistributed earnings of foreign subsidiaries	(38)	(54)
Property, plant and equipment, net	(7)	(15)
Goodwill	(83)	(66)
Other current and non-current assets	(63)	(56)
Total Deferred Tax Liabilities	(211)	(307)
Net Deferred Tax Position	384	392

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2021	2020
Deferred tax assets within other non-current assets	441	477
Deferred tax liabilities within non-current liabilities	(57)	(85)
	384	392

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance decreased by $66 million during 2021 (2020: $37 million increase). Besides the net change in the valuation allowance of $20 million this mainly includes a decrease of the valuation allowance due to liquidating a dormant legal entity for $17 million and for the remainder due to a change in estimates of prior years' income taxes.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2021, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2021 tax loss carryforwards of $537 million (inclusive of $139 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2021	2022	2023	2024	2025	2026	2027-2031	later	unlimited
Tax loss carryforwards	537	13	2	3	10	13	91	45	360
This overview is excluding carried forward tax incentives of $78 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $363 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2021	2022	2023	2024	2025	2026	2027-2031	later	unlimited
Tax credit carryforwards	363	10	11	11	19	22	49	188	53

The net income tax payable (excluding the liability for unrecognized tax benefits) as of December 31, 2021 amounted to $55 million (2020: net income tax payable of $117 million) and includes amounts directly receivable from or payable to tax authorities.

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $38 million at December 31, 2021 (2020: $54 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. The Company considers $345 million of the undistributed earnings indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings the Company would be subject to tax of $35 million, which is not recognized as deferred tax liability at December 31, 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2021	2020	2019
Balance as of January 1,	161	159	165
Translation differences	(1)	—	(1)
Lapse of statute of limitations	(1)	(4)	(3)
Increases from tax positions taken during prior periods	7	5	4
Decreases from tax positions taken during prior periods	(1)	—	(4)
Increases from tax positions taken during current period	11	7	7
Decreases relating to settlements with the tax authorities	—	(6)	(9)
Balance as of December 31,	176	161	159

Of the total unrecognized tax benefits at December 31, 2021, $152 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2021 amounted to a $5 million expense (2020: $4 million expense; 2019: $3 million benefit). As of December 31, 2021 the

Company has recognized a liability for related interest and penalties of $18 million (2020: $13 million; 2019: $11 million). It is reasonably possible that the total amount of unrecognized tax benefits may significantly increase/decrease within the next 12 months of the reporting date due to, for example, completion of tax examinations. It is estimated that this reasonably possible change will not be significant.

The Company files income tax returns in the Netherlands, the U.S.A. and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2018-2020), Germany (2017-2020), USA (2005-2020), China (2011-2020), Taiwan (2016-2020), Thailand (2016-2020), Malaysia (2014-2020) and India (2004, 2005, 2007-2020).

Note 7 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2021	2020
Accounts receivable from third parties	925	767
Allowance for credit loss	(2)	(2)
	923	765

The following table presents accounts receivable, net disaggregated by sales channel:

	2021	2020
Distributors	171	186
Original Equipment Manufacturers and Electronic Manufacturing Services	722	533
Other	30	46
	923	765

Note 8 - Inventories, net
Inventories are summarized as follows:

	2021	2020 1)
Raw materials	107	66
Work in process	846	738
Finished goods	236	226
	1,189	1,030
1) Certain prior period amounts have been reclassified, correcting for the current year presentation of the allowance for obsolescence between finished goods and work in process categories, with no impact on total net inventories.

The portion of finished goods stored at customer locations under consignment amounted to $12 million as of December 31, 2021 (2020: $31 million).

The amounts recorded above are net of an allowance for obsolescence of $120 million as of December 31, 2021 (2020: $122 million).

Note 9 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2021	2020
Land		164	165
Buildings	9 to 50	1,465	1,425
Machinery and installations	2 to 10	4,457	3,970
Other Equipment	1 to 5	802	751
Prepayments and construction in progress		423	210
		7,311	6,521
Less accumulated depreciation		(4,676)	(4,237)
Property, plant and equipment, net of accumulated depreciation		2,635	2,284

Note 10 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2020
Cost	9,384
Accumulated amortization/impairment	(5,764)
Book value	3,620
Changes in book value:
Acquisitions/additions	63
Transfer to assets held for sale	—
Amortization	(1,398)
Impairment	(43)
Total changes	(1,378)
Balance as of December 31, 2020
Cost	9,249
Accumulated amortization/impairment	(7,007)
Book value	2,242
Changes in book value:
Acquisitions/additions	163
Transfer to assets held for sale	—
Amortization	(674)
Impairment	(37)
Translation differences	—
Total changes	(548)
Balance as of December 31, 2021
Cost	4,715
Accumulated amortization/impairment	(3,021)
Book value	1,694

Identified intangible assets as of December 31, 2021 and 2020 respectively were composed of the following:

	December 31, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	96	—	147	—
Marketing-related	81	(81)	81	(81)
Customer-related	852	(325)	957	(381)
Technology-based	3,686	(2,615)	8,064	(6,545)
Identified intangible assets	4,715	(3,021)	9,249	(7,007)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.
The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2022	614
2023	383
2024	197
2025	101
2026	68
Thereafter	331
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of December 31, 2021.

Note 11 - Goodwill
The changes in goodwill in 2021 and 2020 were as follows:

	2021	2020
Balances as of January 1
Cost	10,098	10,063
Accumulated impairment	(114)	(114)
Book value	9,984	9,949
Changes in book value:
Acquisitions	6	3
Transfer to assets held for sale	—	—
Translation differences	(29)	32
Total changes	(23)	35
Balances as of December 31
Cost - Balance	10,075	10,098
Accumulated impairment - Balance	(114)	(114)
Book value - Balance	9,961	9,984
No goodwill impairment charges were required to be recognized in 2021 or 2020.

The fair value of the reporting unit substantially exceeds the carrying value of the reporting unit.
See Note 3, “Acquisitions and Divestments”.

Note 12 - Postretirement Benefit Plans

Pensions
Our employees participate in employee pension plans in accordance with legal requirements, customs and the related matters in the respective countries. These are defined-benefit pension plans, defined-contribution plans and multi-employer plans.

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,430 companies and 627,000 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will increase from 27.59% (2021) to 27.98% (2022).

PME multi-employer plan	2021	2020	2019
NXP’s contributions to the plan	37	33	31
(including employees’ contributions)	5	4	4
Average number of NXP’s active employees participating in the plan	2,075	2,048	2,129
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2021 was $112 million (2020: $103 million; 2019: $98 million) of which $52 million (2020: $47 million; 2019: $47 million) represents defined-contribution plans and $32 million (2020: $29 million; 2019: $27 million) represents the PME multi-employer plans.

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

The total ongoing cost of defined-benefit plans amounted to $28 million in 2021 (2020: a cost of $27 million; 2019: a cost of $24 million).

The table below provides a summary of the changes in the pension benefit obligations and defined-benefit pension plan assets for 2021 and 2020, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the Consolidated Balance Sheets.

	2021	2020
Projected benefit obligation
Projected benefit obligation at beginning of year	790	665
Service cost	17	17
Interest cost	6	7
Actuarial (gains) and losses	(3)	65
Curtailments and settlements	—	—
Benefits paid	(22)	(22)
Exchange rate differences	(58)	58
Projected benefit obligation at end of year	730	790
Plan assets
Fair value of plan assets at beginning of year	224	203
Actual return on plan assets	19	5
Employer contributions	18	22
Curtailments and settlements	—	—
Benefits paid	(21)	(22)
Exchange rate differences	(18)	16
Fair value of plan assets at end of year	222	224
Funded status	(508)	(566)
Classification of the funded status is as follows
– Accrued pension cost within other non-current liabilities	(497)	(554)
– Accrued pension cost within accrued liabilities	(11)	(12)
Total	(508)	(566)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	705	755
Plans with assets less than accumulated benefit obligation (including unfunded plans)
– Fair value of plan assets	217	220
– Accumulated benefit obligations	699	750
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	214	140
– Net actuarial loss (gain)	(24)	58
– Exchange rate differences	(15)	16
Total AOCI at end of year	175	214

The net amount of projected benefit obligation and plan assets for all underfunded (including unfunded) pension plans was $508 million and $566 million at December 31, 2021 and 2020, respectively, and was classified as liabilities in the Consolidated Balance Sheets.

For the year ended December 31, 2021, actuarial losses were primarily related to increases in discount rates of approximately 40 basis points on a weighted basis and updates to mortality table benchmarks in various countries. For the year ended December 31, 2020, actuarial losses were primarily related to decreases in discount rates of approximately 40 basis points on a weighted basis and updates to mortality table benchmarks in various countries.

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2021	2020
Discount rate	1.2%	0.8%
Rate of compensation increase	2.2%	1.6%
The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2021	2020	2019
Discount rate	0.8%	1.2%	2.0%
Expected returns on plan assets	2.6%	2.6%	2.7%
Rate of compensation increase	1.6%	1.5%	1.8%

For the Company’s major plans, the discount rate used is based on high quality corporate bonds (iBoxx Corporate Euro AA 10+).

Plans in certain Asian countries without a deep corporate bond market use a discount rate based on the local sovereign rate and the plans' maturities (Bloomberg Government Bond Yields).

Expected returns per asset class are based on the assumption that asset valuations tend to return to their respective long-term equilibria. The Expected Return on Assets for any funded plan equals the average of the expected returns per asset class weighted by their portfolio weights in accordance with the fund’s strategic asset allocation.

The components of net periodic pension costs were as follows:

	2021	2020	2019
Service cost	18	17	14
Interest cost on the projected benefit obligation	6	7	12
Expected return on plan assets	(6)	(5)	(6)
Amortization of net (gain) loss	10	8	4
Curtailments & settlements	—	—	—
Net periodic cost	28	27	24

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the Consolidated Statements of Operations.

Plan assets
The actual pension plan asset allocation at December 31, 2021 and 2020 is as follows:

	2021	2020
Asset category:
Equity securities	34%	34%
Debt securities	35%	39%
Insurance contracts	7%	7%
Other	24%	20%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $222 million include $193 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2021			2020
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	71	—	—	71	—
Debt securities	6	53	—	8	62	—
Insurance contracts	—	15	—	—	15	—
Other	1	24	22	—	21	18
	7	163	22	8	169	18

The Company currently expects to make $12 million of employer contributions to defined-benefit pension plans and $10 million of expected cash payments in relation to unfunded pension plans in 2022.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2022	22
2023	23
2024	25
2025	25
2026	28
Years 2027-2031	162

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the US which are accounted for as defined-benefit plans.

The accumulated postretirement benefit obligation at the end of 2021 equals $4 million (2020: $6 million).

Note 13 - Debt

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2021 and 2020:

	2021			2020
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 3.875% senior unsecured notes	Sep, 2022	—	3.875	1,000	3.875
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	—	—
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	—	—
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	—	—
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	—	—
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		10,650		7,650
Unamortized discounts, premiums and debt issuance costs		(78)		(41)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,572		7,609
Current portion of long-term debt		—		—
Long-term debt		10,572		7,609

	Range of interest rates	Average rate of interest	Principal amount outstanding 2021	Due in 2022	Due after 2022	Due after 2026	Average remaining term (in years)	Principal amount outstanding 2020
USD notes	2.5%- 5.6%	3.7%	10,650	—	10,650	7,000	9.05	7,650
Revolving Credit Facility (1)	—%	—%	—	—	—	—	—	—
Bank borrowings	—%	—%	—	—	—	—	—	—
			10,650	—	10,650	7,000	9.05	7,650
(1)We do not have any borrowings under the $1,500 million Revolving Credit Facility as of December 31, 2021 and 2020.

As of December 31, 2021, the following principal amounts of long-term debt are due in the next 5 years:

2022	—
2023	900
2024	1,000
2025	500
2026	1,250
Due after 5 years	7,000
10,650

As of December 31, 2021, the book value of our outstanding long-term debt was $10,650 million, less debt issuance costs of $47 million and original issuance/debt discount of $31 million.

As of December 31, 2021, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 9.1 years.

Accrued interest as of December 31, 2021 is $57 million (December 31, 2020: $57 million).

2021 Financing Activities

2032, 2042 and 2051 Senior Unsecured Notes
On November 30, 2021, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $1 billion of 2.65% Senior Unsecured Notes due 2032, $500 million of 3.125% Senior Unsecured Notes due 2042 and $500 million of 3.25% Senior Unsecured Notes due 2051. The Company used a portion of the net proceeds of the offering of these notes to redeem the $1 billion aggregate principal amount of outstanding 3.875% Senior Notes due 2022. The remaining net proceeds will be used for general corporate purposes, which may include capital expenditures or equity buyback transactions.

2031 and 2041 Senior Unsecured Notes
On May 11, 2021, NXP B.V., together with NXP USA Inc. and NXP Funding LLC, issued $1 billion of 2.5% Senior Unsecured Notes due 2031 and $1 billion of 3.25% Senior Unsecured Notes due 2041. The net proceeds of the 2.5% Senior Notes due 2031 ("2031 Notes") are being used to finance certain eligible green projects. Pending the allocation of an amount equal to the net proceeds of the 2031 Notes to finance these eligible green projects, the remaining net proceeds of the 2031 Notes, together with the net proceeds of the 3.25% Senior Notes due 2041, are temporarily being held as cash and other short-term securities or are being used for general corporate purposes, including capital expenditures, short-term debt repayment or equity buyback transactions.

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
No portion of long-term and short-term debt as of December 31, 2021 and December 31, 2020 has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2021.

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

Note 14 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 30 years (land leases 48 to 90 years), some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2021, assets recorded under finance leases amounted to $82 million and accumulated depreciation associated with finance leases was $15 million (2020: $82 million and $12 million, respectively). Finance lease liabilities amounted to $23 million as of December 31, 2021 (December 31, 2020: $24 million).

The components of operating lease expense were as follows

	2021	2020	2019

Operating lease cost	66	65	59

Other information related to operating leases was as follows:

Supplemental cash flows information:
Operating cash flows from operating leases	64	63	53

Right-of-use assets obtained in exchange for lease obligations 1)	67	50	279
1) $188 million recorded on January 1, 2019 in accordance with the adoption of ASC 842.

Weighted average remaining lease term	6 years	6 years	6 years
Weighted average discount rate	2%	3%	3%

Future minimum lease payments for operating leases as of December 31, 2021 were as follows:

As of
December 31, 2021

2022	60
2023	53
2024	40
2025	30
2026	28
Thereafter	45
Total future minimum lease payments	256
Less: imputed interest	(19)
Total	237
Rent expense amounted to $10 million in 2021 compared to $9 million in 2020 and $12 million in 2019 (containing services related to leased assets as well as short-term leases).

Lease liabilities related to operating leases are split between current and non-current:

	As of December 31,
	2021	2020

Other current liabilities	56	60
Other non-current liabilities	181	177
Total	237	237
Operating lease right-of-use assets are $226 million as of December 31, 2021 (December 31, 2020: $223 million) and are included in other non-current assets in the consolidated balance sheet.

Note 15 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2021, the Company had purchase commitments of $4,354 million, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $65 million accrued for potential and current legal proceedings pending as of December 31, 2021, compared to $17 million accrued at December 31, 2020 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of December 31, 2021, the Company’s balance related to insurance reimbursements was $46 million (December 31, 2020: $8 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at December 31, 2021, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 million and $63 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $48 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 18 individuals. The Motorola suits allege exposures between 1981 and 2006. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs have indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

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
For the year ended December 31, 2021, the Company recognized $177 million in insurance proceeds directly offsetting the loss from operations that were incurred in the period.

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

As of December 31, 2021, we have recorded $87 million for environmental remediation costs, which are primarily included in other non-current liabilities in the accompanying Consolidated Balance Sheets. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 16 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2021 consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

In November 2019, the board of directors of NXP (the "Board"), as authorized by the 2019 annual general meeting of shareholders, approved the repurchase of shares up to a maximum of $2 billion (the "2019 Share Repurchase Program"). In addition, the Board approved the purchase of shares from participants in NXP's equity programs who trade shares as trade for tax and this authorization will remain in effect until terminated by the Board. In March 2021, the Board, as authorized by the 2020 annual general meeting of shareholders, approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board, as authorized by the 2021 annual general meeting of shareholders, increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program.

During the fiscal year-ended December 31, 2020, NXP repurchased 4.8 million shares, for a total of approximately $0.6 billion, and during the year-ended December 31, 2021, NXP repurchased 20.6 million shares, for a total of approximately $4 billion. As approved by the board of directors, on December 15, 2020, NXP cancelled some 26 million shares and on November 30, 2021, NXP cancelled 15 million shares. As a result, the number of issued NXP shares as per December 31, 2020 is 289,519,638 shares and as per December 31, 2021, the Company has issued and paid up 274,519,638 shares of common stock each having a par value of €0.20 or a nominal stock capital of €55 million (2020: €58 million).

Cash dividends
The following dividends were declared in 2021, 2020 and 2019 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	2021	2020	2019
Dividends declared (in millions)	606	420	351
Dividends declared (per share)	2.25	1.50	1.25

Share-based awards
The Company has granted share-based awards to the members of our board of directors, management team, our other executives, selected other key employees/talents of NXP and selected new hires to receive the Company’s shares in the future. See Note 17, “Share-based Compensation”.

Treasury shares
From time to time, last on May 26, 2021, the General Meeting of Shareholders authorizes the Board of Directors to repurchase shares of our common stock. On that basis, the Board of Directors has approved various share repurchase programs. In accordance with the Company’s policy to provide share-based awards from its treasury share inventory, shares which have been repurchased and are held in treasury for delivery upon exercise of options and under restricted and performance share programs, are accounted for as a reduction of stockholders’ equity. Treasury shares are recorded at cost, representing the market price on the acquisition date. When issued, shares are removed from treasury shares on a first-in, first-out (FIFO) basis.

Differences between the cost and the proceeds received when treasury shares are reissued, are recorded in capital in excess of par value. Deficiencies in excess of net gains arising from previous treasury share issuances are charged to retained earnings.

The following transactions took place resulting from employee option and share plans:

	2021	2020	2019
Total shares in treasury at beginning of year	9,044,952	34,082,242	35,913,021
Total cost	1,037	3,037	3,238
Shares acquired under repurchase program	20,628,901	4,828,913	15,865,718
Average price in $ per share	194.63	129.70	90.94
Amount paid	4,015	627	1,443
Shares delivered	5,104,494	3,866,203	4,513,416
Average price in $ per share	102.88	94.26	93.55
Amount received	62	71	84
Shares retired	15,000,000	26,000,000	13,183,081
Total shares in treasury at end of year	9,569,359	9,044,952	34,082,242
Total cost	1,932	1,037	3,037

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The computation of earnings per share (EPS) is presented in the following table:

	2021	2020	2019
Net income (loss)	1,906	80	272
Less: Net income (loss) attributable to non-controlling interests	35	28	29
Net income (loss) attributable to stockholders	1,871	52	243

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	270,687	279,763	282,056
Plus incremental shares from assumed conversion of:
Options 1)	386	526	776
Restricted Share Units, Performance Share Units and Equity Rights 2)	4,573	3,520	3,079
Dilutive potential common share	4,959	4,046	3,855
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	275,646	283,809	285,911

EPS attributable to stockholders in $:
Basic net income (loss)	6.91	0.19	0.86
Diluted net income (loss)	6.79	0.18	0.85
1)No stock options to purchase shares of NXP’s common stock that were outstanding in 2021 (2020: none; 2019: 0.1 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)Unvested RSU’s, PSU’s and equity rights up to 0.1 million shares that were outstanding in 2021 (2020: 0.6 shares; 2019: 0.7 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSU’s, PSU’s and equity rights or the performance goal has not been met.

Note 17 - Share-based Compensation
Share-based compensation expense is included in the following line items in our consolidated statement of operations:

	2021	2020	2019
Cost of revenue	45	45	42
Research and development	165	159	141
Selling, general and administrative	143	180	163
	353	384	346
The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $54 million (includes $32 million of excess tax benefits), $32 million (includes $10 million of excess tax benefits) and $27 million (includes $3 million of excess tax benefits) for the years ended December 31, 2021, 2020 and 2019, respectively.

Long Term Incentive Plans (LTIP’s)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. On November 2, 2021, the Company granted PSU awards to certain executives of the Company with a performance measure of Relative Total Shareholder Return (“Relative TSR”). Each PSU, which cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 2 common shares for each of the target units awarded based on the Relative TSR of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the PSUs using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology. The grant date fair value was $257.26 per PSU. The fair value of the PSUs is recognized as compensation cost over the service period of 3 years. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2021 was 23.8 million.

A charge of $331 million was recorded in 2021 for the LTIP (2020: $376 million; 2019: $339 million).

A summary of the activity for our LTIP’s during 2021 is presented below.

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
•a risk-free interest rate varying from 1.2% to 1.9% (2020: 1.2% to 1.9%; 2019: 1.0% to 1.9%);
•no expected dividend payments; and
•a volatility of 42 – 45% based on the volatility of a set of peer companies. Peer company data was used given the short period of time our shares had been publicly traded.

Above assumptions were valid at the moment NXP granted the options. Changes in the assumptions can materially affect the fair value estimate.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2021	644,334	56.03
Granted	—	—
Exercised	182,847	54.54
Forfeited	3,275	17.96
Outstanding at December 31, 2021	458,212	56.90	2.70	78
Exercisable at December 31, 2021	458,212	56.90	2.70	78

No options were granted in 2021, 2020 and 2019.

The intrinsic value of the exercised options was $27 million (2020: $45 million; 2019: $48 million), whereas the amount received by NXP was $10 million (2020: $26 million; 2019: $45 million). The tax benefit realized from stock options exercised during fiscal 2021, 2020, and 2019 was $58 million, $33 million, and $31 million, respectively.

At December 31, 2021, there were no (2020: none) unrecognized compensation cost related to non-vested stock options.

Performance share units

Market performance conditions

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2021	2,131,694	131.81
Granted	238,043	257.18
Performance based adjustment 1)	499,303	121.37
Vested	1,914,161	121.20
Forfeited	79,301	—
Outstanding at December 31, 2021	875,578	181.50
1) The amount shown represents performance adjustments for performance-based awards granted on July 26, 2018. These units vested at 135% during 2021 based on the achievement of relative TSR performance conditions.

In 2021, the weighted average grant date fair value of performance share units granted was $257.18 (2020: $164.92; 2019: $141.64).

In 2021, the fair value of the performance share units at the time of vesting was $395 million (2020: nil ; 2019: nil).

At December 31, 2021, there was a total of $90 million (2020: $89 million; 2019: $135 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 1.7 years (2020: 2.0 years; 2019: 2.0 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2021	5,392,686	114.83
Granted	1,819,220	201.68
Vested	2,693,170	107.31
Forfeited	340,819	122.22
Outstanding at December 31, 2021	4,177,917	156.89

The weighted average grant date fair value of restricted share units granted in 2021 was $201.68 (2020: $129.05; 2019: $111.62). The fair value of the restricted share units at the time of vesting was $533 million (2020: $372 million; 2019: $325 million).

At December 31, 2021, there was a total of $546 million (2020: $502 million; 2019: $501 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.6 years (2020: 1.5 years; 2019: 1.5 years).

Note 18 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2019	203	2	(130)	75
Other comprehensive income (loss) before reclassifications	78	15	(63)	30
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	—	(4)
Income tax effects	—	(2)	18	16
Other comprehensive income (loss)	78	9	(45)	42
As of December 31, 2020	281	11	(175)	117
Other comprehensive income (loss) before reclassifications	(74)	(9)	23	(60)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(6)	—	(6)
Income tax effects	—	4	(7)	(3)
Other comprehensive income (loss)	(74)	(11)	16	(69)
As of December 31, 2021	207	—	(159)	48

Note 19 - Related-party Transactions
The Company’s related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2021	2020	2019
Revenue and other income	8	54	82
Purchase of goods and services	4	36	64

The following table presents the amounts related to receivable and payable balances with these related parties:

	2021	2020
Receivables	1	3
Payables	3	7

Note 20 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	December 31, 2021	December 31, 2020
Assets:
Money market funds	1	2,111	1,469
Marketable equity securities	1	18	19
Derivative instruments-assets	2	5	18

Liabilities:
Derivative instruments-liabilities	2	(3)	—

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
As of December 31, 2021, the estimated fair value of current and non-current debt was $11.3 billion ($8.6 billion as of December 31, 2020). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

Note 21 - Other Financial Instruments, Derivatives and Currency Risk
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

Currency risk
The Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its exposure to the effects of currency fluctuations. Accordingly, the Company’s organizations identify and measure their exposures from transactions denominated in other than their own functional currency. We calculate our net exposure on a cash flow basis considering balance sheet items, actual orders received or made and anticipated revenue and expenses. The Company generally hedges foreign currency exposures in relation to transaction exposures, such as receivables/payables resulting from such transactions and part of anticipated sales and purchases. The Company generally uses forwards to hedge these exposures. As of January 1, 2016, as a result of the acquisition of Freescale, NXP has concluded that the functional currency of the Company is USD. Beginning from January 1, 2016, our U.S. dollar-denominated notes and short term loans will no longer need to be re-measured. Prior to January 1, 2016, the U.S. dollar-denominated debt held by our Dutch subsidiary (which had at that time a euro functional currency) could have generated adverse currency results in financial income and expenses depending on the exchange rate movement between the euro and the U.S. dollar. The U.S. dollar exposure of the net investment in U.S. dollar functional currency subsidiaries was hedged by certain of our U.S. dollar denominated debt. The hedging relationship was assumed to be highly effective. Foreign currency gains or losses on this U.S. dollar debt that were recorded in a euro functional currency entity that were designated as, and to the extent they were effective, as a hedge of the net investment in our U.S. dollar foreign entities, were reported as a translation adjustment in other comprehensive income within equity, and offset in whole or in part the foreign currency changes to the net investment that were also reported in other comprehensive income. Absent the application of net investment hedging, these amounts would have been recorded as a loss within financial income (expense) in the statement of operations.

Note 22 - Segments and Geographical Information
NXP has one reportable segment representing the entity as a whole, aligning with our organizational structure and with the way our chief operating decision maker makes operating decisions, allocates resources, and manages the growth and profitability of the business.

Revenue attributed to geographic areas is based on the customer’s shipped-to location. Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

Geographical Information

	Revenue			Property, plant and equipment, net
	2021	2020	2019	2021	2020	2019
China	4,180	3,324	3,147	387	257	265
Netherlands	352	222	275	251	212	221
United States	964	750	840	719	766	845
Singapore	1,269	1,064	1,006	391	304	321
Germany	628	483	526	44	51	52
Japan	810	647	780	1	—	—
South Korea	467	327	327	—	—	—
Malaysia	123	95	120	326	288	337
Other countries	2,270	1,700	1,856	516	406	407
	11,063	8,612	8,877	2,635	2,284	2,448

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Annual Report the disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, described below.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company’s management identified a material weakness in our internal control over financial reporting associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations over certain information technology (IT) systems that support the Company’s financial reporting processes. Management also deemed ineffective our automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals for each applicable IT system; insufficient training of IT personnel on the importance of ITGCs; and risk-assessment processes being inadequate to identify and assess risks in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies in IT General Controls created a more than remote possibility that a material misstatement to the Consolidated financial statements would not be prevented or detected on a timely basis. Based on this material weakness, our management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was not effective.
Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our Consolidated financial statements. We have concluded that our Consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented. Apart from the material weaknesses described above, NXP’s management has not identified any other deficiencies.
The Company’s independent registered public accounting firm, Ernst & Young Accountants LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which appears in Part II, Item 8 of this Form 10-K.

Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:
–Expanding controls and/or applying other appropriate procedures to address the design and operation of ITGCs on systems supporting our financial processes.
–Creating and filling functions with an emphasis on IT compliance and oversight.
–Developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting.
–Developing and maintaining policy documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes.
–Developing enhanced risk assessment and control identification procedures.
–Implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.
–Enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weakness, however the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weaknesses and intends the remediation of this material weakness to be completed prior to the end of fiscal 2022. However, there is no assurance as to when such remediation will be completed. As the remediation plans are or continue to be implemented, management may take additional measures or modify the plan elements described above.

Inherent Limitations on Effectiveness of Controls
It should be noted that any control system, regardless of how well it is designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting
Except for the material weakness identified during the quarter, as of December 31, 2021, there were no other changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors, executive officers and governance, appears under the captions "Item 3: (Re-)appointment of Directors", "Executive Officers", "Corporate Governance" and "How our Board Governs and Is Governed", in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The captions entitled “Executive Compensation” and “How Our Directors Are Compensated” in our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions "Certain Relationships and Related Party Transactions," "Item 3: (Re-)appointment of Directors" and "How our Board Governs and Is Governed" in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees” and "Audit Committee Pre-Approval Policies" in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, are incorporated herein by reference.

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

4.1	Description of the Company’s securities

4.2
Senior Indenture dated as of May 23, 2016, between NXP B.V. and NXP Funding LLC as Issuers, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 2 of the Form 6-K of NXP Semiconductors N.V. filed on August 2, 2016)

4.3
Senior Indenture dated as of December 6, 2018, among NXP B.V., NXP Funding LLC, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as trustee (incorporated by reference to Exhibit 4.13 of the Form 20-F of NXP Semiconductors N.V. filed on March 1, 2019)

4.4
Senior Indenture dated as of June 18, 2019, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

4.5
Senior Indenture, dated as of May 1, 2020, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 1, 2020)

4.6
Senior Indenture, dated as of May 11, 2021, among the Issuers, the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

4.7
Senior Indenture, dated as of November 30, 2021, among the Issuers, the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on November 30, 2021)

4.8
Registration Rights Agreement, dated December 6, 2018, among NXP B.V. and NXP Funding LLC as Issuers, NXP Semiconductors N.V., NXP Semiconductors Netherlands B.V. and NXP USA, Inc. as Guarantors and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers

4.9
Registration Rights Agreement, dated June 18, 2019, among NXP B.V., NXP Semiconductors N.V., NXP Funding LLC and NXP USA, Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC as Representatives of the Initial Purchasers

4.10
Registration Rights Agreement, dated May 1, 2020, among NXP B.V., NXP Semiconductors N.V., NXP Funding LLC and NXP USA, Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 1, 2020)

4.11
Registration Rights Agreement, dated May 11, 2021, among the Issuers, the Company and Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as Representatives. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

4.12
Registration Rights Agreement, dated November 30, 2021, among the Issuers, the Company and BofA Securities, Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, as Representatives. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on November 30, 2021)

10.1
Intellectual Property Transfer and License Agreement dated as of September 28, 2006 between Koninklijke Philips Electronics N.V. and NXP B.V. (incorporated by reference to Exhibit 10.1 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.2
Intellectual Property Transfer and License Agreement dated as of November 16, 2009 among NXP B.V., Virage Logic Corporation and VL C.V. (incorporated by reference to Exhibit 10.2 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.3
Shareholders’ agreement dated as of March 30, 1999, as amended among EBD Investments Pte. Ltd., Koninklijke Philips Electronics N.V. and Taiwan Semiconductor Manufacturing Company Ltd. (incorporated by reference to Exhibit 10.4 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.4
Lease Agreement dated as of December 23, 2004 between Jurong Town Corporation and Systems on Silicon Manufacturing Company Pte. Ltd. for the property at No. 70 Pasir Ris Drive 1, Singapore (incorporated by reference to Exhibit 10.8 of the Amendment No. 2 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 10, 2010 (File No. 333-166128))

10.5+
Long Term Incentive Plan 2015/6 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan and the Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on February 26, 2016)

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

10.11+	Summary of MT Change of Control Severance Arrangement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.12+
Summary of MT Death Benefit Arrangement related to Equity Awards (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.13
Revolving Credit Agreement dated as of June 11, 2019, among NXP B.V. and NXP Funding LLC, the financial institutions from time to time party thereto, Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 2 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.14
Guaranty, dated as of June 11, 2019, made by NXP Semiconductors N.V. and NXP USA, Inc. and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 3 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.15+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.16+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.17+
Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.18+
Employment Agreement dated March 18, 2013 between NXP Semiconductors N.V. and Steve Owen (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.19+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on October 27, 2020)

10.20+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 25, 2021)

10.21+
Employment Agreement dated August 25, 2021 between NXP USA, Inc. and Jennifer Wuamett (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on August 26, 2021)

10.22+
Employment Agreement dated October 12, 2021 between NXP USA, Inc. and Bill Betz (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on October 12, 2021)

10.23+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on November 2, 2021)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of KPMG Accountants N.V.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 , formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022
NXP Semiconductors N.V.

By:	/s/ WILLIAM J. BETZ
William J. Betz, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Jennifer Wuamett and Timothy Shelhamer, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, in connection with this Annual Report on Form 10-K, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 24, 2022.

/s/KURT SIEVERS	/s/WILLIAM J. BETZ
Kurt Sievers	William J. Betz
Executive Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)

/s/SIR PETER BONFIELD	/s/ANNETTE CLAYTON
Sir Peter Bonfield	Annette Clayton
Non-executive Director and Chair of the Board	Non-executive Director

/s/ANTHONY FOXX	/s/KENNETH A. GOLDMAN
Anthony Foxx	Kenneth A. Goldman
Non-executive Director	Non-executive Director

/s/JOSEF KAESER	/s/LENA OLVING
Josef Kaeser	Lena Olving
Non-executive Director	Non-executive Director

/s/PETER SMITHAM	/s/JULIE SOUTHERN
Peter Smitham	Julie Southern
Non-executive Director	Non-executive Director

/s/JASMIN STAIBLIN	/s/GREGORY L. SUMME
Jasmin Staiblin	Gregory L. Summe
Non-executive Director	Non-executive Director

/s/KARL-HENRIK SUNDSTRÖM
Karl-Henrik Sundström
Non-executive Director