Form 10-Q
period 2022-04-03
NXP Semiconductors N.V.
filed 2022-05-03
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
or
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
Yes  ☐    No  ☒

As of April 29, 2022, there were 262,564,790 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended April 3, 2022

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	April 3, 2022	April 4, 2021
Revenue	3,136	2,567
Cost of revenue	(1,359)	(1,212)
Gross profit	1,777	1,355
Research and development	(518)	(461)
Selling, general and administrative	(251)	(222)
Amortization of acquisition-related intangible assets	(135)	(180)
Total operating expenses	(904)	(863)
Other income (expense)	—	—
Operating income (loss)	873	492
Financial income (expense):
Other financial income (expense)	(105)	(87)
Income (loss) before income taxes	768	405
Benefit (provision) for income taxes	(114)	(40)
Results relating to equity-accounted investees	12	(1)
Net income (loss)	666	364
Less: Net income (loss) attributable to non-controlling interests	9	11
Net income (loss) attributable to stockholders	657	353

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.50	1.27
Diluted	2.48	1.25

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	263,089	277,526
Diluted	265,109	283,263

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	April 3, 2022	April 4, 2021
Net income (loss)	666	364
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(4)	(14)
Change in foreign currency translation adjustment	(18)	(42)
Change in net actuarial gain (loss)	—	—
Total other comprehensive income (loss)	(22)	(56)
Total comprehensive income (loss)	644	308
Less: Comprehensive income (loss) attributable to non-controlling interests	9	11
Total comprehensive income (loss) attributable to stockholders	635	297

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	April 3, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	2,683	2,830
Accounts receivable, net	925	923
Inventories, net	1,311	1,189
Other current assets	356	286
Total current assets	5,275	5,228
Non-current assets:
Other non-current assets	1,701	1,346
Property, plant and equipment, net of accumulated depreciation of $4,805 and $4,676	2,814	2,635
Identified intangible assets, net of accumulated amortization of $3,059 and $3,021	1,577	1,694
Goodwill	9,954	9,961
Total non-current assets	16,046	15,636
Total assets	21,321	20,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,369	1,252
Restructuring liabilities-current	16	25
Other current liabilities	1,460	1,175
Total current liabilities	2,845	2,452
Non-current liabilities:
Long-term debt	10,573	10,572
Restructuring liabilities	14	12
Deferred tax liabilities	53	57
Other non-current liabilities	1,076	1,001
Total non-current liabilities	11,716	11,642
Total liabilities	14,561	14,094
Equity:
Non-controlling interests	251	242

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	13,819	13,727
Treasury shares, at cost:
11,966,850 shares (2021: 9,569,359 shares)	(2,433)	(1,932)
Accumulated other comprehensive income (loss)	26	48
Accumulated deficit	(4,959)	(5,371)
Total stockholders’ equity	6,509	6,528
Total equity	6,760	6,770
Total liabilities and equity	21,321	20,864

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net income (loss)	666	364
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	310	341
Share-based compensation	89	91
Amortization of discount (premium) on debt, net	1	—
Amortization of debt issuance costs	2	2
Net (gain) loss on sale of assets	(1)	—
(Gain) loss on equity security, net	(4)	(3)
Results relating to equity-accounted investees	(12)	1
Deferred tax expense (benefit)	(33)	12
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(61)	(95)
(Increase) decrease in inventories	(122)	(26)
Increase (decrease) in accounts payable and other liabilities	266	51
Decrease (increase) in other non-current assets	(247)	(8)
Exchange differences	—	(1)
Other items	2	3
Net cash provided by (used for) operating activities	856	732
Cash flows from investing activities:
Purchase of identified intangible assets	(43)	(37)
Capital expenditures on property, plant and equipment	(280)	(150)
Purchase of equipment leased to others	(5)	—
Proceeds from disposals of property, plant and equipment	1	—
Purchase of interests in businesses, net of cash acquired	(4)	—
Purchase of investments	—	(2)
Proceeds from sale of investments	—	8
Proceeds from return of equity investment	2	—
Net cash provided by (used for) investing activities	(329)	(181)
Cash flows from financing activities:
Cash paid for debt issuance costs	(1)	—
Dividends paid to common stockholders	(149)	(105)
Proceeds from issuance of common stock through stock plans	28	31
Purchase of treasury shares and restricted stock unit withholdings	(552)	(905)
Net cash provided by (used for) financing activities	(674)	(979)
Effect of changes in exchange rates on cash positions	—	(5)
Increase (decrease) in cash and cash equivalents	(147)	(433)
Cash and cash equivalents at beginning of period	2,830	2,275
Cash and cash equivalents at end of period	2,683	1,842

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	45	56
Income taxes, net of refunds	122	40
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	1	—
Book value of these assets	—	—
Non-cash investing activities:
Non-cash capital expenditures	246	121

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
Net income (loss)						657	657	9	666
Other comprehensive income					(22)		(22)		(22)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	256			51		(23)	28		28
Treasury shares repurchased and retired	(2,653)			(552)			(552)		(552)
Dividends common stock ($0.845 per share)						(222)	(222)		(222)
Balance as of April 3, 2022	262,553	56	13,819	(2,433)	26	(4,959)	6,509	251	6,760

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
Net income (loss)						353	353	11	364
Other comprehensive income					(56)		(56)		(56)
Share-based compensation plans			91				91		91
Shares issued pursuant to stock awards	361			37		(6)	31		31
Treasury shares repurchased and retired	(5,087)			(905)			(905)		(905)
Dividends common stock ($0.5625 per share)						(155)	(155)		(155)
Balance as of April 4, 2021	275,749	59	14,224	(1,905)	61	(4,136)	8,303	218	8,521

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
For a discussion of our significant accounting policies see, “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting standards recently adopted

No new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2022
There were no material acquisitions or divestments during the first three months of 2022.

2021
On July 6, 2021, we acquired Retune DSP for a total consideration of $15.7 million, net of closing adjustments.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	April 3, 2022	April 4, 2021
Distributors	1,680	1,468
Original Equipment Manufacturers and Electronic Manufacturing Services	1,412	1,064
Other	44	35
Total	3,136	2,567

Depreciation, amortization and impairment

	For the three months ended
	April 3, 2022	April 4, 2021
Depreciation of property, plant and equipment	142	132
Amortization of internal use software	2	2
Amortization of other identified intangible assets 1)	166	207
Total - Depreciation, amortization and impairment	310	341
1) For the three month period ending April 4, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million.

Financial income and expense

	For the three months ended
	April 3, 2022	April 4, 2021
Interest income	2	1
Interest expense	(104)	(87)
Total interest expense, net	(102)	(86)
Foreign exchange rate results	—	1
Miscellaneous financing costs/income and other, net	(3)	(2)
Total other financial income/ (expense)	(3)	(1)
Total - Financial income and expenses	(105)	(87)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	April 3, 2022	April 4, 2021
Net income (loss)	666	364
Less: net income (loss) attributable to non-controlling interests	9	11
Net income (loss) attributable to stockholders	657	353

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	263,089	277,526
Plus incremental shares from assumed conversion of:
Options 1)	321	416
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,699	5,321
Dilutive potential common shares	2,020	5,737

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	265,109	283,263

EPS attributable to stockholders in $:
Basic net income (loss)	2.50	1.27
Diluted net income (loss)	2.48	1.25
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q1 2022 (Q1 2021: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.

2)    There were 0.2 million unvested RSUs, PSUs and equity rights that were outstanding in Q1 2022 (Q1 2021: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At April 3, 2022 and December 31, 2021, our cash balance was $2,683 million and $2,830 million, respectively, of which $185 million and $208 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.
Inventories

The portion of finished goods stored at customer locations under consignment amounted to $9 million as of April 3, 2022 (December 31, 2021: $12 million).

Inventories are summarized as follows:

	April 3, 2022	December 31, 2021
Raw materials	118	107
Work in process	974	846
Finished goods	219	236
	1,311	1,189
The amounts recorded above are net of allowance for obsolescence of $121 million as of April 3, 2022 (December 31, 2021: $120 million).

Equity Investments

At April 3, 2022 and December 31, 2021, the total carrying value of investments in equity securities is summarized as follows:

	April 3, 2022	December 31, 2021
Marketable equity securities	17	18
Non-marketable equity securities	11	19
Equity-accounted investments	89	75
	117	112

The total carrying value of investments in equity-accounted investees is summarized as follows:

	April 3, 2022		December 31, 2021
	Shareholding %	Amount	Shareholding %	Amount
Wise Road Industry Investment Fund I, L.P.	8.41%	43	8.41%	31
Others	—	46	—	44
		89		75

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended
	April 3, 2022	April 4, 2021
Company’s share in income (loss)	11	(1)
Other results	1	—
	12	(1)

Other current liabilities

Other current liabilities at April 3, 2022 and December 31, 2021 consisted of the following:

	April 3, 2022	December 31, 2021
Accrued compensation and benefits	537	476
Income taxes payable	100	82
Dividend payable	222	149
Other	601	468
	1,460	1,175

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2021	207	—	(159)	48
Other comprehensive income (loss) before reclassifications	(18)	(6)	—	(24)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	1	—	1
Tax effects	—	1	—	1
Other comprehensive income (loss)	(18)	(4)	—	(22)
As of April 3, 2022	189	(4)	(159)	26

Cash dividends

The following dividends were declared during the first quarters of 2022 and 2021 under NXP’s quarterly dividend program:

	Fiscal year 2022		Fiscal year 2021
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.845	222	0.5625	155
The dividend declared in the first quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of April 3, 2022 and was subsequently paid on April 6, 2022.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2022:

	As of January 1, 2022	Additions	Utilized	Released	Other changes	As of April 3, 2022
Restructuring liabilities	37	—	(5)	(1)	(1)	30

There were no restructuring costs incurred for the three month period ended April 3, 2022 and the utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years (April 4, 2021: no restructuring costs incurred).

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended
	April 3, 2022	April 4, 2021
Cost of revenue	—	—
Research and development	(1)	—
Selling, general and administrative	—	—
Net restructuring charges	(1)	—

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended
	April 3, 2022	April 4, 2021
Tax expense (benefit)	114	40
Effective tax rate	14.8%	9.9%

Our provision for income taxes for the first three months of 2022 was of $114 million (14.8% effective tax rate) compared to a provision from income taxes of $40 million (9.9% effective tax rate) for the first three months of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the company which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, in the first three months of 2021 there was an income tax benefit due to changes in estimates of prior positions and due to a net change in the valuation allowance.

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes for the first quarter of 2022 by $3 million and decreased by $4 million for the first quarter 2021. The benefit of this tax holiday on net income per share (diluted) was $0.01 for the first quarter of 2022 and $0.01 for the first quarter of 2021.
7 Identified Intangible Assets

Identified intangible assets as of April 3, 2022 and December 31, 2021, respectively, were composed of the following:

	April 3, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	53	—	96	—
Marketing-related	—	—	81	(81)
Customer-related	851	(336)	852	(325)
Technology-based	3,732	(2,723)	3,686	(2,615)
Identified intangible assets	4,636	(3,059)	4,715	(3,021)

(1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2022 (remaining)	457
2023	397
2024	212
2025	113
2026	68
Thereafter	330
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of April 3, 2022 (December 31, 2021: 4 years).

8 Debt

The following table summarizes the outstanding debt as of April 3, 2022 and December 31, 2021:

		April 3, 2022		December 31, 2021
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	900	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		10,650		10,650
Unamortized discounts, premiums and debt issuance costs		(77)		(78)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,573		10,572
Current portion of long-term debt		—		—
Long-term debt		10,573		10,572

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	April 3, 2022	April 4, 2021
Revenue and other income	3	2
Purchase of goods and services	1	1

The following table presents the amounts related to receivable and payable balances with these related parties:

	April 3, 2022	December 31, 2021
Receivables	1	1
Payables	3	3

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	April 3, 2022	December 31, 2021
Assets:
Money market funds	1	1,763	2,111
Marketable equity securities	1	17	18
Derivative instruments-assets	2	9	5

Liabilities:
Derivative instruments-liabilities	2	(8)	(3)

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

As of April 3, 2022, the estimated fair value of current and non-current debt was $10.3 billion ($11.3 billion as of December 31, 2021). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of April 3, 2022, the Company had purchase commitments of $3,925 million, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $61 million accrued for potential and current legal proceedings pending as of April 3, 2022, compared to $65 million accrued at December 31, 2021 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of April 3, 2022, the Company’s related balance of insurance reimbursements was $45 million (December 31, 2021: $46 million) and is included in “Other current assets” and “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at April 3, 2022, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $63 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $49 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 17 individuals. The Motorola suits allege exposures between 1981 and 2006. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This interim Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our consolidated financial statements and notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve a number of risks and uncertainties, including any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances, including the expected timeline to remediate the identified material weakness in our internal control over financial reporting, the uncertain nature, magnitude, and duration of hostilities stemming from Russia's recent military invasion of the Ukraine, and our response to the current global pandemic and the potential impact the pandemic will have on our operations, liquidity, customers, facilities and supply chain. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect subsequent events or circumstances.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:
•Overview - Overall analysis of financial and other highlights to provide context for the MD&A
•Results of Operations - An analysis of our financial results
•Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows
•Information Regarding Guarantors of NXP - Financial information of the Obligor Group on a combined basis

Overview

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021

Revenue	3,136	2,567
Gross profit	1,777	1,355
Operating income (loss)	873	492
Cash flow from operating activities	856	732
Total debt	10,573	7,611
Net debt	7,890	5,769
Diluted weighted average number of shares outstanding	265,109	283,263
Diluted net income per share	2.48	1.25
Dividends per common share	0.8450	0.5625

Q1 2022 compared to Q1 2021
Revenue for the three months ended April 3, 2022 was $3,136 million compared to $2,567 million for the three months ended April 4, 2021, an increase of $569 million or an increase of 22% year-on-year. The strong revenue growth during the quarter was primarily due to ongoing industry-wide demand for semiconductors in the company’s focused end markets, as well as positive mix effects within the company’s focused end markets, and increased volumes of products shipped. Additionally, the company continued to experience the effects of increased input costs from its suppliers which were passed along to end customers in the form of higher average selling prices.

Our gross profit percentage for the first quarter of 2022 increased from 52.8% in the first quarter of 2021 to 56.7%, primarily from the continued significant acceleration of revenue in the first quarter of 2022 when compared to the same period in 2021, which led to improved loading and cost reductions, combined with sales price increases due to shortage and high demand, partly offset by higher input costs.

We continue to generate strong operating cash flows, with $856 million in cash flows from operations for the first quarter of 2022. We returned $701 million to our shareholders during the first quarter of 2022. Our cash position at the end of the first quarter of 2022 was $2,683 million. On January 31, 2022, the NXP Board of Directors approved a 50% increase in the quarterly cash dividend to $0.845 per common share for the first quarter of 2022.

Results of operations

The following table presents operating income for each of the three month periods ended April 3, 2022 and April 4, 2021, respectively:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021

Revenue	3,136	2,567
% nominal growth	22.2	27.0
Gross profit	1,777	1,355
Research and development	(518)	(461)
Selling, general and administrative	(251)	(222)
Amortization of acquisition-related intangible assets	(135)	(180)
Other income (expense)	—	—
Operating income (loss)	873	492

Revenue
Q1 2022 compared to Q1 2021
Revenue for the three months ended April 3, 2022 was $3,136 million compared to $2,567 million for the three months ended April 4, 2021, an increase of $569 million or an increase of 22% year-on-year, with growth in all of the Company’s four focus end markets.

Revenue by end-market was as follows:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021	Change
Automotive	1,557	1,229	26.7%
Industrial & IoT	682	571	19.4%
Mobile	401	346	15.9%
Communication Infrastructure & Other	496	421	17.8%
Revenue	3,136	2,567	22.2%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021	Change
Distributors	1,680	1,468	14.4%
OEM/EMS	1,412	1,064	32.7%
Other	44	35	25.7%
Revenue	3,136	2,567	22.2%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021	Change
Greater China and Asia Pacific	1,700	1,482	14.7%
EMEA (Europe, the Middle East and Africa)	638	467	36.6%
Americas	432	321	34.6%
Japan	218	189	15.3%
South Korea	148	108	37.0%
Revenue	3,136	2,567	22.2%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other

■	Distributors	■	Other
■	OEM/EMS

The increase in revenue is attributed to the combination of ongoing demand, across NXP’s Automotive, Industrial IoT, Mobile, and the Communications Infrastructure & Other end-markets, as well as the effects of increased input costs from NXP suppliers which were passed along to our end customers in the form of higher average selling prices.

From an end market perspective, within the automotive end-market the year-on-year growth was driven by strong demand across the entire automotive product portfolio - both our distribution partners and OEM customers - in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. Growth within the Industrial & IoT market reflects the successful continuation of adoption of our complete secure, connected edge processing solutions which leverage our broad processor portfolio, complimented by connectivity, analog attach and security products. Growth within the Mobile end market was due to ongoing adoption of our secure embed transaction solutions across all regions primarily in the Greater China including Asia Pacific regions, as well as early adoption of the company’s new secure ultra-wide-band (“UWB”) solutions.

When aggregating all end-markets together, and reviewing sales channel performance, business transacted through NXP's third party distribution partners was $1,680 million, an increase of 14.4%. Sales to NXP's direct OEM and EMS customers was $1,412 million, an increase of 32.7% versus the first quarter of 2021.

From a geographic perspective, revenue increased across all regions.

Revenue from the Automotive end-market was $1,557 million, an increase of $328 million or 26.7% year-on-year. Within Automotive, customers are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. Furthermore, the increase in Automotive revenue during the first quarter of 2022 can be attributed to the ongoing demand for our automotive products.

Revenue from the Industrial & IoT end-market was $682 million, an increase of $111 million or 19.4% year-on-year. The Industrial & IoT market is driven by the secular trend of multi-market OEMs seeking to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. During the first quarter of 2022, the year-on-year increase was driven by the continued growth in demand of NXP’s high performance industrial application processors, hybrid multi-core crossover processors, and low-power embedded microcontrollers, in addition to strong demand for the company’s analog high-speed interface devices and system security solutions.

Revenue from the Mobile end-market was $401 million with an increase of $55 million or 15.9% year-on-year. The year-on-year increase was driven by the continued strong adoption of secure mobile wallet solutions and increased demand for UWB Mobile, which was offset by declines in advanced power systems driven by load switch demand decline. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure and Other end-market was $496 million, an increase of $75 million or 17.8% year-on-year. The Communication Infrastructure and Other end-market is an amalgamation of three separate product portfolios, which service multiple markets, including cellular base stations; the network edge equipment, and the secure access, transit and government sponsored identification market.

The year-on-year growth in the first quarter of 2022 was driven by a combination of high performance RF Power amplifier products for cellular base-station applications, broad based demand for secure access and identification solutions, and multi-core processors. Offsetting these positive growth trends were declines in demand for the company’s smart antennae products used in the Android mobile handset market

Gross profit
Q1 2022 compared to Q1 2021
Gross profit for the three months ended April 3, 2022 was $1,777 million, or 56.7% of revenue, compared to $1,355 million, or 52.8% of revenue for the three months ended April 4, 2021. The increase of $422 million in gross profit was driven by improved factory loading, increased manufacturing volumes, and higher sales prices which were offset by higher input costs.
Operating expenses
Q1 2022 compared to Q1 2021
Operating expenses for the three months ended April 3, 2022 totaled $904 million, or 28.8% of revenue, compared to $863 million, or 33.6% of revenue, for the three months ended April 4, 2021.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021
Research and development	518	461
Selling, general and administrative	251	222
Amortization of acquisition-related intangible assets	135	180
Total operating expenses	904	863

■	R&D	■	SG&A	■	Amortization acquisition-related

Q1 2022 compared to Q1 2021
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended April 3, 2022 increased by $57 million, or 12.4%, when compared to the three months ended April 4, 2021 driven by:
+ higher personnel-related costs, including variable compensation costs; and
+ higher pre-production related expenses.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended April 3, 2022 increased by $29 million, or 13.1%, when compared to the three months ended April 4, 2021 mainly due to:
+ higher personnel-related costs, including variable compensation costs;
+ higher legal expense; and
+ higher professional services.

Amortization of acquisition-related intangible assets decreased by $45 million, or 25.0%, when compared to the three months ended April 4, 2021 driven by:
- an impairment charge in Q1 2021 as a result of the discontinuation of an IPR&D project.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021
Interest income	2	1
Interest expense	(104)	(87)
Total interest expense, net	(102)	(86)
Foreign exchange rate results	—	1
Miscellaneous financing costs/income and other, net	(3)	(2)
Total other financial income (expense)	(3)	(1)
Total	(105)	(87)

Q1 2022 compared to Q1 2021
Financial income (expense) was an expense of $105 million in the first quarter of 2022 compared to an expense of $87 million in the first quarter of 2021. The change in financial income (expense) is primarily attributable to an increase in interest expense as a result of (re)financing activities.

Benefit (provision) for income taxes

Q1 2022 compared to Q1 2021
Our provision for income taxes was $114 million (14.8% effective tax rate) for the first quarter of 2022 compared to a provision for income taxes of $40 million (9.9% effective tax rate) for the first quarter of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the company which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, in the first three months of 2021 there was an income tax benefit due to changes in estimates of prior positions and due to a net change in the valuation allowance.

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q1 2022	Q1 2021

Operating income (loss)	873	492
Financial income (expense)	(105)	(87)
Benefit (provision) for income taxes	(114)	(40)
Results relating to equity-accounted investees	12	(1)
Net income (loss)	666	364

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2022, our cash balance was $2,683 million, a decrease of $147 million compared to December 31, 2021. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $4,183 million of liquidity as of April 3, 2022.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $280 million in the first three months of 2022, compared to $150 million in the first three months of 2021. During the three month period ended April 3, 2022, we repurchased $552 million, or 2.7 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $207.94 per share.

Our total debt amounted to $10,573 million as of Q1 2022, an increase of $1 million compared to December 31, 2021 ($10,572 million).

At April 3, 2022, our cash balance was $2,683 million of which $185 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Cash flows

Our cash and cash equivalents during the first three months of 2022 decreased by $147 million as follows:

($ in millions, unless otherwise stated)	YTD 2022	YTD 2021

Net cash provided by (used for) operating activities	856	732
Net cash (used for) provided by investing activities	(329)	(181)
Net cash provided by (used for) financing activities	(674)	(979)
Increase (decrease) in cash and cash equivalents	(147)	(428)

Cash Flow from Operating Activities
For the first three months of 2022 our operating activities provided $856 million in cash. This was primarily the result of net income of $666 million, adjustments to reconcile the net income of $352 million and changes in operating assets and liabilities of ($164) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $310 million, share-based compensation of $89 million and changes in deferred taxes of ($33) million.

The change in operating assets and liabilities was attributable to the following:

The $61 million increase in receivables and other current assets for the three months ended April 3, 2022 was mainly driven by increases in various other assets with the most significant activities relating to a $20 million other receivables and $10 million in IT prepayments.

The $122 million increase in inventories for the three months ended April 3, 2022 was primarily related to increased production levels as we work to align inventory on hand with the current revenue forecasts.

The $266 million increase in accounts payable and other liabilities for the three months ended April 3, 2022 was primarily related to the increase in the accrual for variable compensation of $100 million as a result of improved operating results, $117 million in trade accounts payable as a result of increased distributor rebates outstanding, and $55 million in interest payable due to timing of interest payments, and $1 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP; partially offset by the $7 million reduction in restructuring liabilities.

The $247 million increase in other non-current assets for the three months ended April 3, 2022 was primarily related to prepayments to secure long-term production supply with multiple vendors.

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

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $329 million for the first three months of 2022 and principally consisted of the cash outflows for capital expenditures of $280 million, $43 million for the purchase of identified intangible assets, $5 million for the purchase of equipment leased to others, $4 million for the net purchase of interests of businesses, partly offset by $2 million from the proceeds from return of equity investments and $1 million from the proceeds from disposals of property, plant and equipment.

Net cash used for investing activities amounted to $181 million for the first three months of 2021 and principally consisted of the cash outflows for capital expenditures of $150 million and $37 million for the purchase of identified intangible assets, partly offset by net proceeds of $6 million related to sales and purchases of investments.

Cash Flow from Financing Activities
Net cash used for financing activities was $674 million for the first three months of 2022 compared to net cash provided by financing activities of $979 million for the first three months of 2021, detailed in the table below:

($ in millions)	YTD 2022	YTD 2021
Cash paid for debt issuance costs	(1)	—
Dividends paid to common stockholders	(149)	(105)
Cash proceeds from exercise of stock options and savings from ESPP	28	31
Purchase of treasury shares	(552)	(905)

Additional Capital Requirements

Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At April 3, 2022, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Summarized Statements of Income

For the three months ended
($ in millions)	April 3, 2022

Revenue	1,813
Gross Profit	921
Operating income	366
Net income	178

Summarized Balance Sheets

	As of
($ in millions)	April 3, 2022	December 31, 2021

Current assets	2,570	2,535
Non-current assets	11,545	11,576
Total assets	14,115	14,111

Current liabilities	812	637
Non-current liabilities	10,856	10,792
Total liabilities	11,668	11,429

Obligor's Group equity	2,447	2,682
Total liabilities and Obligor's Group equity	14,115	14,111

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the three months ended April 3, 2022: $158 million). The Obligor Group has amounts due from equity financing (April 3, 2022: $6,626 million; December 31, 2021: $5,167 million) and due to debt financing (April 3, 2022: $3,162 million; December 31, 2021: $3,053 million) with non-guarantor subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on April 3, 2022. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Ongoing Remediation of Previously Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. In addition to those actions which are ongoing, we have been designing and continue to implement certain compensating controls, which allow for an additional layer of mitigation as we design, implement, and ensure effective operation of the measures addressing the material weakness. We expect these changes to materially improve our internal controls.

The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the remediation of this material weakness will be completed prior to the end of fiscal 2022. However, there is no assurance as to when such remediation will be completed.

Changes in Internal Control Over Financial Reporting

As noted above, the Company has been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company's internal control over financial reporting during the three month period ended April 3, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

Our global business operations expose us to international business risks that could adversely affect our business

If any of the following international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations:

•negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the increase of barriers to international trade including the imposition of tariffs on imports by the United States and China, the withdrawal of the United Kingdom from the European Union, enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia and the sovereign debt crisis in certain European countries;
•social and political instability in a number of countries around the world, including continued hostilities and civil unrest in the Middle East and the Ukraine. The instability may have a negative effect on our business, financial condition and operations via our customers and global supply chain and volatility in energy prices and the financial markets;
•potential terrorist attacks;
•epidemics and pandemics, such as the coronavirus outbreak, which may adversely affect our workforce, as well as our suppliers and customers;
•adverse changes in government policies, especially those affecting trade and investment;
•volatility in foreign currency exchange rates, in particular with respect to the U.S. dollar, and transfer restrictions, in particular in China; and
•threats that our operations or property could be subject to nationalization and expropriation.

In addition, Russia’s recent invasion of Ukraine has led to sanctions, export controls and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. Any Russian response could also disrupt commercial and financial transactions. Further, conflict between Ukraine and Russia could adversely impact the global supply chain, disrupt our operations, or negatively impact the demand for our products in our primary end markets. Any such disruption could result in an adverse impact to our financial results.

For a description of other applicable risk factors, please refer to Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In January 2022, the board of directors of NXP (the “Board”) approved a new $2 billion 2022 share repurchase program. The new $2 billion share repurchase authorization is in addition to the $4 billion 2021 share repurchase program previously authorized by the Board. In addition, the Company purchases shares from participants in the Company’s equity programs who trade shares as trade for taxes.

The following share repurchase activity occurred under these programs during the three months ended April 3, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2022 – February 6, 2022	1,992,525	$212.48	1,975,744	16,833,194	16,781
February 7, 2022 – March 6, 2022	660,791	$194.24	650,462	18,184,668	10,329
March 7, 2022 – April 3, 2022	(320)	$199.90	—	17,628,198	(320)
Total	2,652,996		2,626,206		26,790
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

10.1*+	Employment Agreement dated May 10, 2021 between NXP USA, Inc. and Andy Micallef
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended April 3, 2022 and April 4, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2022 and April 4, 2021; (iii) Condensed Consolidated Balance Sheets as of April 3, 2022 and December 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2022 and April 4, 2021; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended April 3, 2022 and April 4, 2021; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2022

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

Date: May 3, 2022

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

Date: May 3, 2022

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended April 3, 2022 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: May 3, 2022

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended April 3, 2022 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: May 3, 2022

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer