Form 10-Q
period 2022-07-03
NXP Semiconductors N.V.
filed 2022-07-26
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
or
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
Yes  ☐    No  ☒

As of July 22, 2022, there were 262,598,471 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended July 3, 2022

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue	3,312	2,596	6,448	5,163
Cost of revenue	(1,430)	(1,174)	(2,789)	(2,386)
Gross profit	1,882	1,422	3,659	2,777
Research and development	(542)	(476)	(1,060)	(937)
Selling, general and administrative	(265)	(234)	(516)	(456)
Amortization of acquisition-related intangible assets	(134)	(139)	(269)	(319)
Total operating expenses	(941)	(849)	(1,845)	(1,712)
Other income (expense)	2	—	2	—
Operating income (loss)	943	573	1,816	1,065
Financial income (expense):
Extinguishment of debt	(18)	—	(18)	—
Other financial income (expense)	(110)	(100)	(215)	(187)
Income (loss) before income taxes	815	473	1,583	878
Benefit (provision) for income taxes	(129)	(65)	(243)	(105)
Results relating to equity-accounted investees	(3)	(2)	9	(3)
Net income (loss)	683	406	1,349	770
Less: Net income (loss) attributable to non-controlling interests	13	9	22	20
Net income (loss) attributable to stockholders	670	397	1,327	750

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.55	1.46	5.05	2.73
Diluted	2.53	1.42	5.01	2.67

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	262,579	272,686	262,837	275,145
Diluted	264,692	278,735	264,909	281,063

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income (loss)	683	406	1,349	770
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(8)	—	(12)	(14)
Change in foreign currency translation adjustment	(69)	9	(87)	(33)
Change in net actuarial gain (loss)	(1)	—	(1)	—
Total other comprehensive income (loss)	(78)	9	(100)	(47)
Total comprehensive income (loss)	605	415	1,249	723
Less: Comprehensive income (loss) attributable to non-controlling interests	13	9	22	20
Total comprehensive income (loss) attributable to stockholders	592	406	1,227	703

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	July 3, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	3,545	2,830
Accounts receivable, net	996	923
Inventories, net	1,462	1,189
Other current assets	317	286
Total current assets	6,320	5,228
Non-current assets:
Other non-current assets	1,848	1,346
Property, plant and equipment, net of accumulated depreciation of $4,931 and $4,676	2,914	2,635
Identified intangible assets, net of accumulated amortization of $3,111 and $3,021	1,527	1,694
Goodwill	9,930	9,961
Total non-current assets	16,219	15,636
Total assets	22,539	20,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,462	1,252
Restructuring liabilities-current	12	25
Other current liabilities	1,467	1,175
Total current liabilities	2,941	2,452
Non-current liabilities:
Long-term debt	11,160	10,572
Restructuring liabilities	12	12
Deferred tax liabilities	41	57
Other non-current liabilities	1,159	1,001
Total non-current liabilities	12,372	11,642
Total liabilities	15,313	14,094
Equity:
Non-controlling interests	264	242

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	13,904	13,727
Treasury shares, at cost:
11,924,962 shares (2021: 9,569,359 shares)	(2,424)	(1,932)
Accumulated other comprehensive income (loss)	(52)	48
Accumulated deficit	(4,522)	(5,371)
Total stockholders’ equity	6,962	6,528
Total equity	7,226	6,770
Total liabilities and equity	22,539	20,864

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the six months ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net income (loss)	1,349	770
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	627	646
Share-based compensation	178	184
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	3	3
Net (gain) loss on sale of assets	(1)	—
(Gain) loss on equity security, net	4	2
(Gain) loss on extinguishment of debt	18	—
Results relating to equity-accounted investees	(9)	3
Deferred tax expense (benefit)	(98)	12
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(111)	(230)
(Increase) decrease in inventories	(273)	(86)
Increase (decrease) in accounts payable and other liabilities	270	124
Decrease (increase) in other non-current assets	(288)	(60)
Exchange differences	(3)	—
Other items	8	(1)
Net cash provided by (used for) operating activities	1,675	1,368
Cash flows from investing activities:
Purchase of identified intangible assets	(72)	(72)
Capital expenditures on property, plant and equipment	(548)	(300)
Purchase of equipment leased to others	(5)	—
Proceeds from disposals of property, plant and equipment	1	—
Purchase of interests in businesses, net of cash acquired	(5)	(1)
Purchase of investments	(2)	(6)
Proceeds from sale of investments	12	8
Proceeds from return of equity investment	2	1
Net cash provided by (used for) investing activities	(617)	(370)
Cash flows from financing activities:
Repurchase of long-term debt	(917)	—
Proceeds from the issuance of long-term debt	1,496	2,000
Cash paid for debt issuance costs	(13)	(22)
Dividends paid to common stockholders	(371)	(260)
Proceeds from issuance of common stock through stock plans	28	31
Purchase of treasury shares and restricted stock unit withholdings	(554)	(2,108)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(332)	(360)
Effect of changes in exchange rates on cash positions	(11)	(3)
Increase (decrease) in cash and cash equivalents	715	635
Cash and cash equivalents at beginning of period	2,830	2,275
Cash and cash equivalents at end of period	3,545	2,910

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	178	160
Income taxes, net of refunds	272	161
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	1	—
Book value of these assets	—	—
Non-cash investing activities:
Non-cash capital expenditures	243	167

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
Net income (loss)						657	657	9	666
Other comprehensive income					(22)		(22)		(22)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	256			51		(23)	28		28
Treasury shares repurchased and retired	(2,653)			(552)			(552)		(552)
Dividends common stock ($0.8450 per share)						(222)	(222)		(222)
Balance as of April 3, 2022	262,553	56	13,819	(2,433)	26	(4,959)	6,509	251	6,760
Net income (loss)						670	670	13	683
Other comprehensive income					(78)		(78)		(78)
Share-based compensation plans			85				85		85
Shares issued pursuant to stock awards	57			11		(11)	—		—
Treasury shares repurchased and retired	(15)			(2)			(2)		(2)
Dividends common stock ($0.8450 per share)						(222)	(222)		(222)
Balance as of July 3, 2022	262,595	56	13,904	(2,424)	(52)	(4,522)	6,962	264	7,226

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
Net income (loss)						353	353	11	364
Other comprehensive income					(56)		(56)		(56)
Share-based compensation plans			91				91		91
Shares issued pursuant to stock awards	361			37		(6)	31		31
Treasury shares repurchased and retired	(5,087)			(905)			(905)		(905)
Dividends common stock ($0.5625 per share)						(155)	(155)		(155)
Balance as of April 4, 2021	275,749	59	14,224	(1,905)	61	(4,136)	8,303	218	8,521
Net income (loss)						397	397	9	406
Other comprehensive income					9		9		9
Share-based compensation plans			88				88		88
Shares issued pursuant to stock awards	64			6		(6)	—		—
Treasury shares repurchased and retired	(6,103)			(1,203)			(1,203)		(1,203)
Dividends common stock ($0.5625 per share)						(152)	(152)		(152)
Balance as of July 4, 2021	269,710	59	14,312	(3,102)	70	(3,897)	7,442	227	7,669

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

3 Acquisitions and Divestments

2022
There were no material acquisitions or divestments during the first six months of 2022.

2021
On July 6, 2021, we acquired Retune DSP for a total consideration of $15.7 million, net of closing adjustments.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Distributors	1,829	1,518	3,509	2,986
Original Equipment Manufacturers and Electronic Manufacturing Services	1,441	1,040	2,853	2,104
Other	42	38	86	73
Total	3,312	2,596	6,448	5,163

Depreciation, amortization and impairment

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Depreciation of property, plant and equipment	149	135	291	267
Amortization of internal use software	4	2	6	4
Amortization of other identified intangible assets 1)	164	168	330	375
Total - Depreciation, amortization and impairment	317	305	627	646
1) For the six month period ending July 4, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million.

Financial income and expense

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Interest income	6	1	8	2
Interest expense	(106)	(90)	(210)	(177)
Total interest expense, net	(100)	(89)	(202)	(175)
Extinguishment of debt	(18)	—	(18)	—
Foreign exchange rate results	3	(1)	3	—
Miscellaneous financing costs/income and other, net	(13)	(10)	(16)	(12)
Total other financial income/ (expense)	(28)	(11)	(31)	(12)
Total - Financial income and expenses	(128)	(100)	(233)	(187)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income (loss)	683	406	1,349	770
Less: net income (loss) attributable to non-controlling interests	13	9	22	20
Net income (loss) attributable to stockholders	670	397	1,327	750

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	262,579	272,686	262,837	275,145
Plus incremental shares from assumed conversion of:
Options 1)	295	394	309	406
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,818	5,655	1,763	5,512
Dilutive potential common shares	2,113	6,049	2,072	5,918

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	264,692	278,735	264,909	281,063

EPS attributable to stockholders in $:
Basic net income (loss)	2.55	1.46	5.05	2.73
Diluted net income (loss)	2.53	1.42	5.01	2.67
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q2 2022 and YTD 2022 (Q2 2021 and YTD 2021: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.

2)    There were 0.3 million unvested RSUs, PSUs and equity rights that were outstanding in Q2 2022 and 0.3 million outstanding YTD 2022 (Q2 2021 and YTD 2021: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At July 3, 2022 and December 31, 2021, our cash balance was $3,545 million and $2,830 million, respectively, of which $193 million and $208 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first six months of 2022 and 2021, no dividends were declared by SSMC.

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $8 million as of July 3, 2022 (December 31, 2021: $12 million).

Inventories are summarized as follows:

	July 3, 2022	December 31, 2021
Raw materials	129	107
Work in process	1,083	846
Finished goods	250	236
	1,462	1,189
The amounts recorded above are net of allowance for obsolescence of $136 million as of July 3, 2022 (December 31, 2021: $120 million).

Equity Investments

At July 3, 2022 and December 31, 2021, the total carrying value of investments in equity securities is summarized as follows:

	July 3, 2022	December 31, 2021
Marketable equity securities	10	18
Non-marketable equity securities	10	19
Equity-accounted investments	88	75
	108	112

The total carrying value of investments in equity-accounted investees is summarized as follows:

	July 3, 2022		December 31, 2021
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.1)	8.41%	44	8.41%	31
Others	—	44	—	44
		88		75
1) Previously named “Wise Road Industry Investment Fund I, L.P.”

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Company's share in income (loss)	(3)	(2)	8	(3)
Other results	—	—	1	—
	(3)	(2)	9	(3)

Other current liabilities

Other current liabilities at July 3, 2022 and December 31, 2021 consisted of the following:

	July 3, 2022	December 31, 2021
Accrued compensation and benefits	463	476
Income taxes payable	134	82
Dividend payable	222	149
Other	648	468
	1,467	1,175

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2021	207	—	(159)	48
Other comprehensive income (loss) before reclassifications	(87)	(24)	(1)	(112)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	8	—	8
Tax effects	—	4	—	4
Other comprehensive income (loss)	(87)	(12)	(1)	(100)
As of July 3, 2022	120	(12)	(160)	(52)

Cash dividends

The following dividends were declared during the first two quarters of 2022 and 2021 under NXP’s quarterly dividend program:

	Fiscal year 2022		Fiscal year 2021
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.845	222	0.5625	155
Second quarter	0.845	222	0.5625	152
The dividend declared in the second quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of July 3, 2022 and was subsequently paid on July 6, 2022.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2022:

	As of January 1, 2022	Additions	Utilized	Released	Other changes	As of July 3, 2022
Restructuring liabilities	37	1	(8)	(5)	(1)	24

There were no significant restructuring costs incurred for both six month periods ended July 3, 2022 and July 4, 2021 and the utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cost of revenue	(3)	—	(3)	—
Research and development	(1)	1	(2)	1
Selling, general and administrative	—	—	—	—
Net restructuring charges	(4)	1	(5)	1

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Tax expense (benefit)	129	65	243	105
Effective tax rate	15.8%	13.7%	15.4%	12.0%

Our provision for income taxes for the first six months of 2022 was $243 million (15.4% effective tax rate) compared to a provision from income taxes of $105 million (12.0% effective tax rate) for the first six months of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the company which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, in the first six months of 2021 there were income tax benefits due to changes in estimates of prior positions and a net change in the valuation allowance.

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes for the second quarter of 2022 by $4 million and decreased by $3 million for the second quarter 2021 (YTD 2022: a decrease of $7 million and YTD 2021: a decrease of $7 million). The benefit of this tax holiday on net income per share (diluted) was $0.02 for the second quarter of 2022 (YTD 2022: $0.03) and $0.02 for the second quarter of 2021 (YTD 2021: $0.03).
7 Identified Intangible Assets

Identified intangible assets as of July 3, 2022 and December 31, 2021, respectively, were composed of the following:

	July 3, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	53	—	96	—
Marketing-related	—	—	81	(81)
Customer-related	849	(345)	852	(325)
Technology-based	3,736	(2,766)	3,686	(2,615)
Identified intangible assets	4,638	(3,111)	4,715	(3,021)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2022 (remaining)	308
2023	436
2024	251
2025	133
2026	69
Thereafter	330
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of July 3, 2022 (December 31, 2021: 4 years).

8 Debt

Exchange Offers
On April 14, 2022, we initiated a registered exchange offering of our outstanding Senior Unsecured Notes (the “Notes”) for new issues of substantially identical registered debt securities (the “Exchange Offers”). The Exchange Offers expired on May 16, 2022, at which time substantially all of the Notes were exchanged for registered senior unsecured notes with the U.S. Securities and Exchange Commission.

Debt Issuance and redemption
On May 16, 2022, NXP B.V., together with NXP Funding LLC and NXP USA, Inc., issued $500 million of 4.4% senior unsecured notes due June 1, 2027 and $1 billion of 5.0% senior unsecured notes due January 15, 2033.

On May 27, 2022 we redeemed the $900 million aggregate principal amount of outstanding dollar-denominated 4.625% Senior Unsecured Notes due 2023 in accordance with the terms of the indenture.

The following table summarizes the outstanding debt as of July 3, 2022 and December 31, 2021:

		July 3, 2022		December 31, 2021
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	—	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	June, 2027	500	4.400	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.00% senior unsecured notes	Jan, 2033	1,000	5.000	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Jun, 2024	—	—	—	—
Total principal		11,250		10,650
Unamortized discounts, premiums and debt issuance costs		(90)		(78)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,160		10,572
Current portion of long-term debt		—		—
Long-term debt		11,160		10,572

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the six months ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue and other income	2	2	5	4
Purchase of goods and services	1	1	2	2

The following table presents the amounts related to receivable and payable balances with these related parties:

	July 3, 2022	December 31, 2021
Receivables	1	1
Payables	3	3

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	July 3, 2022	December 31, 2021
Assets:
Money market funds	1	2,554	2,111
Marketable equity securities	1	10	18
Derivative instruments-assets	2	1	5

Liabilities:
Derivative instruments-liabilities	2	(26)	(3)

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

As of July 3, 2022, the estimated fair value of current and non-current debt was $10.2 billion ($11.3 billion as of December 31, 2021). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of July 3, 2022, the Company had purchase commitments of $3,885 million, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $61 million accrued for potential and current legal proceedings pending as of July 3, 2022, compared to $65 million accrued at December 31, 2021 (without reduction for any related insurance reimbursements). The accruals are included in “Other non-current liabilities”. As of July 3, 2022, the Company’s related balance of insurance reimbursements was $43 million (December 31, 2021: $46 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at July 3, 2022, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $72 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $89 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 22 individuals. The Motorola suits allege exposures between 1980 and 2005. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

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

Overview

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	YTD 2022	YTD 2021

Revenue	3,312	2,596	6,448	5,163
Gross profit	1,882	1,422	3,659	2,777
Operating income (loss)	943	573	1,816	1,065
Cash flow from operating activities	819	636	1,675	1,368
Total debt	11,160	9,591	11,160	9,591
Net debt	7,615	6,681	7,615	6,681
Diluted weighted average number of shares outstanding	264,692	278,735	264,909	281,063
Diluted net income per share	2.53	1.42	5.01	2.67
Dividends per common share	0.8450	0.5625	1.6900	1.1250

Q2 2022 compared to Q2 2021
Revenue for the three months ended July 3, 2022 was $3,312 million compared to $2,596 million for the three months ended July 4, 2021, an increase of $716 million or an increase of 27.6% year-on-year. Revenue growth during the quarter was due to increased volumes of products shipped driven by the continued industry-wide demand for semiconductors across the company’s focused end markets, and the positive mix effects within the company’s focused end markets. Additionally, the company continued to experience the inflationary effects of increased input costs from its suppliers which were passed along to end customers in the form of higher average selling prices.

Our gross profit percentage for the second quarter of 2022 increased from 54.8% in the second quarter of 2021 to 56.8%, primarily from the continued significant acceleration of revenue in the second quarter of 2022 compared to the same period in 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

We continue to generate strong operating cash flows, with $819 million in cash flows from operations for the second quarter of 2022. We returned $224 million to our shareholders during the second quarter of 2022. Our cash position at the end of the second quarter of 2022 was $3,545 million. This includes the net proceeds of the $1.5 billion of senior unsecured debt issued by NXP on May 16, 2022.

YTD 2022 compared to YTD 2021
Revenue for the six months ended July 3, 2022 was $6,448 million compared to $5,163 million for the six months ended July 4, 2021, an increase of $1,285 million or an increase of 24.9% year-on-year. The increase within the first half 2022 is attributed to strong demand, across all of the end markets.

Our gross profit percentage for the six months ended July 3, 2022 increased from 53.8% for the six months ended July 4, 2021 to 56.7%, primarily from the continued significant acceleration of revenue in the first six months of 2022 compared to the same period in 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

Cash flow from operations for the first six months of 2022 was $1,675 million. Total shareholder return for the first six months of 2022 was $925 million. Our cash position remains solid, with the net proceeds of the $1.5 billion in newly issued debt adding to our cash and cash equivalents.

Results of operations

The following table presents operating income for each of the three month periods ended July 3, 2022 and July 4, 2021, respectively:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	YTD 2022	YTD 2021

Revenue	3,312	2,596	6,448	5,163
% nominal growth	27.6	42.9	24.9	34.5
Gross profit	1,882	1,422	3,659	2,777
Research and development	(542)	(476)	(1,060)	(937)
Selling, general and administrative	(265)	(234)	(516)	(456)
Amortization of acquisition-related intangible assets	(134)	(139)	(269)	(319)
Other income (expense)	2	—	2	—
Operating income (loss)	943	573	1,816	1,065

Revenue
Q2 2022 compared to Q2 2021
Revenue for the three months ended July 3, 2022 was $3,312 million compared to $2,596 million for the three months ended July 4, 2021, an increase of $716 million or an increase of 27.6% year-on-year, with growth in all of the Company’s four focus end markets.

YTD 2022 compared to YTD 2021
Revenue for the six months ended July 3, 2022 was $6,448 million compared to $5,163 for the six months ended July 4, 2021, an increase of $1,285 million or 24.9%, with growth in all of the Company’s four end markets.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	Change	YTD 2022	YTD 2021	Change
Automotive	1,713	1,262	35.7%	3,270	2,491	31.3%
Industrial & IoT	713	571	24.9%	1,395	1,142	22.2%
Mobile	388	347	11.8%	789	693	13.9%
Communication Infrastructure & Other	498	416	19.7%	994	837	18.8%
Revenue	3,312	2,596	27.6%	6,448	5,163	24.9%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	Change	YTD 2022	YTD 2021	Change
Distributors	1,829	1,518	20.5%	3,509	2,986	17.5%
OEM/EMS	1,441	1,040	38.6%	2,853	2,104	35.6%
Other	42	38	10.5%	86	73	17.8%
Revenue	3,312	2,596	27.6%	6,448	5,163	24.9%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	Change	YTD 2022	YTD 2021	Change
Greater China and Asia Pacific	1,831	1,503	21.8%	3,531	2,985	18.3%
EMEA (Europe, the Middle East and Africa)	668	461	44.9%	1,306	928	40.7%
Americas	435	336	29.5%	867	657	32.0%
Japan	230	188	22.3%	448	377	18.8%
South Korea	148	108	37.0%	296	216	37.0%
Revenue	3,312	2,596	27.6%	6,448	5,163	24.9%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other

■	Distributors	■	Other
■	OEM/EMS

Q2 2022 compared to Q2 2021
The increase in revenue is attributed to the combination of ongoing demand, across NXP’s Automotive, Industrial IoT, Mobile, and the Communications Infrastructure & Other end markets, as well as the effects of increased input costs from NXP suppliers which were passed along to our end customers in the form of higher average selling prices.

From an end market perspective, the year-on-year growth within the Automotive end market was driven by strong demand across the entire automotive product portfolio in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. The growth within the Industrial & IoT market reflects the continued adoption of our complete secure, connected edge processing solutions which leverage our broad processor portfolio, complimented by connectivity, analog attach and security products. The growth within the Mobile end market was due to ongoing adoption of our secure embed transaction solutions along with the company’s growth in our advanced analog high speed interfaces. The growth within the Communication Infrastructure & Other end market was attributable to cellular base stations, the network edge equipment, and the secure access, transit and government sponsored identification market.

When aggregating all end markets together, and reviewing sales channel performance, business transacted through NXP's third party distribution partners was $1,829 million, an increase of 20.5%. Sales to NXP's direct OEM and EMS customers was $1,441 million, an increase of 38.6% versus the second quarter of 2021.

From a geographic perspective, revenue increased across all regions.

Revenue from the Automotive end market was $1,713 million, an increase of $451 million or 35.7% year-on-year. Within Automotive, customers are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. The increase in Automotive revenue during the second quarter of 2022 can be attributed to strong demand for advanced analog, embedded processing and radar solutions.

Revenue from the Industrial & IoT end market was $713 million, an increase of $142 million or 24.9% year-on-year. The Industrial & IoT market is driven by the secular trend of multi-market OEMs seeking to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. During the second quarter of 2022, the year-on-year increase was driven by the continued demand for the company’s 32-bit ARM-based microcontrollers and crossover processors, and to a lesser degree industrial application processors. Additionally, the year-on-year increase was supported by demand for industrial analog products, and point-of-sale security solutions.

Revenue from the Mobile end market was $388 million with an increase of $41 million or 11.8% year-on-year. The year-on-year increase was driven by strong adoption of secure mobile wallet solutions and increased demand in our advanced analog high speed interfaces, which was offset by declines in advanced power systems driven by load switch demand decline. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure & Other end market was $498 million, an increase of $82 million or 19.7% year-on-year. The Communication Infrastructure & Other end market is an amalgamation of three separate product portfolios, which service multiple end markets, including cellular base stations; the network edge equipment, and the secure access, transit and government sponsored identification market. The year-on-year growth in the second quarter of 2022 was driven by a combination of high performance RF Power amplifier products for cellular base-station applications, network edge equipment, and broad based demand for secure access and identification solutions. Offsetting these positive growth trends were declines in demand for the company’s smart antennae products used in the Android mobile handset market, as well as declines in demand for wireless access point solutions.

YTD 2022 compared to YTD 2021
The increase in revenue is primarily attributed to the combination of strong demand, from NXP’s Automotive, Industrial IoT, and the Communications Infrastructure & Other end markets, and to a lesser degree the Mobile end market. The year-to-date growth rates are also influenced by higher average pricing, which were the result of rising inflationary effects on input costs from NXP suppliers, and passed along to our end customers.

From an end market perspective, within the automotive end market the year-on-year growth was driven by strong demand for advanced analog, embedded processing and radar in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. The growth within the Industrial & IoT market reflects the successful continuation of adoption of our complete secure, connected edge processing solutions which leverage our broad processor portfolio, complimented by analog attach, connectivity, and security products. Growth within the Mobile end market was due to ongoing adoption of our secure embed transaction solutions along with the company’s growth in our advanced analog high speed interfaces. Growth within the Communication Infrastructure & Other end market was attributable to cellular base stations, the network edge equipment, and the secure access, transit and government sponsored identification market.

When aggregating all end markets together, and reviewing sales channel performance, business transacted through direct OEM and EMS customers was $2,853 million, an increase of 35.6% versus the first half of 2021. NXP's third party distribution partners was $3,509 million, an increase of 17.5%.

From a geographic perspective, revenue increased across all regions.

Revenue in the Automotive end market was $3,270 million, an increase of $779 million or 31.3% versus the year ago period due to the ongoing demand for our automotive products supporting the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems.

Revenue in the Industrial & IoT end market was $1,395 million, an increase of $253 million or 22.2% versus the year ago period primarily driven by the continued demand for the company’s 32-bit ARM-based microcontrollers and crossover processors, and to a lesser degree industrial application processors. Additionally, the year-on-year increase was supported by demand for industrial analog products, IoT connectivity and point-of-sale security solutions.

Revenue in the Mobile end market was $789 million, an increase of $96 million or 13.9% versus the year ago period due to strong adoption of secure mobile wallet solutions, and demand for our advanced analog high speed interfaces, offset by declines in embedded power solutions.

Revenue in the Communication Infrastructure & Other end market was $994 million, an increase of $157 million or 18.8% versus the year ago period due to a combination of strength from RF Power products levered to the secular build-out of 5G base stations, network edge equipment, and broad based demand for secure access and identification solutions. Offsetting these positive growth trends were declines in demand for the company’s smart antennae products used in the Android mobile handset market, as well as declines in demand for wireless access point solutions.

Gross profit
Q2 2022 compared to Q2 2021
Gross profit for the three months ended July 3, 2022 was $1,882 million, or 56.8% of revenue, compared to $1,422 million, or 54.8% of revenue for the three months ended July 4, 2021.The increase of $460 million in gross profit was driven by the significant higher revenue in the second quarter of 2022 compared to the second quarter of 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

YTD 2022 compared to YTD 2021
Gross profit for the six months ended July 3, 2022 was $3,659 million, or 56.7% of revenue, compared to $2,777 million, or 53.8% of revenue for the six months ended July 4, 2021. The increase of $882 million was primarily driven by the significant higher revenue in the first half of 2022 compared to the first half of 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

Operating expenses
Q2 2022 compared to Q2 2021
Operating expenses for the three months ended July 3, 2022 totaled $941 million, or 28.4% of revenue, compared to $849 million, or 32.7% of revenue, for the three months ended July 4, 2021.

YTD 2022 compared to YTD 2021
Operating expenses for the six months ended July 3, 2022 totaled $1,845 million, or 28.6% of revenue, compared to $1,712 million, or 33.2% of revenue, for the six months ended July 4, 2021.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Research and development	542	476	1,060	937
Selling, general and administrative	265	234	516	456
Amortization of acquisition-related intangible assets	134	139	269	319
Total operating expenses	941	849	1,845	1,712

■	R&D	■	SG&A	■	Amortization acquisition-related

Q2 2022 compared to Q2 2021
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended July 3, 2022 increased by $66 million, or 13.9%, when compared to the three months ended July 4, 2021 mainly driven by:
+ higher personnel-related costs, including variable compensation costs;
+ higher pre-production related expenses; and
+ higher professional services.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended July 3, 2022 increased by $31 million, or 13.2%, when compared to the three months ended July 4, 2021 mainly due to:
+ higher legal expense; and
+ higher professional services.

Amortization of acquisition-related intangible assets decreased by $5 million, or 3.6%, when compared to the three months ended July 4, 2021 driven by:
- certain intangibles became fully amortized during 2021.

YTD 2022 compared to YTD 2021
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the six months ended July 3, 2022 increased by $123 million, or 13.1%, when compared to the six months ended July 4, 2021 driven by:
+ higher personnel-related costs, including variable compensation costs;
+ higher pre-production related expenses; and
+ higher professional services .

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the six months ended July 3, 2022 increased by $60 million, or 13.2%, when compared to the six months ended July 4, 2021 mainly due to:
+ higher legal expense;
+ higher professional services; and
+ higher IT related expenses.

Amortization of acquisition-related intangible assets decreased by $50 million, or 15.7%, when compared to the six months ended July 4, 2021 driven by:
- an impairment charge in Q1 2021 as a result of the discontinuation of an IPR&D project.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Interest income	6	1	8	2
Interest expense	(106)	(90)	(210)	(177)
Total interest expense, net	(100)	(89)	(202)	(175)
Extinguishment of debt	(18)	—	(18)	—
Foreign exchange rate results	3	(1)	3	—
Miscellaneous financing costs/income and other, net	(13)	(10)	(16)	(12)
Total other financial income (expense)	(28)	(11)	(31)	(12)
Total	(128)	(100)	(233)	(187)

Q2 2022 compared to Q2 2021
Financial income (expense) was an expense of $128 million in the second quarter of 2022 compared to an expense of $100 million in the second quarter of 2021. The change in financial income (expense) is primarily attributable to an increase in interest expense as a result of the net increase in debt, and debt extinguishment costs incurred in the second quarter of 2022. Higher interest rates resulted in an interest income increase in the second quarter of 2022.

YTD 2022 compared to YTD 2021
Financial income (expense) was an expense of $233 million in the first six months of 2022 compared to an expense of $187 million in the first six months of 2021. The change in financial income (expense) is primarily attributable to an increase in interest expense as a result of the net increase in debt, and debt extinguishment costs incurred in the second quarter of 2022. Higher interest rates resulted in an interest income increase in the second quarter of 2022.

Benefit (provision) for income taxes

Q2 2022 compared to Q2 2021
Our provision for income taxes was $129 million (15.8% effective tax rate) for the second quarter of 2022 compared to a provision for income taxes of $65 million (13.7% effective tax rate) for the second quarter of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the company, which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, in the second quarter of 2021 there was an income tax benefit due to a release of the valuation allowance and a lower taxable foreign exchange result.

YTD 2022 compared to YTD 2021
Our provision for income taxes for the first six months of 2022 was $243 million (15.4% effective tax rate) compared to a provision for income taxes of $105 million) (12.0% effective tax rate) for the first six months of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the company which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, in the first six months of 2021 there were income tax benefits due to changes in estimates of prior positions and a net change in the valuation allowance.

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q2 2022	Q2 2021	YTD 2022	YTD 2021

Operating income (loss)	943	573	1,816	1,065
Financial income (expense)	(128)	(100)	(233)	(187)
Benefit (provision) for income taxes	(129)	(65)	(243)	(105)
Results relating to equity-accounted investees	(3)	(2)	9	(3)
Net income (loss)	683	406	1,349	770

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the second quarter of 2022, our cash balance was $3,545 million, an increase of $715 million compared to December 31, 2021. Taking into account the available amount of the Unsecured Revolving Credit Facility of $1,500 million, we had access to $5,045 million of liquidity as of July 3, 2022.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $548 million in the first six months of 2022, compared to $300 million in the first six months of 2021. During the six month period ended July 3, 2022, we repurchased $554 million, or 2.7 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $207.77 per share.

Our total debt amounted to $11,160 million as of Q2 2022, an increase of $588 million compared to December 31, 2021 ($10,572 million). On May 16, 2022, NXP issued $500 million aggregate principal amount of 4.400% Senior Notes due in 2027 (the “4.400% 2027 Notes”) and $1 billion aggregate principal amount of 5.000% Senior Notes due in 2033 (the “2033 Notes”). The net proceeds of the 4.400% 2027 Notes, together with cash on hand, has been used to redeem the $900 million aggregate principal amount of outstanding dollar-denominated 4.625% Senior Unsecured Notes due 2023 in accordance with the terms of the indenture. NXP will allocate an amount equal to the net proceeds of the offering of the 2033 Notes to the financing of, in whole or in part, one or more eligible green projects. Pending allocation, NXP will temporarily hold the remaining net proceeds of the 2033 Notes as cash and other short-term securities or use for general corporate purposes, which may include capital expenditures, short-term debt repayment or equity buyback transactions.

Exchange Offers

In connection with the sale of (i) NXP B.V.’s and NXP Funding LLC’s 4.875% Senior Notes due 2024 (the “2024 Notes”), 5.350% Senior Notes due 2026 (the “5.350% 2026 Notes”) and 5.550% Senior Notes due 2028 (the “2028 Notes”) and (ii) NXP B.V.’s, NXP Funding LLC’s and NXP USA Inc.’s 2.700% Senior Notes due 2025 (the “2025 Notes”), 3.875% Senior Notes due 2026 (the “3.875% 2026 Notes”), 3.150% Senior Notes due 2027 (the “3.150% 2027 Notes”), 4.300% Senior Notes due 2029 (the “2029 Notes”), 3.400% Senior Notes due 2030 (the “2030 Notes”), 2.500% Senior Notes due 2031 (the “2031 Notes”), 2.650% Senior Notes due 2032 (the “2032 Notes”), 3.250% Senior Notes due 2041 (the “2041 Notes”), 3.125% Senior Notes due 2042 (the “2042 Notes”) and 3.250% Senior Notes due 2051 (the “2051 Notes”), which we collectively refer to as the “Notes”, the issuers of the Notes (the “Issuers”) entered into registration rights agreements pursuant to which the Issuers agreed, among other things, to use commercially reasonable efforts to file an exchange offer registration statement to exchange the Notes for new issues of substantially identical debt securities registered under the U.S. Securities Act of 1933 (the “Exchange Offers”).

On April 14, 2022, the registration statements on Form S-4 filed by the Issuers were declared effective by the SEC, registering the Exchange Offers. The Exchange Offers expired on May 16, 2022. Any outstanding Notes that were not tendered for exchange in the Exchange Offers remain outstanding and continue to accrue interest and are entitled to the rights and benefits that such holders have under the indentures related to such outstanding Notes, except for any rights under the applicable registration rights agreement which terminated upon consummation of the Exchange Offers. This exchange had no impact on our financial position, result of operations or cash flows.

At July 3, 2022, our cash balance was $3,545 million of which $193 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Cash flows

Our cash and cash equivalents during the first six months of 2022 increased by $726 million as follows:

($ in millions, unless otherwise stated)	YTD 2022	YTD 2021

Net cash provided by (used for) operating activities	1,675	1,368
Net cash (used for) provided by investing activities	(617)	(370)
Net cash provided by (used for) financing activities	(332)	(360)
Increase (decrease) in cash and cash equivalents	726	638

Cash Flow from Operating Activities
For the first six months of 2022 our operating activities provided $1,675 million in cash. This was primarily the result of net income of $1,349 million, adjustments to reconcile the net income of $723 million and changes in operating assets and liabilities of $(402) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $627 million, share-based compensation of $178 million and changes in deferred taxes of $(98) million.

The change in operating assets and liabilities was attributable to the following:

The $111 million increase in receivables and other current assets for the six months ended July 3, 2022 was mainly driven by the increase in accounts receivable due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collections in the first six months of 2022 compared with the same period in 2021.

The $273 million increase in inventories for the six months ended July 3, 2022 was primarily related to increased production levels as we work to align inventory on hand with the current revenue forecasts.

The $270 million increase in accounts payable and other liabilities for the six months ended July 3, 2022 was primarily related to the increase of trade accounts payable of $210 million as a result of increased demand and timing, $20 million in interest payable due to timing of interest payments, $53 million in income and social tax payables, partially offset by $13 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP.

The $288 million increase in other non-current assets for the six months ended July 3, 2022 was primarily related to prepayments to secure long-term production supply with multiple vendors.

For the first six months of 2021 our operating activities provided $1,368 million in cash. This was primarily the result of net income of $770 million, adjustments to reconcile the net income of $851 million and changes in operating assets and liabilities of $(252) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $646 million, share-based compensation of $184 million and changes in deferred taxes of $12 million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $617 million for the first six months of 2022 and principally consisted of the cash outflows for capital expenditures of $548 million, $72 million for the purchase of identified intangible assets and $5 million for the purchase of equipment leased to others.

Net cash used for investing activities amounted to $370 million for the first six months of 2021 and principally consisted of the cash outflows for capital expenditures of $300 million and $72 million for the purchase of identified intangible assets, partly offset by net proceeds of $2 million related to sales and purchases of investments.

Cash Flow from Financing Activities
Net cash used for financing activities was $332 million for the first six months of 2022 compared to net cash provided by financing activities of $360 million for the first six months of 2021, detailed in the table below:

($ in millions)	YTD 2022	YTD 2021
Repurchase of long-term debt	(917)	—
Proceeds from the issuance of long-term debt	1,496	2,000
Cash paid for debt issuance costs	(13)	(22)
Dividends paid to common stockholders	(371)	(260)
Cash proceeds from exercise of stock options and savings from ESPP	28	31
Purchase of treasury shares	(554)	(2,108)
Other, net	(1)	(1)

Additional Capital Requirements

Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At July 3, 2022, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Information Regarding Guarantors of NXP (unaudited)

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries
All debt instruments are guaranteed, fully and unconditionally, jointly and severally, by NXP Semiconductors N.V. and issued or guaranteed by NXP USA, Inc., NXP B.V. and NXP LLC, (together, the “Subsidiary Obligors” and together with NXP Semiconductors N.V., the “Obligor Group”). Other than the Subsidiary Obligors, none of the Company’s subsidiaries (together the “Non-Guarantor Subsidiaries”) guarantee the Notes. The Company consolidates the Subsidiary Obligors in its consolidated financial statements and each of the Subsidiary Obligors are wholly owned subsidiaries of the Company.

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

Summarized Statements of Income

For the six months ended
($ in millions)	July 3, 2022

Revenue	3,683
Gross Profit	1,904
Operating income	692
Net income	253

Summarized Balance Sheets

	As of
($ in millions)	July 3, 2022	December 31, 2021

Current assets	3,390	2,535
Non-current assets	11,585	11,576
Total assets	14,975	14,111

Current liabilities	894	637
Non-current liabilities	11,531	10,792
Total liabilities	12,425	11,429

Obligor's Group equity	2,550	2,682
Total liabilities and Obligor's Group equity	14,975	14,111

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the six months ended July 3, 2022: $365 million). The Obligor Group has amounts due from equity financing (July 3, 2022: $6,584 million; December 31, 2021: $5,167 million) and due to debt financing (July 3, 2022: $3,287 million; December 31, 2021: $3,053 million) with non-guarantor subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on July 3, 2022. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Ongoing Remediation of Previously Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, whereas we have expanded our controls or control designs based on updated enhanced risk assessments, put in place policies and implemented training programs, expanded our team and enhanced our reporting. The remediation actions, including those listed above, remain in process where further modifications are necessary to address the material weakness. We expect these changes to materially improve our internal controls.

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

Changes in Internal Control Over Financial Reporting

As noted above, the Company has been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company's internal control over financial reporting during the three month period ended July 3, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following share repurchase activity occurred under these programs during the three months ended July 3, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
April 4, 2022 – May 8, 2022	9,899	$171.30	—	18,068,953	9,899
May 9, 2022 – June 5, 2022	5,454	$189.76	—	17,594,366	5,454
June 6, 2022 – July 3, 2022	—	$—	—	21,963,727	—
Total	15,353		—		15,353
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Steve Owen, Executive Vice President Global Sales and Marketing of the Company, will step down from his role as Executive Vice President Global Sales and Marketing effective July 26, 2022. In connection with the termination of Mr. Owen’s employment contract, Mr. Owen and the Company have entered into a Transition Services Agreement dated July 24, 2022 (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, Mr. Owen will remain employed by the Company through November 3, 2022. From July 26 through November 3, 2022, Mr. Owen will assist with transitionary and consulting responsibilities as may be necessary. Mr. Owen’s current salary and benefits, including participation in the annual incentive plan and vesting of outstanding equity awards, will continue through November 3, 2022, in accordance with the terms and conditions of the annual incentive plan and applicable equity award agreements. In connection with the termination of Mr. Owen’s employment contract, he will receive a lump sum payment in the amount of EUR 1,000,000. The Transition Services Agreement contains non-compete and non-solicitation provisions that apply until November 3, 2024 and customary release of claims provisions.

The foregoing description is qualified by reference to the terms of the Transition Services Agreement, which is filed herewith as Exhibit 10.1, and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

4.1
Base Indenture, dated May 16, 2022, among NXP B.V., NXP Funding, LLC, NXP USA, Inc., NXP Semiconductors N.V. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on May 16, 2022)

4.2
First Supplemental Indenture, dated as of May 16, 2022, among NXP B.V., NXP Funding, LLC, NXP USA, Inc., NXP Semiconductors N.V. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on May 16, 2022)

10.1*+	Transition Agreement dated July 24, 2022 between NXP Semiconductors N.V. and Steve Owen
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2022 and July 4, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2022 and Julyl 4, 2021; (iii) Condensed Consolidated Balance Sheets as of July 3, 2022 and December 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2022 and July 4, 2021; (v) Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 3, 2022 and July 4, 2021; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2022

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

Date: July 26, 2022

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

Date: July 26, 2022

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended July 3, 2022 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 26, 2022

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended July 3, 2022 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 26, 2022

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer