Form 10-Q
period 2022-10-02
NXP Semiconductors N.V.
filed 2022-11-01
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
or
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
Yes  ☐    No  ☒

As of October 28, 2022, there were 259,134,862 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended October 2, 2022

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue	3,445	2,861	9,893	8,024
Cost of revenue	(1,478)	(1,278)	(4,267)	(3,664)
Gross profit	1,967	1,583	5,626	4,360
Research and development	(548)	(492)	(1,608)	(1,429)
Selling, general and administrative	(289)	(243)	(805)	(699)
Amortization of acquisition-related intangible assets	(131)	(137)	(400)	(456)
Total operating expenses	(968)	(872)	(2,813)	(2,584)
Other income (expense)	2	—	4	—
Operating income (loss)	1,001	711	2,817	1,776
Financial income (expense):
Extinguishment of debt	—	—	(18)	—
Other financial income (expense)	(98)	(93)	(313)	(280)
Income (loss) before income taxes	903	618	2,486	1,496
Benefit (provision) for income taxes	(149)	(95)	(392)	(200)
Results relating to equity-accounted investees	(4)	3	5	—
Net income (loss)	750	526	2,099	1,296
Less: Net income (loss) attributable to non-controlling interests	12	7	34	27
Net income (loss) attributable to stockholders	738	519	2,065	1,269

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.81	1.95	7.86	4.66
Diluted	2.79	1.91	7.80	4.57

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	262,180	266,557	262,620	272,314
Diluted	264,705	271,359	264,838	277,886

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income (loss)	750	526	2,099	1,296
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(13)	(2)	(25)	(16)
Change in foreign currency translation adjustment	(78)	(23)	(165)	(56)
Change in net actuarial gain (loss)	1	—	—	—
Total other comprehensive income (loss)	(90)	(25)	(190)	(72)
Total comprehensive income (loss)	660	501	1,909	1,224
Less: Comprehensive income (loss) attributable to non-controlling interests	12	7	34	27
Total comprehensive income (loss) attributable to stockholders	648	494	1,875	1,197

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	October 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	3,759	2,830
Accounts receivable, net	1,012	923
Inventories, net	1,581	1,189
Other current assets	351	286
Total current assets	6,703	5,228
Non-current assets:
Other non-current assets	1,940	1,346
Property, plant and equipment, net of accumulated depreciation of $5,055 and $4,676	2,971	2,635
Identified intangible assets, net of accumulated amortization of $2,729 and $3,021	1,417	1,694
Goodwill	9,909	9,961
Total non-current assets	16,237	15,636
Total assets	22,940	20,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,534	1,252
Restructuring liabilities-current	8	25
Other current liabilities	1,677	1,175
Total current liabilities	3,219	2,452
Non-current liabilities:
Long-term debt	11,162	10,572
Restructuring liabilities	12	12
Deferred tax liabilities	39	57
Other non-current liabilities	1,123	1,001
Total non-current liabilities	12,336	11,642
Total liabilities	15,555	14,094
Equity:
Non-controlling interests	279	242

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	13,996	13,727
Treasury shares, at cost:
14,130,857 shares (2021: 9,569,359 shares)	(2,765)	(1,932)
Accumulated other comprehensive income (loss)	(142)	48
Accumulated deficit	(4,039)	(5,371)
Total stockholders’ equity	7,106	6,528
Total equity	7,385	6,770
Total liabilities and equity	22,940	20,864

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net income (loss)	2,099	1,296
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	948	952
Share-based compensation	267	265
Amortization of discount (premium) on debt, net	2	1
Amortization of debt issuance costs	5	5
Net (gain) loss on sale of assets	(2)	—
(Gain) loss on equity security, net	6	(2)
(Gain) loss on extinguishment of debt	18	—
Results relating to equity-accounted investees	(5)	—
Deferred tax expense (benefit)	(196)	6
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(165)	(214)
(Increase) decrease in inventories	(392)	(143)
Increase (decrease) in accounts payable and other liabilities	545	242
Decrease (increase) in other non-current assets	(325)	(106)
Exchange differences	(2)	(3)
Other items	16	(7)
Net cash provided by (used for) operating activities	2,819	2,292
Cash flows from investing activities:
Purchase of identified intangible assets	(122)	(99)
Capital expenditures on property, plant and equipment	(830)	(501)
Purchase of equipment leased to others	(5)	(14)
Insurance recoveries received for equipment damage	—	7
Proceeds from disposals of property, plant and equipment	2	1
Purchase of interests in businesses, net of cash acquired	(27)	(17)
Purchase of investments	(9)	(6)
Proceeds from sale of investments	12	8
Proceeds from return of equity investment	2	3
Net cash provided by (used for) investing activities	(977)	(618)
Cash flows from financing activities:
Repurchase of long-term debt	(917)	—
Proceeds from the issuance of long-term debt	1,496	2,000
Cash paid for debt issuance costs	(13)	(22)
Dividends paid to common stockholders	(594)	(412)
Proceeds from issuance of common stock through stock plans	58	60
Purchase of treasury shares and restricted stock unit withholdings	(920)	(3,265)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(891)	(1,640)
Effect of changes in exchange rates on cash positions	(22)	(6)
Increase (decrease) in cash and cash equivalents	929	28
Cash and cash equivalents at beginning of period	2,830	2,275
Cash and cash equivalents at end of period	3,759	2,303

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	217	216
Income taxes, net of refunds	432	250
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	2	—
Book value of these assets	—	—
Non-cash investing activities:
Non-cash capital expenditures	176	224

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
Net income (loss)						657	657	9	666
Other comprehensive income					(22)		(22)		(22)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	256			51		(23)	28		28
Treasury shares repurchased and retired	(2,653)			(552)			(552)		(552)
Dividends common stock ($0.845 per share)						(222)	(222)		(222)
Balance as of April 3, 2022	262,553	56	13,819	(2,433)	26	(4,959)	6,509	251	6,760
Net income (loss)						670	670	13	683
Other comprehensive income					(78)		(78)		(78)
Share-based compensation plans			85				85		85
Shares issued pursuant to stock awards	57			11		(11)	—		—
Treasury shares repurchased and retired	(15)			(2)			(2)		(2)
Dividends common stock ($0.845 per share)						(222)	(222)		(222)
Balance as of July 3, 2022	262,595	56	13,904	(2,424)	(52)	(4,522)	6,962	264	7,226
Net income (loss)						738	738	12	750
Other comprehensive income					(90)		(90)		(90)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	295			60		(30)	30		30
Treasury shares and restricted stock unit withholdings	(2,501)			(401)			(401)		(401)
Change in participation						(3)	(3)	3	—
Dividends common stock ($0.845 per share)						(222)	(222)		(222)
Balance as of October 2, 2022	260,389	56	13,996	(2,765)	(142)	(4,039)	7,106	279	7,385

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151
Net income (loss)						353	353	11	364
Other comprehensive income					(56)		(56)		(56)
Share-based compensation plans			91				91		91
Shares issued pursuant to stock awards	361			37		(6)	31		31
Treasury shares repurchased and retired	(5,087)			(905)			(905)		(905)
Dividends common stock ($0.5625 per share)						(155)	(155)		(155)
Balance as of April 4, 2021	275,749	59	14,224	(1,905)	61	(4,136)	8,303	218	8,521
Net income (loss)						397	397	9	406
Other comprehensive income					9		9		9
Share-based compensation plans			88				88		88
Shares issued pursuant to stock awards	64			6		(6)	—		—
Treasury shares repurchased and retired	(6,103)			(1,203)			(1,203)		(1,203)
Dividends common stock ($0.5625 per share)						(152)	(152)		(152)
Balance as of July 4, 2021	269,710	59	14,312	(3,102)	70	(3,897)	7,442	227	7,669
Net income (loss)						519	519	7	526
Other comprehensive income					(25)		(25)		(25)
Share-based compensation plans			80				80		80
Shares issued pursuant to stock awards	2,430			231		(202)	29		29
Treasury shares and restricted stock unit withholdings	(5,800)			(1,157)			(1,157)		(1,157)
Dividends common stock ($0.5625 per share)						(150)	(150)		(150)
Balance as of October 3, 2021	266,340	59	14,392	(4,028)	45	(3,730)	6,738	234	6,972

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

New accounting standards not yet adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04, which require that a buyer in a supplier finance program to disclose sufficient information about the program, is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the implications of adoption on our Consolidated Financial Statements.

Accounting standards recently adopted
No new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2022
On July 19, 2022, we acquired PL Sense for a total consideration of $22.1 million, net of closing adjustments. There were no material divestments during the first nine months of 2022.

2021
On July 6, 2021, we acquired Retune DSP for a total consideration of $15.7 million, net of closing adjustments.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Distributors	1,876	1,631	5,385	4,617
Original Equipment Manufacturers and Electronic Manufacturing Services	1,525	1,191	4,378	3,295
Other	44	39	130	112
Total	3,445	2,861	9,893	8,024

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Depreciation of property, plant and equipment	156	139	447	406
Amortization of internal use software	3	1	9	5
Amortization of other identified intangible assets 1)	162	166	492	541
Total - Depreciation, amortization and impairment	321	306	948	952
1) For the nine month period ending October 3, 2021, the amount includes an impairment charge as a result of the discontinuation of an IPR&D project for an amount of $36 million.

Financial income and expense

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Interest income	21	1	29	3
Interest expense	(109)	(96)	(319)	(273)
Total interest expense, net	(88)	(95)	(290)	(270)
Extinguishment of debt	—	—	(18)	—
Foreign exchange rate results	(1)	3	2	3
Miscellaneous financing costs/income and other, net	(9)	(1)	(25)	(13)
Total other financial income/ (expense)	(10)	2	(41)	(10)
Total - Financial income and expenses	(98)	(93)	(331)	(280)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income (loss)	750	526	2,099	1,296
Less: net income (loss) attributable to non-controlling interests	12	7	34	27
Net income (loss) attributable to stockholders	738	519	2,065	1,269

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	262,180	266,557	262,620	272,314
Plus incremental shares from assumed conversion of:
Options 1)	275	378	297	397
Restricted Share Units, Performance Share Units and Equity Rights 2)	2,250	4,424	1,921	5,175
Dilutive potential common shares	2,525	4,802	2,218	5,572

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	264,705	271,359	264,838	277,886

EPS attributable to stockholders in $:
Basic net income (loss)	2.81	1.95	7.86	4.66
Diluted net income (loss)	2.79	1.91	7.80	4.57
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q3 2022 and YTD 2022 (Q3 2021 and YTD 2021: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.

2)    There were 0.3 million unvested RSUs, PSUs and equity rights that were outstanding in Q3 2022 and 0.3 million outstanding YTD 2022 (Q3 2021 and YTD 2021: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At October 2, 2022 and December 31, 2021, our cash balance was $3,759 million and $2,830 million, respectively, of which $215 million and $208 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first nine months of 2022 and 2021, no dividends were declared by SSMC.

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $9 million as of October 2, 2022 (December 31, 2021: $12 million).

Inventories are summarized as follows:

	October 2, 2022	December 31, 2021
Raw materials	140	107
Work in process	1,133	846
Finished goods	308	236
	1,581	1,189
The amounts recorded above are net of allowance for obsolescence of $129 million as of October 2, 2022 (December 31, 2021: $120 million).

Equity Investments

At October 2, 2022 and December 31, 2021, the total carrying value of investments in equity securities is summarized as follows:

	October 2, 2022	December 31, 2021
Marketable equity securities	7	18
Non-marketable equity securities	14	19
Equity-accounted investments	81	75
	102	112

The total carrying value of investments in equity-accounted investees is summarized as follows:

	October 2, 2022		December 31, 2021
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.1)	8.41%	44	8.41%	31
Others	—	37	—	44
		81		75
1) Previously named “Wise Road Industry Investment Fund I, L.P.”

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Company's share in income (loss)	(5)	4	3	1
Other results	1	(1)	2	(1)
	(4)	3	5	—

Other current liabilities

Other current liabilities at October 2, 2022 and December 31, 2021 consisted of the following:

	October 2, 2022	December 31, 2021
Accrued compensation and benefits	508	476
Income taxes payable	232	82
Dividend payable	221	149
Other	716	468
	1,677	1,175

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2021	207	—	(159)	48
Other comprehensive income (loss) before reclassifications	(165)	(53)	—	(218)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	19	—	19
Tax effects	—	9	—	9
Other comprehensive income (loss)	(165)	(25)	—	(190)
As of October 2, 2022	42	(25)	(159)	(142)

Cash dividends

The following dividends were declared during the first three quarters of 2022 and 2021 under NXP’s quarterly dividend program:

	Fiscal year 2022		Fiscal year 2021
	Dividend per share	Amount	Dividend per share	Amount
First quarter	0.845	222	0.5625	155
Second quarter	0.845	222	0.5625	152
Third quarter	0.845	221	0.5625	150
The dividend declared in the third quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of October 2, 2022 and was subsequently paid on October 6, 2022.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2022:

	As of January 1, 2022	Additions	Utilized	Released	Other changes	As of October 2, 2022
Restructuring liabilities	37	1	(9)	(6)	(3)	20

There were no significant restructuring costs incurred for both nine month periods ended October 2, 2022 and October 3, 2021 and the utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of revenue	—	—	(3)	—
Research and development	—	—	(2)	1
Selling, general and administrative	—	—	—	—
Net restructuring charges	—	—	(5)	1

6 Income Taxes

Benefit/provision for income taxes:

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Tax expense (benefit)	149	95	392	200
Effective tax rate	16.5%	15.4%	15.8%	13.4%

Our provision for income taxes for the first nine months of 2022 was $392 million (15.8% effective tax rate) compared to a provision from income taxes of $200 million (13.4% effective tax rate) for the first nine months of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the Company which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, there is a higher tax expense in the first nine months of 2022 compared to the same period in 2021 due to unfavorable foreign currency effects in 2022 and favorable items in 2021 related to changes in estimates of prior positions, an excess tax benefit and a net change in the valuation allowance that led to a lower tax expense.

The Company benefits from income tax incentives in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes for the third quarter of 2022 by $4 million and decreased by $3 million for the third quarter 2021 (YTD 2022: a decrease of $12 million and YTD 2021: a decrease of $10 million). The benefit of this tax holiday on net income per share (diluted) was $0.01 for the third quarter of 2022 (YTD 2022: $0.04) and $0.01 for the third quarter of 2021 (YTD 2021: $0.04).
7 Identified Intangible Assets

Identified intangible assets as of October 2, 2022 and December 31, 2021, respectively, were composed of the following:

	October 2, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	72	—	96	—
Marketing-related	—	—	81	(81)
Customer-related	822	(330)	852	(325)
Technology-based	3,252	(2,399)	3,686	(2,615)
Identified intangible assets	4,146	(2,729)	4,715	(3,021)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2022 (remaining)	143
2023	437
2024	263
2025	147
2026	80
Thereafter	347
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of October 2, 2022 (December 31, 2021: 4 years).

8 Debt
Revolving Credit Facility
On August 26, 2022, NXP B.V., together with NXP Funding LLC, amended and restated its revolving credit agreement entered into on June 11, 2019. The amended and restated revolving credit agreement provides for $2.5 billion of senior unsecured revolving credit commitments and is scheduled to mature on August 26, 2027.

Exchange Offers
On April 14, 2022, we initiated a registered exchange offering of our outstanding Senior Unsecured Notes (the “Notes”) for new issues of substantially identical registered debt securities (the “Exchange Offers”). The Exchange Offers expired on May 16, 2022, at which time substantially all of the Notes were exchanged for registered senior unsecured notes.

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

The following table summarizes the outstanding debt as of October 2, 2022 and December 31, 2021:

		October 2, 2022		December 31, 2021
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	—	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	June, 2027	500	4.400	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.00% senior unsecured notes	Jan, 2033	1,000	5.000	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		11,250		10,650
Unamortized discounts, premiums and debt issuance costs		(88)		(78)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,162		10,572
Current portion of long-term debt		—		—
Long-term debt		11,162		10,572

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue and other income	2	2	7	6
Purchase of goods and services	1	1	3	3

The following table presents the amounts related to receivable and payable balances with these related parties:

	October 2, 2022	December 31, 2021
Receivables	1	1
Payables	3	3

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	October 2, 2022	December 31, 2021
Assets:
Money market funds	1	2,741	2,111
Marketable equity securities	1	7	18
Derivative instruments-assets	2	7	5

Liabilities:
Derivative instruments-liabilities	2	(31)	(3)

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

As of October 2, 2022, the estimated fair value of current and non-current debt was $9.4 billion ($11.3 billion as of December 31, 2021). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of October 2, 2022, the Company had purchase commitments of $3,750 million, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $70 million accrued for potential and current legal proceedings pending as of October 2, 2022, compared to $65 million accrued at December 31, 2021 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of October 2, 2022, the Company’s related balance of insurance reimbursements was $47 million (December 31, 2021: $46 million) and is included in “Other current assets” and in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at October 2, 2022, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $78 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $97 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Overview

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	YTD 2022	YTD 2021

Revenue	3,445	2,861	9,893	8,024
Gross profit	1,967	1,583	5,626	4,360
Operating income (loss)	1,001	711	2,817	1,776
Cash flow from operating activities	1,144	924	2,819	2,292
Total debt	11,162	9,593	11,162	9,593
Net debt	7,403	7,290	7,403	7,290
Diluted weighted average number of shares outstanding	264,705	271,359	264,838	277,886
Diluted net income per share	2.79	1.91	7.80	4.57
Dividends per common share	0.8450	0.5625	2.5350	1.6875

Q3 2022 compared to Q3 2021
Revenue for the three months ended October 2, 2022 was $3,445 million compared to $2,861 million for the three months ended October 3, 2021, an increase of $584 million or an increase of 20.4% year-on-year. Revenue growth during the quarter was due to increased volumes of products shipped driven by the continued industry-wide demand for semiconductors across most of the Company’s focused end markets. Additionally, the Company continued to experience the inflationary effects of increased input costs from its suppliers which were passed along to end customers in the form of higher average selling prices.

Our gross profit percentage for the third quarter of 2022 increased from 55.3% in the third quarter of 2021 to 57.1%, primarily from the continued significant acceleration of revenue in the third quarter of 2022 compared to the same period in 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

We continue to generate strong operating cash flows, with $1,144 million in cash flows from operations for the third quarter of 2022. We returned $589 million to our shareholders during the third quarter of 2022. Our cash position at the end of the third quarter of 2022 was $3,759 million.

YTD 2022 compared to YTD 2021
Revenue for the nine months ended October 2, 2022 was $9,893 million compared to $8,024 million for the nine months ended October 3, 2021, an increase of $1,869 million or an increase of 23.3% year-on-year. The increase is attributed to strong demand and inflationary effects of increased input costs from its suppliers which were passed along to end customers in the form of higher average selling prices, across all end markets.

Our gross profit percentage for the nine months ended October 2, 2022 increased from 54.3% for the nine months ended October 3, 2021 to 56.9%, primarily from the continued significant acceleration of revenue in the first nine months of 2022 compared to the same period in 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

Cash flow from operations for the first nine months of 2022 was $2,819 million. Total shareholder return for the first nine months of 2022 was $1,514 million. Our cash position remains solid, with the net proceeds of the $1.5 billion in issued debt in the second quarter of 2022 adding to our cash and cash equivalents.

Results of operations

The following table presents operating income for each of the three and nine month periods ended October 2, 2022 and October 3, 2021, respectively:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	YTD 2022	YTD 2021

Revenue	3,445	2,861	9,893	8,024
% nominal growth	20.4	26.2	23.3	31.4
Gross profit	1,967	1,583	5,626	4,360
Research and development	(548)	(492)	(1,608)	(1,429)
Selling, general and administrative	(289)	(243)	(805)	(699)
Amortization of acquisition-related intangible assets	(131)	(137)	(400)	(456)
Other income (expense)	2	—	4	—
Operating income (loss)	1,001	711	2,817	1,776

Revenue
Q3 2022 compared to Q3 2021
Revenue for the three months ended October 2, 2022 was $3,445 million compared to $2,861 million for the three months ended October 3, 2021, an increase of $584 million or an increase of 20.4% year-on-year, with growth in all of the Company’s four focus end markets.

YTD 2022 compared to YTD 2021
Revenue for the nine months ended October 2, 2022 was $9,893 million compared to $8,024 million for the nine months ended October 3, 2021, an increase of $1,869 million or 23.3%, with growth in all of the Company’s four end markets.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	Change	YTD 2022	YTD 2021	Change
Automotive	1,804	1,455	24.0%	5,074	3,946	28.6%
Industrial & IoT	713	607	17.5%	2,108	1,749	20.5%
Mobile	410	345	18.8%	1,199	1,038	15.5%
Communication Infrastructure & Other	518	454	14.1%	1,512	1,291	17.1%
Revenue	3,445	2,861	20.4%	9,893	8,024	23.3%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	Change	YTD 2022	YTD 2021	Change
Distributors	1,876	1,631	15.0%	5,385	4,617	16.6%
OEM/EMS	1,525	1,191	28.0%	4,378	3,295	32.9%
Other	44	39	12.8%	130	112	16.1%
Revenue	3,445	2,861	20.4%	9,893	8,024	23.3%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	Change	YTD 2022	YTD 2021	Change
Greater China and Asia Pacific	1,923	1,653	16.3%	5,454	4,638	17.6%
EMEA (Europe, the Middle East and Africa)	672	536	25.4%	1,978	1,464	35.1%
Americas	468	346	35.3%	1,335	1,003	33.1%
Japan	200	210	(4.8)%	648	587	10.4%
South Korea	182	116	56.9%	478	332	44.0%
Revenue	3,445	2,861	20.4%	9,893	8,024	23.3%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other

■	Distributors	■	Other
■	OEM/EMS

Q3 2022 compared to Q3 2021
The increase in revenue is attributed to the combination of ongoing demand, across NXP’s Automotive, Mobile, and the Communications Infrastructure & Other end markets. While trends in the Industrial IoT end market experienced slower demand versus the year ago period. Furthermore, the effects of increased input costs from NXP suppliers which were passed along to our end customers in the form of higher average selling prices across all end markets.

From an end market perspective, the year-on-year growth within the Automotive end market was across the automotive product portfolio in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. The growth within the Industrial & IoT market reflects the adoption of our complete secure, connected edge processing solutions which leverage our broad processor portfolio, complimented by connectivity, analog attach and security products. The growth within the Mobile end market was due to ongoing adoption of our secure embed transaction solutions along with the Company’s growth in our advanced analog high-speed interfaces. The growth within the Communication Infrastructure & Other end market was attributable to the network edge equipment, the transit and access solutions, RFID tagging solutions, and cellular base stations. Offsetting these positive growth trends were declines in demand for the Company’s wireless access point solutions, as well as declines in demand for Company’s smart antennae products used in the Android mobile handset market, secure payment, and identification solutions.

When aggregating all end markets together, and reviewing sales channel performance, business transacted through NXP's direct OEM and EMS customers was $1,525 million, an increase of 28.0%. Sales to NXP's third party distribution partners was $1,876 million, an increase of 15.0% versus the third quarter of 2021.

From a geographic perspective, revenue increased across all regions, with the exception of Japan showing a decline within the Automotive end market.

Revenue from the Automotive end market was $1,804 million, an increase of $349 million or 24.0% year-on-year. Within Automotive, customers are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. The increase in Automotive revenue during the third quarter of 2022 can be attributed to strong growth for advanced analog, automotive processing and radar solutions.

Revenue from the Industrial & IoT end market was $713 million, an increase of $106 million or 17.5% year-on-year. The Industrial & IoT market is driven by the secular trend of multi-market OEMs seeking to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. During the third quarter of 2022, the year-on-year increase was driven by the demand for the Company’s crossover processors, 32-bit ARM-based microcontrollers, application processors, industrial analog products, IoT connectivity and point-of-sale security solutions.

Revenue from the Mobile end market was $410 million with an increase of $65 million or 18.8% year-on-year. The year-on-year increase was driven by strong adoption of secure mobile wallet solutions and increased demand in our advanced analog high-speed interfaces, which was offset by declines in advanced power systems driven by load switch demand decline. Our mobile customers are primarily serviced through our global distribution channels.

Revenue in the Communication Infrastructure & Other end market was $518 million, an increase of $64 million or 14.1% year-on-year. The Communication Infrastructure & Other end market is an amalgamation of three separate product portfolios, which service multiple end markets, including cellular base stations, the network edge equipment, and the secure access, transit and government sponsored identification market. The growth within the Communication Infrastructure & Other end market was attributable to the network edge equipment, the transit and access solutions, RFID tagging solutions, and cellular base stations. Offsetting these positive growth trends were declines in demand for the Company’s wireless access point solutions, as well as declines in demand for Company’s smart antennae products used in the Android mobile handset market, secure payment, and identification solutions.

YTD 2022 compared to YTD 2021
The increase in revenue is attributed to the combination of strong demand across all of NXP’s end markets, and higher average pricing, which were the result of rising inflationary effects on input costs from NXP suppliers passed along to our end customers.

From an end market perspective, within the automotive end market the year-on-year growth was attributable to advanced analog, automotive processing and radar in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. The growth within the Industrial & IoT market reflects the successful continuation of adoption of our complete secure, connected edge processing solutions which leverage our broad processor portfolio, complimented by analog attach, connectivity, and security products. Growth within the Mobile end market was due to ongoing adoption of our secure embed transaction solutions along with the Company’s growth in our advanced analog high-speed interfaces. The growth within the Communication Infrastructure & Other end market was attributable to the network edge equipment, cellular base stations, the transit and access solutions, and RFID tagging solutions. Offsetting these positive growth trends were declines in demand for the Company’s smart antennae products used in the Android mobile handset market, as well as declines in demand for the Company’s wireless access point solutions, and secure payment.

When aggregating all end markets together, and reviewing sales channel performance, business transacted through direct OEM and EMS customers was $4,378 million, an increase of 32.9% versus the year ago period. NXP's third party distribution partners was $5,385 million, an increase of 16.6%.

From a geographic perspective, revenue increased across all regions.

Revenue in the Automotive end market was $5,074 million, an increase of $1,128 million or 28.6% versus the year ago period due to the ongoing demand for our automotive products supporting the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems.

Revenue in the Industrial & IoT end market was $2,108 million, an increase of $359 million or 20.5% versus the year ago period driven by the continued demand for the Company’s crossover processors and 32-bit ARM-based microcontrollers, industrial analog products, application processors, and IoT connectivity and point-of-sale security solutions.

Revenue in the Mobile end market was $1,199 million, an increase of $161 million or 15.5% versus the year ago period due to strong adoption of secure mobile wallet solutions, and demand for our advanced analog high-speed interfaces, offset by declines in embedded power solutions.

Revenue in the Communication Infrastructure & Other end market was $1,512 million, an increase of $221 million or 17.1% versus the year ago period due to a combination of strength from RF Power products levered to network edge equipment, the secular build-out of 5G base stations, and the ongoing demand for transit market. Offsetting these positive growth trends were declines in demand for the Company’s smart antennae products used in the Android mobile handset market, as well as declines in demand for wireless access point solutions, and secure payment.

Gross profit
Q3 2022 compared to Q3 2021
Gross profit for the three months ended October 2, 2022 was $1,967 million, or 57.1% of revenue, compared to $1,583 million, or 55.3% of revenue for the three months ended October 3, 2021.The increase of $384 million in gross profit was driven by the significant higher revenue in the third quarter of 2022 compared to the third quarter of 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

YTD 2022 compared to YTD 2021
Gross profit for the nine months ended October 2, 2022 was $5,626 million, or 56.9% of revenue, compared to $4,360 million, or 54.3% of revenue for the nine months ended October 3, 2021. The increase of $1,266 million was primarily driven by the significant higher revenue in the first nine months of 2022 compared to the first nine months of 2021, which led to improved factory loading, increased manufacturing volumes, and higher sales prices, which were mostly offset by higher input costs.

Operating expenses
Q3 2022 compared to Q3 2021
Operating expenses for the three months ended October 2, 2022 totaled $968 million, or 28.1% of revenue, compared to $872 million, or 30.5% of revenue, for the three months ended October 3, 2021.

YTD 2022 compared to YTD 2021
Operating expenses for the nine months ended October 2, 2022 totaled $2,813 million, or 28.4% of revenue, compared to $2,584 million, or 32.2% of revenue, for the nine months ended October 3, 2021.

The following table below presents the composition of operating expenses by line item in the statement of operations:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Research and development	548	492	1,608	1,429
Selling, general and administrative	289	243	805	699
Amortization of acquisition-related intangible assets	131	137	400	456
Total operating expenses	968	872	2,813	2,584

■	R&D	■	SG&A	■	Amortization acquisition-related

Q3 2022 compared to Q3 2021
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the three months ended October 2, 2022 increased by $56 million, or 11.4%, when compared to the three months ended October 3, 2021 mainly driven by:
+ higher personnel-related costs, including variable compensation costs;
+ higher pre-production related expenses;
+ higher professional services; and
+ higher travel expense.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the three months ended October 2, 2022 increased by $46 million, or 18.9%, when compared to the three months ended October 3, 2021 mainly due to:
+ higher personnel-related costs, including variable compensation costs;
+ higher professional services;
+ higher legal expense; and
+ higher travel expense.

Amortization of acquisition-related intangible assets decreased by $6 million, or 4.4%, when compared to the three months ended October 3, 2021 driven by:
- certain intangibles became fully amortized during 2021.

YTD 2022 compared to YTD 2021
The increase in operating expenses was a result of the following items:

Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses. R&D costs for the nine months ended October 2, 2022 increased by $179 million, or 12.5%, when compared to the nine months ended October 3, 2021 driven by:
+ higher personnel-related costs, including variable compensation costs;
+ higher pre-production related expenses; and
+ higher professional services .

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses). SG&A costs for the nine months ended October 2, 2022 increased by $106 million, or 15.2%, when compared to the nine months ended October 3, 2021 mainly due to:
+ higher legal expense;

+ higher professional services;
+ higher travel expense; and
+ higher IT related expenses.

Amortization of acquisition-related intangible assets decreased by $56 million, or 12.3%, when compared to the nine months ended October 3, 2021 driven by:
- an impairment charge in Q1 2021 as a result of the discontinuation of an IPR&D project; and
- certain intangibles became fully amortized during 2021.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Interest income	21	1	29	3
Interest expense	(109)	(96)	(319)	(273)
Total interest expense, net	(88)	(95)	(290)	(270)
Extinguishment of debt	—	—	(18)	—
Foreign exchange rate results	(1)	3	2	3
Miscellaneous financing costs/income and other, net	(9)	(1)	(25)	(13)
Total other financial income (expense)	(10)	2	(41)	(10)
Total	(98)	(93)	(331)	(280)

Q3 2022 compared to Q3 2021
Financial income (expense) was an expense of $98 million in the third quarter of 2022 compared to an expense of $93 million in the third quarter of 2021. The change in financial income (expense) is primarily attributable to an increase in interest expense as a result of the net increase in debt. Higher interest rates resulted in an interest income increase in the third quarter of 2022. Miscellaneous cost mainly increased due to fair value adjustments in equity accounted investees.

YTD 2022 compared to YTD 2021
Financial income (expense) was an expense of $331 million in the first nine months of 2022 compared to an expense of $280 million in the first nine months of 2021. The change in financial income (expense) is primarily attributable to an increase in interest expense as a result of the net increase in debt, and debt extinguishment costs incurred in the second quarter of 2022. Higher interest rates resulted in an interest income increase in the first nine months of of 2022. Miscellaneous cost mainly increased due to fair value adjustments in equity accounted investees.

Benefit (provision) for income taxes

Q3 2022 compared to Q3 2021
Our provision for income taxes was $149 million (16.5% effective tax rate) for the third quarter of 2022 compared to a provision for income taxes of $95 million (15.4% effective tax rate) for the third quarter of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the Company, which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, there is a higher tax expense in the third quarter of 2022 compared to the same period in 2021 due to unfavorable foreign currency-effects and an excess tax benefit.

YTD 2022 compared to YTD 2021
Our provision for income taxes for the first nine months of 2022 was $392 million (15.8% effective tax rate) compared to a provision for income taxes of $200 million) (13.4% effective tax rate) for the first nine months of 2021. The increase in the income tax expense was due to higher income before income taxes as a result of the improved operational performance of the Company which was partly offset by an increase in tax incentives also taking into account the effect of specific US tax law that became effective as from 2022. In addition to this, there is a higher tax expense in the first nine months of 2022 compared to the same period in 2021 due to unfavorable foreign currency effects in 2022 and favorable items in 2021 related to changes in estimates of prior positions, an excess tax benefit and a net change in the valuation allowance that led to a lower tax expense.

Net income (loss)

The following table presents the composition of net income for the periods reported:

($ in millions, unless otherwise stated)	Q3 2022	Q3 2021	YTD 2022	YTD 2021

Operating income (loss)	1,001	711	2,817	1,776
Financial income (expense)	(98)	(93)	(331)	(280)
Benefit (provision) for income taxes	(149)	(95)	(392)	(200)
Results relating to equity-accounted investees	(4)	3	5	—
Net income (loss)	750	526	2,099	1,296

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2022, our cash balance was $3,759 million, an increase of $929 million compared to December 31, 2021. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $6,259 million of liquidity as of October 2, 2022.

We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months. Our capital expenditures were $830 million in the first nine months of 2022, compared to $501 million in the first nine months of 2021. During the nine month period ended October 2, 2022, we repurchased 5.2 million shares of our common stock pursuant to our share buyback programs at a weighted average price of $184.66 per share for $955 million in cash and payables.

Our total debt amounted to $11,162 million as of Q3 2022, an increase of $590 million compared to December 31, 2021 ($10,572 million). On May 16, 2022, NXP issued $500 million aggregate principal amount of 4.400% Senior Notes due in 2027 (the “4.400% 2027 Notes”) and $1 billion aggregate principal amount of 5.000% Senior Notes due in 2033 (the “2033 Notes”). The net proceeds of the 4.400% 2027 Notes, together with cash on hand, has been used to redeem the $900 million aggregate principal amount of outstanding dollar-denominated 4.625% Senior Unsecured Notes due 2023 in accordance with the terms of the indenture. NXP will allocate an amount equal to the net proceeds of the offering of the 2033 Notes to the financing of, in whole or in part, one or more eligible green projects. Pending allocation, NXP will temporarily hold the remaining net proceeds of the 2033 Notes as cash and other short-term securities or use for general corporate purposes, which may include capital expenditures, short-term debt repayment or equity buyback transactions.

Revolving Credit Facility
On August 26, 2022, NXP B.V., together with NXP Funding LLC, amended and restated its revolving credit agreement entered into on June 11, 2019. The amended and restated revolving credit agreement provides for $2.5 billion of senior unsecured revolving credit commitments and is scheduled to mature on August 26, 2027.

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

At October 2, 2022, our cash balance was $3,759 million of which $215 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Cash flows

Our cash and cash equivalents during the first nine months of 2022 increased by $951 million (excluding the effect of changes in exchange rates on our cash position of $(22) million) as follows:

($ in millions, unless otherwise stated)	YTD 2022	YTD 2021

Net cash provided by (used for) operating activities	2,819	2,292
Net cash (used for) provided by investing activities	(977)	(618)
Net cash provided by (used for) financing activities	(891)	(1,640)
Increase (decrease) in cash and cash equivalents	951	34

Cash Flow from Operating Activities
For the first nine months of 2022 our operating activities provided $2,819 million in cash. This was primarily the result of net income of $2,099 million, adjustments to reconcile the net income of $1,043 million and changes in operating assets and liabilities of $(337) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $948 million, share-based compensation of $267 million and changes in deferred taxes of $(196) million.

The change in operating assets and liabilities was attributable to the following:

The $165 million increase in receivables and other current assets for the nine months ended October 2, 2022 was mainly driven by the increase in accounts receivable due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collections in the first nine months of 2022 compared with the same period in 2021.

The $392 million increase in inventories for the nine months ended October 2, 2022 was primarily related to increased production levels as we work to align inventory on hand with the current revenue forecasts.

The $545 million increase in accounts payable and other liabilities for the nine months ended October 2, 2022 was primarily related to the increase of trade accounts payable of $282 million as a result of increased demand and timing, $68 million in interest payable due to timing of interest payments, $145 million in income and social tax payables related to regulatory changes, and $51 million related to accruals for employee compensation; partially offset by $1 million of other net movements including the non-cash adjustment for capital expenditures and purchased IP.

The $325 million increase in other non-current assets for the nine months ended October 2, 2022 was primarily related to prepayments to secure long-term production supply with multiple vendors.

For the first nine months of 2021 our operating activities provided $2,292 million in cash. This was primarily the result of net income of $1,296 million, adjustments to reconcile the net income of $1,227 million and changes in operating assets and liabilities of $(221) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $952 million, share-based compensation of $265 million and changes in deferred taxes of $6 million.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $977 million for the first nine months of 2022 and principally consisted of the cash outflows for capital expenditures of $830 million, $122 million for the purchase of identified intangible assets and $27 million for the net purchase of interests of businesses.

Net cash used for investing activities amounted to $618 million for the first nine months of 2021 and principally consisted of the cash outflows for capital expenditures of $501 million and $99 million for the purchase of identified intangible assets, $14 million for the purchase of equipment leased to others, $17 million for the net purchase of interests of businesses, partly offset by $7 million of insurance recoveries received for equipment damage.

Cash Flow from Financing Activities
Net cash used for financing activities was $891 million for the first nine months of 2022 compared to net cash provided by financing activities of $1,640 million for the first nine months of 2021, detailed in the table below:

($ in millions)	YTD 2022	YTD 2021
Repurchase of long-term debt	(917)	—
Proceeds from the issuance of long-term debt	1,496	2,000
Cash paid for debt issuance costs	(13)	(22)
Dividends paid to common stockholders	(594)	(412)
Cash proceeds from exercise of stock options and savings from ESPP	58	60
Purchase of treasury shares	(920)	(3,265)
Other, net	(1)	(1)

Additional Capital Requirements

Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At October 2, 2022, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Summarized Statements of Income

For the nine months ended
($ in millions)	October 2, 2022

Revenue	5,731
Gross Profit	2,938
Operating income	1,115
Net income	452

Summarized Balance Sheets

	As of
($ in millions)	October 2, 2022	December 31, 2021

Current assets	3,617	2,535
Non-current assets	11,572	11,576
Total assets	15,189	14,111

Current liabilities	1,057	637
Non-current liabilities	11,532	10,792
Total liabilities	12,589	11,429

Obligor's Group equity	2,600	2,682
Total liabilities and Obligor's Group equity	15,189	14,111

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the nine months ended October 2, 2022: $582 million). The Obligor Group has amounts due from equity financing (October 2, 2022: $5,051 million; December 31, 2021: $5,167 million) and due to debt financing (October 2, 2022: $2,123 million; December 31, 2021: $3,053 million) with non-guarantor subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on October 2, 2022. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Ongoing Remediation of Previously Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, whereas we have expanded our controls or control designs based on updated enhanced risk assessments, put in place policies and implemented training programs, expanded our team and engaged an advisor, and have enhanced both our reporting and our internal quality review on control execution. The remediation actions, including those listed above, remain in process where further modifications are necessary to address the material weakness. We expect these changes to materially improve our internal controls.

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

Changes in Internal Control Over Financial Reporting

As noted above, the Company has been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company's internal control over financial reporting during the three month period ended October 2, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following share repurchase activity occurred under these programs during the three months ended October 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
July 4, 2022 – August 7, 2022	17,125	$181.53	—	17,663,112	17,125
August 8, 2022 – September 4, 2022	655,429	$164.34	655,410	19,095,814	19
September 5, 2022 – October 2, 2022	1,828,747	$158.25	1,828,747	19,060,244	—
Total	2,501,301		2,484,157		17,144
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

10.1
Amended and Restated Revolving Credit Agreement, dated as of August 26, 2022, among NXP B.V., NXP Funding LLC, the several lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022).

10.2
Amended and Restated Guaranty Agreement, dated as of August 26, 2022, among NXP Semiconductors N.V., NXP USA, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022).

10.3*+	Form of Performance Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2022 and October 3, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2022 and October 3, 2021; (iii) Condensed Consolidated Balance Sheets as of October 2, 2022 and December 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2022 and October 3, 2021; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 2, 2022 and October 3, 2021; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2022

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

Date: November 1, 2022

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

Date: November 1, 2022

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended October 2, 2022 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 1, 2022

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended October 2, 2022 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 1, 2022

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer