Form 10-K
period 2022-12-31
NXP Semiconductors N.V.
filed 2023-03-01
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on July 1, 2022 as reported on the Nasdaq Global Select Market, was $38.4 billion. As of February 24, 2023, the Registrant had 259,519,410 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual General Meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:
•market demand and semiconductor industry conditions;
•our ability to successfully introduce new technologies and products;
•the demand for the goods into which our products are incorporated;
•potential impacts of the COVID-19 pandemic;
•trade disputes between the U.S. and China, potential increase of barriers to international trade and resulting disruptions to our established supply chains;
•the impact of government actions and regulations, including restrictions on the export of US-regulated products and technology;
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
•our ability to avoid operational problems and product defects and, if such issues were to arise, to correct them quickly;
•our ability to form strategic partnerships and joint ventures and successfully cooperate with our strategic alliance partners;
•our ability to win competitive bid selection processes;
•our ability to develop products for use in our customers’ equipment and products;
•our ability to successfully hire and retain key management and senior product engineers;
•the invasion of Ukraine by Russia and resulting regional instability, sanctions and any other retaliatory measures taken against Russia, which could adversely impact the global supply chain, disrupt our operations or negatively impact the demand for our products in our primary end markets;
•our ability to maintain good relationships with our suppliers; and
•a change in tax laws could have an effect on our estimated effective tax rates.

We do not assume any obligation to update any forward-looking statements and disclaim any obligation to update our view of any risks or uncertainties described herein or to publicly announce the result of any revisions to the forward-looking statements made in this Annual Report, except as required by law.

In addition, this Annual Report contains information concerning the semiconductor industry and business end markets generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which the semiconductor industry, our market and business segments will develop. We have based these assumptions on information currently available to us, including through the market research and industry reports referred to in this Annual Report. If any one or more of these assumptions turn out to be incorrect, actual market results may differ from those predicted. While we do not know what impact any such differences may have on our business, if there are such differences, they could have a material adverse effect on our future results of operations and financial condition, and the trading price of our common stock. There can be no assurances that a pandemic, epidemic or outbreak of contagious diseases, such as COVID-19, will not have a material and adverse impact on our business, operating results and financial condition in the future. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak to results only as of the date the statements were made. Except for any ongoing obligation to disclose material information as required by the United States federal securities laws, NXP does not have any intention or obligation to publicly update or revise any forward-looking statements after we distribute this document, whether to reflect any future events or circumstances or otherwise.

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

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 60 years of innovation and operating history. For the year ended December 31, 2022, we generated revenue of $13,205 million, compared to $11,063 million for the year ended December 31, 2021.

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

Our legal name is NXP Semiconductors N.V. and our commercial name is “NXP” or “NXP Semiconductors”. We were incorporated in the Netherlands in 2006 as a Dutch public company with limited liability (naamloze vennootschap).

Our corporate seat is in Eindhoven, the Netherlands. Our principal executive office is at High Tech Campus 60, 5656 AG Eindhoven, the Netherlands, and our telephone number is +31 40 2729999. Our registered agent in the United States is NXP USA, Inc., 6501 William Cannon Dr. West, Austin, Texas 78735, United States of America, phone number +1 512 9338214.

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $574.1 billion in 2022.

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

	Automotive	Industrial & IoT	Mobile	Comm Infra & Other
Core Applications	ADAS Electrification Vehicle Networks Secure Car Access eCockpit Body Comfort & Convenience Powertrain	Smart Home Edge Nodes Factory and Building Automation Home Entertainment Power and Energy Smart Appliances Medical Smart Retail	Smartphones Wearables Mobile Accessories	Wireless Basestations Network & Security Banking Cards Government ID documents Transit Cards RFID Tagging
Key Growth Drivers	Radar systems Domain and zonal processors Electrification systems	Secure connected Edge solutions Smart home and industrial automation Connectivity and crossover processors	UWB mobile access solutions	RF Power Systems

i.Automotive
Growth in automotive semiconductor sales relies on global vehicle sales and production trends and the increase in semiconductor content per vehicle, which is being driven by the proliferation of electronic features throughout the vehicle. Despite the decline in vehicles sales and production in 2020 due to the outbreak of the COVID-19 and the moderate growth in 2021 and 2022 due to the global supply crisis, the increase in semiconductor content per vehicle continued.

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

Semiconductor content per vehicle continues to increase due to government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes as well as consumer demand for greater fuel efficiency, advanced safety, multimedia applications and connectivity. Automotive safety features are evolving from passive safety systems to active safety systems with Advanced Driving Assisted Systems (ADAS) such as radar and vision systems. Semiconductor content is also increasing in engine management and fuel economy applications, like Battery Management Systems (BMS). Comfort and convenience systems and user interface applications, as well as infotainment features such as digital audio broadcasting are also areas with high semiconductor content increases. In addition, the use of networking in automotive applications continues to increase as various subsystems communicate within the automobile and with external devices and networks. Furthermore, we believe networking will play a key role in the electrical/electronic architecture transformation towards domain and zonal architectures. Smart car access, automotive Ultra-Wideband (UWB) and Near-Field Communication (NFC) are gaining ground in automotive as well, enabling the connection of vehicles and car keys to portable devices and the infrastructure. Data integrity and security hardware features for safeguarding memory, communication and system data are also increasing in importance.

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

Growth in the Industrial market is driven by the replacement of traditional mechanical equipment by smart, energy-saving and connected electronic equipment using various sensors, processors, connectivity, analog and security chipsets that align well with NXP’s ability to provide a complete range of processing, connectivity and secure solutions. Reducing carbon emissions (global net zero emission commitments) will likely also be a key growth driver with large transformations expected of our energy systems. Factories and homes will need to rely much more on renewable energy (e.g., solar, wind) and increase efficient use of energy. The way we generate and store energies will likely be more distributed. The energy ecosystem needs to develop and ensure smart, efficient and reliable power delivery.
In IoT, growth is driven by the increasing use of high-performance edge and media devices (e.g., home entertainment, connected home assistants, home control and security) and low power IoT nodes (e.g. smart home, hearables, health trackers) where NXP scalable solutions across the entire embedded processing spectrum are ideally suited. Working and learning from home during the COVID-19 pandemic has been a major demand driver for smart home devices, computing peripherals, home entertainment and gaming consoles within our Industrial & IoT business.

The increase in productivity with real-time insights and efficient processes for factory automation, the enhancement in consumer convenience, security and comfort for smart homes, the reduction of resource consumption and better energy efficiency for smart factories and cities, the increase in performance of rich media content in smart consumer devices and the need for better health prevention and monitoring solutions (wearables, smart patches and smart drug delivery devices) to help ensure the future health of millions of people are some of the key use-cases driving growth in Industrial & IoT.

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

iii.Communication Processors
Communication processors combine a computing core, caches and other memories, with high-speed networking and input/output interfaces, such as Ethernet and PCI Express. Our portfolio includes 64-bit Arm-based Layerscape processors with up to 16 CPUs and Ethernet ports running at up to 100Gbps. Software support includes Linux and commercial real-time operating systems. Within enterprise and data-center communications infrastructure, our processors are used in switches, routers, SD-WAN access devices, Wi-Fi access points, and network security systems. Within service-provider communications infrastructure, our processors are used in cellular base stations, fixed wireless access Customer Premises Equipment (CPE), residential gateways, broadband aggregation systems, and core networking equipment. Although designed for use in communications infrastructure, these processors are also used in industrial and cloud server offload-applications. We also offer Layerscape Access processors, which implement baseband functions, principally for wireless systems such as 5G fixed wireless access and small cells.

iv.Wireless Connectivity
We offer a broad portfolio of connectivity solutions, including Near Field Communications (NFC), Ultra-wideband (UWB), Bluetooth low-energy (BLE), Zigbee, Thread as well as Wi-Fi and Wi-Fi/Bluetooth integrated SoCs. These products are integrated into a wide variety of end devices, such as mobile phones, wearables, enterprise access points, home gateways, voice assistants, multimedia devices, gaming consoles, printers, automotive infotainment and smart industrial devices.

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

Over the past two years, semiconductor supply chains have been constrained. As a result, there has been a tendency towards longer term supply contracts with suppliers in exchange for capacity. From an operational perspective, all of our manufacturing facilities continue to operate around the world in accordance with guidance issued by local and national government authorities.

Sales, Marketing and Customers
We market our products and solutions worldwide to a variety of OEMs, contract manufacturers and distributors. We generate demand for our products by delivering product solutions to our customers, and supporting their system design-in activities by providing application architecture expertise and local field application engineering support.

Our sales and marketing teams are organized into five regions, which are EMEA (Europe, the Middle East and Africa), the Americas, Japan, South Korea, and China and Asia Pacific. These sales regions are responsible for managing customer relationships and creating demand for our solutions through the full ecosystem development. In addition, our sales and marketing teams in the regions partner with our distributors and our large number of mass market customers.

Our sales and marketing strategy focuses on key defined verticals in Automotive, Mobile, Industrial & IoT and Communication Infrastructure, deepening our relationship with our top OEMs and electronic manufacturing service customers, expanding our reach to our mass market customers, startups and our distribution partners and becoming their preferred supplier, which we believe assists us in reducing sales volatility in challenging markets. We have long-standing customer relationships with most of our customers. Our 10 largest OEM end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Aptiv, Bosch, Continental, Denso, Harman Auto, Hyundai, Samsung, Visteon, and Vitesco. We also have a strong position with our distribution partners, including our three largest, Arrow, Avnet and WT Micro.

Our revenue is primarily the sum of our direct sales to OEMs plus our distributors’ resale of NXP products. Avnet accounted for 20% of our revenue in 2022 and 18% in 2021. No other distributor accounted for greater than 10% of our revenue. No OEM for which we had direct sales to accounted for more than 10% of our revenue in 2022 or 2021.

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

Information about our Executive Officers

The names, ages and positions as of March 1, 2023, of our executive officers, including our chief executive officer, Mr. Sievers, are as follows:

Name	Age	Position
Kurt Sievers	53	Executive director, president and chief executive officer
Bill Betz	45	Executive vice president and chief financial officer
Christopher Jensen	53	Executive vice president and chief human resources officer
Ron Martino	57	Executive vice president sales
Andrew Micallef	58	Executive vice president global operations
Jennifer Wuamett	57	Executive vice president, general counsel, corporate secretary and chief sustainability officer

Human Capital
At NXP, our diverse and talented employees, referred to as team members, drive the innovation that sets our company apart and fuels our success in the market. Our purpose is bringing together bright minds to create breakthrough technologies that make the connected world better, safer, and more secure. This purpose is reinforced by our values of innovation, expertise, collaboration, ownership and growth built on a foundation of trust and respect. Across the globe, we have policies and programs to attract and maintain the best talent possible. We focus on driving team member engagement; building thought leadership; embracing diversity, equity and inclusion; providing competitive and fair compensation and benefits; enabling talent development and growth opportunities; investing in future talent; focusing on team member retention; and giving back to our communities.
NXP’s workforce includes direct labor (DL) and indirect labor (IDL). DL are those team members directly involved in manufacturing our products, while IDL consists of individual contributors, managers and executives in other functions such as research and development (R&D) and selling, as well as general and administrative (SG&A). At December 31, 2022, we had approximately 34,500 employees, which includes approximately 1,500 employees in our joint venture. Our NXP global workforce spans three regions encompassing 30+ countries and includes more than 11,000 team members dedicated to research and development of our products and solutions (representing 34% of our NXP workforce and 56% of our IDL workforce).

2022 NXP Employee Workforce by Region

18%
21%
61%
APAC
EMEA
Americas

Corporate Values and Team Member Engagement
NXP's values are our fundamental beliefs and guiding principles. They speak to how we operate, engage, develop and value our team members, and push the boundaries of creativity and innovation. We hold ourselves accountable to our values by ensuring they are reflected in all of our talent programs, including hiring, learning and development, performance evaluation, recognition, rewards, and promotions.

To assess and improve engagement, NXP regularly conducts our global Winning Culture Survey, which is administered by a third party to ensure confidentiality. We invite team members to share their feedback on a variety of factors, including engagement, strategy, culture, leadership, continuous improvement, collaboration, execution, ownership, work environment, support and diversity, equality and inclusion. Insights from our survey equip us to improve the team member experience as well as our policies and processes.
We prioritize team member retention and closely monitor voluntary attrition as an indicator of engagement. This attrition is also compared to industry norms to ensure we are effectively retaining our employees throughout the world. During calendar 2022, our voluntary attrition rate was 7.5% for IDL, 18.1% for our DL population and 11.7% of the total population, a slight reduction in total year over year. We managed several initiatives centered around retention for strategic roles and top-performing talent. We also have broad-based programs targeting all team members ensuring that we are retaining our talent over the longer term.

Diversity, Equality and Inclusion
At NXP, the foundation of our values is trust and respect to ensure our inclusive culture. We recognize the importance of diversity, equality, and inclusion and respect the unique talents, experiences, backgrounds, cultures and ideas of our team members. Our diversity, equality and inclusion approach is centered around
•Ensuring leadership commitment and accountability;
•Building and sustaining a qualified and diverse talent pipeline and equitable processes; and
•Fostering an inclusive culture and a sense of belonging to attract and retain the best talent.
NXP continues to contribute resources focused on driving cultural awareness across the Company, which is spearheaded by NXP’s Vice President and Head of Diversity, Equality and Inclusion. The Human Resources and Compensation Committee of our Board provides oversight of our policies, programs and initiatives focusing on human capital management, including workforce diversity, equality and inclusion.
NXP Employee Resource Groups (ERGs) enable our culture and inclusive work environment, as we work to ensure diversity of thought throughout our company and bring unique perspectives and skills to help those in our communities. Today, we have nine primary ERGs, with representation in Asia, Europe, Mexico and the United States. Membership and participation in ERGs is open to all team members, and global engagement is encouraged. To track the progress of our growing ERGs, we measure membership, programming and team member engagement for each group.
To support our diversity, equality and inclusion approach and demonstrate our commitment to transparency and accountability, we have established the aspirational 2025 diversity, equality and inclusion goals listed below to improve global gender representation and minority race and ethnicity representation in the United States. We continue to focus on hiring, developing, and retaining team members across all global sites to meet our 2025 representation goals. In a competitive hiring market, our overall employee population grew by 11% in 2022. Of this increased population, compared to 2021 there was a 1% increase with women in the global indirect labor workforce, 2% increase with women in R&D positions, 3% increase with women of executive positions and the percent of women in the global workforce remained the same in 2022 compared to 2021. While we present gender representation data by men and women, we acknowledge this is not fully encompassing of all gender identities.

2025 Diversity, Equality, & Inclusion Goals
40% Women in Overall Global Workforce	30% Women in Global Indirect Labor Workforce	20% Women in Executive Positions*	25% Women in R&D Positions	50% Minority Representation in the United States*

2022 Diversity, Equality, & Inclusion Performance
37%	25%	16%	19%	51%

* Executive positions are defined as individuals at the level of Vice President and above. Minority representation includes team members who self-identify as Asian, Hispanic or Latino, Black or African American, American Indian or Alaska Native, Pacific Islander or two or more races. We also include within minority representation team members who have not self-identified an ethnicity.

Talent Development and Investing in the Future
NXP is committed to a 70/20/10 continuous learning model, including mechanisms for learning through on-the-job experiences (70%), learning through others (20%), and learning through education (10%). Using a blend of internally designed and externally sourced courses and learning resources, we offer our team members around the globe a variety of training programs that provide real-time learning opportunities in support of key business processes, requirements and initiatives. We also provide a library of on-demand skills development and microlearning resources to all our team members.
We work to create developmental opportunities for our team members through stretch assignments, project roles, cross-functional interactions, cross-geography engagements, and both temporary and longer-term job rotations – all of which are used to stimulate core skill and leadership competency development, to provide on-the-job learning experience, and to fuel career growth.
We also believe that our commitment to our internship programs and university partnerships are a key contributor to developing the new generation of talent, including engineers in our industry and company, and provide a pipeline of recent college graduates into our talent pool. Through our partnerships with universities across the world, we fund and support advanced research programs and projects that demonstrate our commitment to investing in the future of not only technology, but also students' knowledge and skills.

Compensation and Benefits
We provide total rewards packages that include market competitive base salary, as well as opportunities to earn short-term cash incentives and equity-based incentives. In addition, in an effort to meet the specific needs of our team members and their families, we offer locally competitive benefits programs, which vary by country/region, and include an Employee Stock Purchase Plan, retirement programs, healthcare and insurance benefits, allowances, paid time off, family leave, our flexible work arrangement program, and other team member assistance programs.
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
We believe that pay decisions should be made on three factors: external (i.e. market conditions), internal equity, and employee performance/contributions. We have developed a proactive process to evaluate each reward-based compensation program in real time and provide leaders with feedback to create more visibility into fair and equitable compensation while decisions are being made. NXP also utilizes third-party data to formulate compensation and benefits programs that are fair, equitable and competitive. We then empower leaders to recognize both individual and team accomplishments through a variety of compensation programs.

Since 2022, we have linked a portion of our executive and employee compensation to our ESG Goals. For more information, see our 2023 Proxy Statement and the ESG Goals section in the Corporate Sustainability Report1.
Employee Health and Safety
We are committed to the safety of our employees, and we continuously assess safety risks globally to ensure workplace risks are mitigated. We are certified to the ISO 45001 Occupational Health and Safety Management System, and have developed robust safety programs and initiatives to safeguard our workforce. In 2022, as a follow-up to a previous survey, we conducted a global survey on employee safety, inquiring about opportunities for improvement and asking employees about their comfort level when raising safety concerns. The follow-up survey had a participation rate of approximately 80% and the responses to all questions were more favorable than those provided on the previous survey. In particular, 94% of our employees felt that safety concerns are a high priority for NXP and 98% of employees felt that safety starts with them. We used the results from the follow-up survey to identify improvement opportunities, and have started working at our sites and locations to address these opportunities.
For the past three years, the ongoing COVID-19 pandemic has made it all the more important to maintain employee health and safety, and we have effectively managed our health-and-safety programs over this period. During the height of the pandemic, we hosted several successful vaccination drives in a number of countries where our employees live and work. As community conditions improved, we developed a global program for flexible work arrangements, offering eligible employees the option to perform a combination of onsite and remote work. We believe this approach – emphasizing onsite safety, vaccination availability, and the option to work remotely – addresses the safety needs of our workforce while ensuring the robust continuity of our operations.

Employee Representation
A number of our team members are members of a labor union and in various countries, local law requires us to inform and consult with employee representatives on matters relating to labor conditions. We have not experienced any material strikes or labor disputes in the past and consider our employee relations to be good.
We also have employee-lead worker’s councils in various countries that provide input and oversight to many of the decisions made on behalf of employees.

Climate and Environment
As part of our commitment to reducing emissions and conserving the earth’s natural resources, we have made the environment a key pillar in our Sustainability Policy and corporate strategy. We set company-wide environmental targets to optimize our use of resources, minimize waste and continuously improve. We periodically set and reset targets, and publish mid- and long-term targets on carbon footprint reduction and renewable energy consumption, as well as water and waste recycling.
See Part I, Item 1A. Risk Factors for a discussion of potential global environmental risks that may adversely affect our business operations, such as climate change or natural disasters.
Our commitment to enabling a smarter, more sustainable world goes beyond our operations, and includes developing innovative product solutions that support the sustainability goals and objectives of our stakeholders. We monitor developments of global legislation by tracking current discussions, timelines, and the likelihood of new implementations. During the design and development of our new product solutions, we emphasize these potential requirements to coincide with new product introductions. By minimizing the environmental impact of our products in the early stages of the design process, we enable sustainable, green technology for NXP and our customers.
Additional information about our environmental strategy, targets, and metrics is included in our Corporate Sustainability Report, and can be found on our website2.

1 The contents of our Corporate Sustainability Report are referenced for general information only and are not incorporated by reference in this Form 10-K. Except as specifically noted elsewhere in this Form 10-K, the contents of our 2023 Proxy Statement are referenced here for general information only and are not incorporated by reference in this Form 10-K.
2 The contents of our website, our Corporate Sustainability Report, and our Sustainability Policy are referenced for general information only and are not incorporated by reference in this Form 10-K.

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
It is difficult for us, our customers and suppliers to forecast demand trends. We may be unable to accurately predict the extent or duration of cycles or their effect on our financial condition or result of operations and can give no assurance as to the timing, extent or duration of the current or future business cycles generally, or specific to the markets in which we participate. In the first half of 2020, demand in the automotive market steeply declined as a result of manufacturing shutdowns by automotive OEMs due to the coronavirus pandemic, resulting in an unforeseen negative impact to our results of operations. Beginning in the third quarter of 2020, demand rebounded across all end markets more quickly than anticipated and accelerated through the third quarter of 2022, resulting in our inability to fully satisfy customer demand. Beginning in the third quarter of 2022, we have seen a slowdown, primarily in our more consumer exposed end markets of IoT and Mobile versus the prior year with a significant degree of uncertainty for the near-term demand trends. In 2008 and 2009, Europe, the United States and international markets experienced increased volatility and instability related to the global financial crisis. In the event of a future decline in global economic conditions, our business, financial condition and results of operations could be materially adversely affected, and the resulting economic decline might disproportionately affect the markets in which we participate, further exacerbating a decline in our results of operations.

The semiconductor industry is highly competitive. If we fail to introduce new technologies and products in a timely manner, this could adversely affect our business.
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Accordingly, the success of our business depends to a significant extent on our ability to develop new technologies and products that are ultimately successful in the market. The costs related to the research and development necessary to develop new technologies and products are significant and subject to increase due to current and expected inflation and any reduction of our research and development budget could harm our competitiveness. Meeting evolving industry requirements and introducing new products to the market in a timely manner and at prices that are acceptable to our customers are significant factors in determining our competitiveness and success. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or noncompetitive before their introduction. If we are unable to successfully develop new products, our revenue may decline substantially. Moreover, some of our competitors are well-established entities, are larger than us and have greater resources than we do. If these competitors increase the resources they devote to developing and marketing their products, we may not be able to compete effectively. Any consolidation among our competitors could enhance their product offerings and financial resources, further strengthening their competitive position. In addition, some of our competitors operate in narrow business areas relative to us, allowing them to concentrate their research and development efforts directly on products and services for those areas, which may give them a competitive advantage. As a result of these competitive pressures, we may face declining sales volumes or lower prevailing prices for our products, and we may not be able to reduce our total costs in line with this declining revenue. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.

The demand for our products depends to a significant degree on the demand for our customers’ end products.
The vast majority of our revenue is derived from sales to manufacturers in the automotive, industrial & IoT, mobile, and communication infrastructure. Demand in these markets fluctuates significantly, driven by consumer spending, consumer preferences, the development of new technologies and prevailing economic conditions. In addition, the specific products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that affect the price manufacturers are willing to pay us. Such customers have in the past, and may in the future, vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand. This can make managing our business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts. Furthermore, developing industry trends, such as customers’ use of outsourcing and revised supply chain models, including the direct purchase of semiconductor products by end product manufacturers instead of component manufacturers, may affect our revenue, costs, customer relations and working capital requirements.
If customers do not purchase products made specifically for them, we may not be able to resell such products to other customers or may not be able to require the customers who have ordered these products to pay a cancellation fee. The foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

The semiconductor industry is historically characterized by continued price erosion, especially after a product has been on the market.
One of the results of the rapid innovation in the semiconductor industry is that pricing pressure, especially on products containing older technology, can be intense. Product life cycles are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis.
In turn, historically demand for older technology falls, causing the price at which such products can be sold to drop, in some cases precipitously. If this trend continues, in order to continue profitably supplying these products, we must reduce our production and procurement costs in line with the lower revenue we can expect to generate per unit. Usually, this must be accomplished through improvements in process technology, production efficiencies and efficient procurement pricing. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons, and as a result may be required to bear a loss on such products. We cannot guarantee that competition in our core product markets will not lead to price erosion, lower revenue or lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, this could have a material adverse effect on our business, financial condition and results of operations.

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
If any of the following international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations:
•negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the increase of barriers to international trade including the imposition of tariffs on imports by the United States and China, the withdrawal of the United Kingdom from the European Union, enhanced export controls on certain products and sanctions on certain industry sectors and parties and the sovereign debt crisis in certain European countries;
•social and political instability in a number of countries around the world, including continued hostilities and civil unrest in the Middle East and the armed conflict in Ukraine. The instability may have a negative effect on our business, financial condition and operations via our customers and global supply chain and volatility in energy prices and the financial markets;
•potential terrorist attacks;
•epidemics and pandemics, such as the coronavirus outbreak, which may adversely affect our workforce, as well as our suppliers and customers;
•geopolitical tension and disputes and resulting adverse changes in government policies, especially those affecting global trade and investment. Sustained geopolitical tensions could lead to long-term changes in global trade and technology supply chains and decoupling of global trade networks;
•volatility in foreign currency exchange rates, in particular with respect to the U.S. dollar, and transfer restrictions, in particular in mainland China; and
•threats that our operations or property could be subject to nationalization and expropriation.
In addition, Russia’s recent invasion of Ukraine has led to sanctions, export controls and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military and economic actions and resulting sanctions could adversely affect the global economy and financial markets. Further escalation of the conflict between Ukraine and Russia could adversely impact the global supply chain, disrupt our operations, or negatively impact the demand for our products in our primary end markets. Any such disruption could result in an adverse impact to our financial results.
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
Our working capital needs are difficult to predict and may fluctuate. The comparatively long period between the time at which we commence development of a product and the time at which it may be delivered to a customer leads to high inventory and work-in-progress levels. The volatility of our customers’ own businesses and the time required to manufacture products also make it difficult to manage inventory levels and require us to stockpile products across many different specifications.

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
We and third parties regularly identify security vulnerabilities with respect to our products and services. The same holds for the operating systems and workloads that run on them and the components that interact with them. Components and Intellectual Property (IP) we purchase or license from third parties for use in our products, as well as industry-standard specifications we implement in our products, are also regularly subject to security vulnerabilities. As we have become a more data-centric company, our processors and other products are being used in additional and new and critical application areas that create new or increased cybersecurity, privacy or safety risks. This includes applications that gather and process large amounts of data, such as the cloud or Internet of Things, and critical infrastructure and automotive applications. We, our customers, and the users of our products do not always promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Additionally, new information can subsequently develop that may impact our assessment of a security vulnerability, including additional information learned as we develop and deploy mitigations or updates, become aware of additional variants and evaluate the competitiveness of existing and new products.
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
We manufacture, in our own factories as well as with third parties, our products using processes that are highly complex, require advanced and costly equipment and must continuously be modified to improve yields and performance. Difficulties in the production process can reduce yields or interrupt production, and, as a result of such problems, we may on occasion not be able to deliver products or do so in a timely or cost-effective or competitive manner. Such difficulties may include rationing, or other forced disruption of utility supplies such as electricity, gas or water by governments or regulators which could lead to disruptions of our operation resulting in high costs and global supply chain disruptions. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. As is common in the semiconductor industry, we have in the past experienced manufacturing difficulties that have given rise to delays in delivery and quality control problems. There can be no assurance that any such occurrence in the future would not materially harm our results of operations. Further, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control, such as the disruption to our Austin, Texas manufacturing facilities caused by the February 2021 winter storm. We may, in the future, experience manufacturing difficulties or permanent or temporary loss of manufacturing capacity due to the preceding or other risks. Any such event could have a material adverse effect on our business, financial condition and results of operations.

We rely on the timely supply of equipment and materials and could suffer if suppliers fail to meet their delivery obligations or raise prices. Certain equipment and materials needed in our manufacturing operations are only available from a limited number of suppliers.
Our manufacturing operations depend on deliveries of equipment and materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials, such as silicon wafers or specialized chemicals. Because the equipment that we purchase is complex, it is frequently difficult or impossible for us to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations. Our business, financial condition and results of operations could be harmed if we are unable to obtain adequate supplies of quality equipment or materials in a timely manner or if there are significant increases in the costs of equipment or materials due to current or expected inflation or other reasons and we are not able to increase the price of our products.

Failure of our third party suppliers to perform could adversely affect our results of operations.
We currently use outside suppliers for a portion of our manufacturing capacity. Outsourcing our production presents a number of risks. If our outside suppliers are unable to satisfy our demand, or experience manufacturing difficulties, delays or reduced yields, our results of operations and ability to satisfy customer demand could suffer. For example, as part of the industry-wide shortage of semiconductors during 2022 we could not obtain sufficient silicon wafers from our foundry partners to meet the demand for our products, causing us to not fully supply the demand for our products, and negatively affecting our results of operations. In addition, purchasing rather than manufacturing these products may adversely affect our gross profit margin if the purchase costs of these products are higher than our own manufacturing costs would have been or if we are not able to increase the price of our products to reflect the higher input costs. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter to quarter and, in cases of industry shortages like we experienced in 2022, they can increase significantly, which may negatively affect our gross profit if we are not able to increase the price of our products. In addition, we have entered into long term supply agreements with certain key manufacturing partners. The failure of these suppliers to perform under these agreements or an unexpected reduction in demand for these products could result in a material adverse effect on our business, financial condition and results of operations.

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

Certain natural disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, may negatively impact our business. Climate change may cause a rising number of natural disasters that could negatively affect our operations.
Environmental and other disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof may negatively impact our business. If flooding, a large earthquake, volcanic eruption or, extreme weather event or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Even if our manufacturing facilities are not directly damaged, a large natural disaster may result in disruptions in distribution channels, supply chains, movement of goods and significant increases in the prices of raw materials used for our manufacturing process. For instance, the nuclear incident following the tsunami in Japan in 2011 impacted the supply chains of our customers and suppliers. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and our revenues. In addition, climate change could cause certain natural disasters, such as drought, wildfires, storms, flooding or rising sea levels, to occur more frequently or with greater intensity. Such natural disasters pose physical risks to our manufacturing, IT facilities or our suppliers’ facilities, or could disrupt the availability of water and utilities necessary for the operation of our manufacturing facilities or our suppliers’ facilities resulting in increased operating costs and business disruption, such as the disruption to our Austin, Texas manufacturing facilities caused by the February 2021 winter storm and weather-related disruption of water and utilities to these facilities. In addition, semiconductor manufacturing is a water-intensive process. Many of our manufacturing sites and those of our suppliers are located in semi–arid regions that may become increasingly vulnerable to prolonged droughts associated with evolving changes to the climate, which may lead to water scarcity. If we and our suppliers are not able to implement adequate water recycling and conservation measures or if the water scarcity in a particular region becomes acute and restricts the availability of water necessary for the operation of our manufacturing facilities or our suppliers’ facilities, our business may be significantly negatively impacted.
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
No assurance can be given that we have been or will be at all times in complete compliance with the laws and regulations to which we are subject or that we have obtained or will obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits and other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. Furthermore, if one or more of our customers are sanctioned by regulators for non-compliance with laws and regulations, we could experience a decrease in demand for our products. For example, import and export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, are complex, change frequently, have generally become more stringent over time and have intensified in recent years. In October 2022, the U.S. imposed restrictions on the export of US-regulated products and technology to certain mainland Chinese technology companies. Our results of operations could be negatively impacted if we are required to suspend activities with certain customers or suppliers due to the current and future changes in regulations. In 2020, due to regulations imposed by the U.S. government, we ceased shipments of our products to Huawei pending approval of export licenses. Furthermore, global privacy legislation, enforcement, and policy activity, such as the EU General Data Privacy Regulation, are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. Even our inadvertent failure to comply with applicable privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. In addition, governments are increasingly imposing restrictions on foreign investment in semiconductor businesses and technology, such as the Dutch foreign investment control regime, that may limit our ability to execute strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our business.

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
Our computer systems and networks are subject to attempted security breaches and other cybersecurity incidents, which, if successful, could adversely impact our business.
We have, from time to time, experienced cyber-attacks attempting to obtain access to and misuse our computer systems and networks. Such incidents could result in the misappropriation of our proprietary information and technology, the compromise of personal and confidential information of our employees, customers or suppliers or interrupt our business. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future.
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, suppliers, and some of those attempts may be successful. Such breaches could result in, for example, unauthorized access to, disclosure, misuse, loss, or destruction of our, our customer, or other third party data or systems, theft of sensitive or confidential data including personal information (including personal data about our employees, customers or other third parties) and intellectual property, system disruptions, and denial of service. In the event of such breaches, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. We have identified instances of employee misappropriation or theft of certain proprietary technology by individuals who are no longer employed by NXP. In some cases, such misappropriation may result in the violation of applicable export control regulations, which we report to relevant authorities as appropriate. As of the date of this filing we do not believe that any such misappropriation or theft known to us has resulted in a material adverse effect on our business or any material damage to us. However, there can be no assurance that these or other similar incidents will not have a material impact on our operations and financial results in the future. Accordingly, as these threats become increasingly sophisticated and continue to develop and grow, we are actively adapting our security measures and we continue to increase the amount we allocate to implement, maintain and/or update security systems to protect our infrastructure, intellectual property and data. As a global enterprise, we could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. Additionally cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to us, our customers, or other third party operations or services, financial loss, potential liability, and damage our reputation and affect our relationships with our customers and suppliers.

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
We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, certain members of our board and officers reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. laws.
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
Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or members of our board of directors or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters.
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

As of December 31, 2022, we had outstanding indebtedness with an aggregate principal amount of $11,250 million. Our substantial indebtedness could have a material adverse effect on our business by:
•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates in the event we have borrowings under our $2,500 million revolving credit facility agreement (the “RCF Agreement”) because loans under the RCF Agreement bear interest at a variable rate;
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

General risk factors

The coronavirus (COVID-19) pandemic and measures taken in response have adversely impacted the Company's financial condition and results of operations. The COVID-19 pandemic, or a similar global health crisis, may continue to impact us in the future.
The COVID-19 outbreak has significantly increased economic and demand uncertainty. We experienced a significant decline in revenue in the first half of 2020 related to the COVID-19 outbreak and then a swift rebound in demand beginning in the third quarter of 2020 and accelerating through the fourth quarter of 2021. The situation remains uncertain and the continued spread of COVID-19 or variants of COVID-19 may result in economic slowdown or disruptions to our supply chain in one or more geographic areas in which we operate, including the possibility that it could lead to a global recession. Specifically, in the last quarter of 2022 we experienced an unexpected decrease in demand in mainland China due to the increased COVID-19 infection rate. Risks related to a slowdown or recession are described in our risk factor titled “Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business” above.
The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may reinstitute these and additional measures as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers.
The degree to which COVID-19, or a similar global health crisis, adversely impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. To the extent the COVID-19 pandemic, or a similar global health crisis, adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in Part I, Item 1A Risk Factors.

We previously identified a material weakness in our internal control related to ineffective information technology general controls and if we fail to maintain an effective system of internal control in the future, this could result in loss of investor confidence and adversely impact our stock price.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We reported in our Annual Report on Form 10-K as of December 31, 2021, a material weakness in our internal control over financial reporting associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations over certain information technology (IT) systems that support the Company’s financial reporting processes.
During 2022, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2022. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

The price of our common stock historically has been volatile. The price of our common stock may fluctuate significantly.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price for our common stock has varied between a high of $234.90 on January 4, 2022 and a low of $132.08 on October 13, 2022 in the twelve-month period ending on December 31, 2022. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, variations between our actual financial results or guidance and expectations of securities analysts or investors or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
We sponsor defined benefit pension plans in a number of countries and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2022, we had recognized a net accrued benefit liability of $335 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

Future changes to Dutch, U.S. and other foreign tax laws could adversely affect us.
The European Commission, U.S. Congress and Treasury Department, the Organization for Economic Co-operation and Development (OECD), and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, particularly payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the European Union, U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
Recent examples include the OECD’s initiatives to revise profit allocation and nexus rules to allocate more taxing rights to countries where companies have their markets and to establish a minimum tax rate on a global basis. As part of the OECD framework to implement a minimum tax rate, the EU has adopted a directive on ensuring a global minimum level of taxation for multinational companies, also known as Pillar 2, to become effective in 2024. It is anticipated that other countries will also introduce Pillar 2 legislation. These initiatives include recommendations and proposals that, if enacted in countries in which we and our affiliates do business, could adversely affect us and our affiliates.

We are exposed to a number of different tax uncertainties, which could have an impact on our results.
We are required to pay taxes in multiple jurisdictions. We determine the taxes we are required to pay based on our interpretation of the applicable tax laws and regulations in the jurisdictions in which we operate. We may be subject to unfavorable changes in the respective tax laws and regulations to which we are subject. Tax controls, audits, change in controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potentially penalties. We have issued transfer-pricing directives in the areas of goods, services and financing, which are in accordance with OECD guidelines. As transfer pricing has a cross border effect, the focus of local tax authorities on implemented transfer pricing procedures in a country may have an impact on results in another country.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The Company's headquarters are located in Eindhoven, the Netherlands. As of March 1, 2023, the Company operates owned manufacturing facilities primarily in the United States, Netherlands, Malaysia, China, Thailand and Taiwan, as well as in Singapore (SSMC) together with our joint venture partner TSMC. The Company also owns or leases other properties in multiple countries for use as administrative, sales or research and development facilities. The Company believes its existing facilities and equipment are in good operating condition and adequate to meet our need for the near future.

Item 3. Legal Proceedings
The information set forth under the “Litigation” and “Environmental Remediation” captions of Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq stock market under the symbol NXPI. On February 22, 2023 there were 15 shareholders of record and 730,850 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2022	2021
First Quarter	0.845	0.5625
Second Quarter	0.845	0.5625
Third Quarter	0.845	0.5625
Fourth Quarter	0.845	0.5625
On January 30, 2023, the board of directors of NXP approved a 20 percent increase in the quarterly cash dividend to $1.014 per ordinary share to be paid in cash on April 5, 2023 to shareholders of record as of March 15, 2023. We currently expect to continue to pay dividends in the future.

Issuer Purchases of Equity Securities
Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In March 2021, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). At December 31, 2022, there was approximately $437 million remaining for the repurchase of shares under the 2021 Share Repurchase Program and $2 billion remaining under the 2022 Share Repurchase Program.

The following table provides a summary of share repurchase activity during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)	Number of Shares Purchased as Trade for Tax (2)
October 3, 2022 – November 6, 2022	2,620,196	$147.71	2,065,200	16,600,635	554,996
November 7, 2022 – December 4, 2022	318,794	$161.66	209,500	14,454,957	109,294
December 5, 2022 – December 31, 2022	221,381	$163.56	220,800	15,418,236	581
Total	3,160,371		2,495,500		664,871
(1) Represents the number of shares that may be purchased under the remaining dollar repurchase authorizations noted above, calculated based on the share closing price at the end of the respective monthly period.
(2) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, since December 31, 2017 of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2017 in our common stock and each of the indices.

Comparison of Cumulative Five Year Total Return
500
400
300
200
100
Index Value
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Period Ending
NXP
S&P 500
Philadelphia SOX Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 24, 2022.

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

Overview

($ in millions, unless otherwise stated)	Three Months Ended			Years Ended
	December 31, 2022	December 31, 2021	Increase/(decrease)	December 31, 2022	December 31, 2021	Increase/(decrease)
Revenue	3,312	3,039	273	13,205	11,063	2,142
Gross profit	1,891	1,707	184	7,517	6,067	1,450
Operating income (loss)	980	807	173	3,797	2,583	1,214
Cash flow from operating activities	1,076	785	291	3,895	3,077	818
Total debt	11,165	10,572	593	11,165	10,572	593
Net debt	7,320	7,742	(422)	7,320	7,742	(422)
Diluted weighted average number of shares outstanding	261,448	268,545	(7,097)	264,053	275,646	(11,593)
Diluted net income per share	2.76	2.24	0.52	10.55	6.79	3.76
Dividends per common share	0.8450	0.5625	0.283	3.38	2.25	1.13

Revenue for 2022 was $13,205 million as compared to the $11,063 million reported in 2021, an increase of $2,142 million or an increase of 19.4% year-on-year. The increase is attributed to inflationary effects of increased input costs from suppliers which were passed along to end customers in the form of higher average selling prices and strong customer demand.
Our gross profit percentage for 2022 increased to 56.9% from 54.8%, primarily due to the significant higher revenue during 2022, which led to improved utilization and efficiencies, partly offset by higher personnel-related costs and higher supplier costs.
Revenue for the fourth quarter, which ended December 31, 2022, was $3,312 million as compared to $3,039 million for the fourth quarter ended December 31, 2021, an increase of $273 million or an increase of 9.0%. The growth compared with the previous year period results from higher average selling prices across all of our end markets and strong demand within NXP’s Automotive end market, while the Industrial IoT, Communication Infrastructure & Other and the Mobile end markets experienced slower demand signals versus the year ago period. When aggregating all end markets together, and reviewing sales channel performance, business transacted through direct OEM and EMS customers was $1,397 million, an increase of 8.1% versus the year ago period. NXP's third party distribution partners was $1,876 million, an increase of 9.8%. From a geographic perspective, revenue increased across all regions.
The gross profit percentage for the fourth quarter of 2022 increased to 57.1% from 56.2%, primarily due to the higher revenue in the fourth quarter of 2022 which led to improved utilization and efficiencies, partly offset by higher personnel-related costs and higher supplier costs.
We continue to generate strong operating cash flows, with $3,895 million in cash flows from operations for 2022. We returned $2,244 million to our shareholders during the year in dividends and repurchases of common stock. Our cash position at the end of 2022 was $3,845 million.

Results of Operations
The following table presents the composition of operating income for the years ended December 31, 2022 and December 31, 2021.

($ in millions, unless otherwise stated)	2022	2021
Revenue	13,205	11,063
% nominal growth	19.4	28.5
Gross profit	7,517	6,067
Research and development	(2,148)	(1,936)
Selling, general and administrative (SG&A)	(1,066)	(956)
Amortization of acquisition-related intangible assets	(509)	(592)
Other income	3	0
Operating income	3,797	2,583

Revenue
Revenue for the year-ended December 31, 2022 was $13,205 million compared to $11,063 million for the year-ended December 31, 2021, an increase of $2,142 million or 19.4% year-on-year, with growth in all of the Company’s end markets.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	2022	2021	Increase/(decrease)	%
Automotive	6,879	5,493	1,386	25.2%
Industrial & IoT	2,713	2,410	303	12.6%
Mobile	1,607	1,412	195	13.8%
Communication Infrastructure & Other	2,006	1,748	258	14.8%
Revenue	13,205	11,063	2,142	19.4%
Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2022	2021	Increase/(decrease)	%
Distributors	7,261	6,325	936	14.8%
OEM/EMS	5,775	4,587	1,188	25.9%
Other	169	151	18	11.9%
Revenue	13,205	11,063	2,142	19.4%

Revenue by geographic region, which is based on the customer’s shipped-to location, was as follows:

($ in millions, unless otherwise stated)	2022	2021	Increase/(decrease)	%
China 1)	4,700	4,180	520	12.4%
APAC, excluding China	4,165	3,471	694	20.0%
EMEA (Europe, the Middle East and Africa)	2,582	2,036	546	26.8%
Americas	1,758	1,376	382	27.8%
Revenue	13,205	11,063	2,142	19.4%

1) China includes Mainland China and Hong Kong

■	Automotive	■	Mobile	■	Distributors	■	Other
■	Industrial & IoT	■	Comm Infra & Other	■	OEM/EMS

The year-on-year increase in revenue is driven by a combination of higher average selling prices across all of our end markets and ongoing customer demand. Of the 19.4% year-on-year revenue increase, approximately 14% is attributable to higher average selling prices and 5% is attributable to product mix and increased sales volume.
From an end market perspective, within the automotive end market the year-on-year growth was attributable to advanced analog, automotive processing and radar in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. The growth within the Industrial & IoT market reflects the increase in revenue in the company’s ARM-based processing solutions, industrial analog products, and IoT connectivity solutions. Growth within the Mobile end market was due to ongoing adoption of our secure embedded transaction solutions along with the company’s growth in our advanced analog high-speed interfaces. The growth within the Communication Infrastructure & Other end market was attributable to the network edge equipment, RFID tagging solutions, the transit and access solutions, and cellular base stations. Offsetting these positive growth trends were declines in demand for company’s smart antennae products used in the Android mobile handset market, as well as declines in demand for the company’s embedded power products, and wireless access point solutions.
When aggregating all end markets together, and reviewing sales channel performance, business transacted through direct OEM and EMS customers was $5,775 million, an increase of 25.9% versus the year ago period. NXP's third party distribution partners was $7,261 million, an increase of 14.8%.
From a geographic perspective, revenue increased across all regions.
Revenue in the Automotive end market was $6,879 million, an increase of $1,386 million or 25.2% versus the year ago period. Within Automotive, customers are focused on the key functional pillars of safety, electrification and improved driver comfort to accelerate competitive differentiation. These broad functional areas are fundamentally enabled by the secular adoption of new and increased levels of semiconductor content, which is layered on top of a strong base of existing electronic content in modern automobiles. The increase in Automotive revenue can be attributed to growth in advanced analog, automotive processing and radar in support of the secular shift of electrification, advanced driver safety and assistance, and driver connectivity systems. From a channel perspective, the Company experienced growth from direct OEM and EMS customers and NXP's distribution partners across all geographic regions.
Revenue in the Industrial & IoT end market was $2,713 million, an increase of $303 million or 12.6% versus the year ago period. The Industrial & IoT market is driven by the secular trend of multi-market OEMs seeking to enable secure, connected, high performance processing solutions at the edge of the network, whether it is in factory automation, smart building/smart home or the exploding plethora of connected IoT devices. The innovation in this market is being driven by thousands of relatively smaller customers, which NXP effectively services through its extended global distribution channel. The increase in revenue was due to growth in the company’s ARM-based processing solutions, industrial analog products, and IoT connectivity solutions. The Industrial IoT end market experienced slower demand since second half of 2022 versus the year ago period as a result of lower demand for consumer centric IoT products. From a channel perspective, the Company experienced growth from its distribution channel partners in the Asia Pacific, Europe, Americas and China regions.
Revenue in the Mobile end market was $1,607 million, an increase of $195 million or 13.8% versus the year ago period. The increase in revenue was due to strong adoption of secure mobile wallet solutions, and demand for our advanced analog high-speed interfaces, partly offset by declines in embedded power solutions. Within the Mobile end market, we experienced softening demand from Android-based mobile customers, offset by strength experienced from other premium mobile customers. Our mobile customers are primarily serviced through our global distribution channels. From a channel perspective, NXP’s distribution partners in China and Asia Pacific facilitated the year-on-year growth, servicing the concentrated mobile manufacturing centers in Asia.
Revenue in the Communication Infrastructure & Other end market was $2,006 million, an increase of $258 million or 14.8% versus the year ago period. The Communication Infrastructure & Other end market is an amalgamation of three separate product portfolios, which service multiple end markets, including cellular base stations, the network edge equipment, and the secure access, transit and government sponsored identification market. The increase in revenue was due to a combination of strength from network edge equipment, RF Power products levered to the secular build-out of 5G base stations, and the ongoing demand for RFID tagging solutions and transit and access solutions. Offsetting these positive growth trends were declines in demand for the company’s smart antennae products used in the Android mobile handset market, as well as declines in demand for wireless access point solutions. From a channel perspective, NXP’s distribution partners in China, Asia Pacific, the Americas, and Europe regions were responsible for the year-on-year growth. Additionally, OEM and EMS revenues increased in the China and Europe geographic regions.

Gross Profit
Gross profit for the year-ended December 31, 2022 was $7,517 million, or 56.9% of revenue, compared to $6,067 million, or 54.8% of revenue, for the year-ended December 31, 2021. The increase of $1,450 million was primarily driven by higher selling prices as well as improved factory loading as a result of increased manufacturing volumes to meet increased demand, which were mostly offset by higher input costs and a less favorable product mix. As a result, the gross margin percentage increased to 56.9% from 54.8%.

Operating Expenses
Operating expenses for the year-ended December 31, 2022 totaled $3,723 million, or 28.2% of revenue, compared to $3,484 million, or 31.5% of revenue, for the year-ended December 31, 2021.

The following table below presents the composition of operating expenses by line item in the statement of operations.

($ in millions, unless otherwise stated)	2022	% of revenue	2021	% of revenue	% change
Research and development	2,148	16.3%	1,936	17.5%	11.0%
Selling, general and administrative	1,066	8.1%	956	8.6%	11.5%
Amortization of acquisition-related intangible assets	509	3.9%	592	5.4%	(14.0)%
Operating expenses	3,723	28.2%	3,484	31.5%	6.9%

■	R&D	■	SG&A	■	Amortization acquisition-related

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

•R&D costs for the year-ended December 31, 2022 increased by $212 million, or 11.0%, when compared to last year driven by:
+ higher personnel-related costs;
+ higher professional services;
+ higher share-based compensation expenses; and
- lower variable compensation costs.

Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

•SG&A costs for the year-ended December 31, 2022 increased by $110 million, or 11.5%, when compared to last year mainly due to:
+ higher professional services;
+ higher legal expense;
+ higher travel expenses; and
- lower variable compensation costs.

•Amortization of acquisition-related intangible assets decreased by $83 million, or 14.0%, when compared to last year driven by:
- certain intangibles became fully amortized during 2021; and
- an impairment charge in 2021 as a result of the discontinuation of an IPR&D project.

Other Income (Expense)
Other income (expense) includes results from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, as well as other activity. These arrangements are expected to decrease as the divested business or activity becomes more established. Other income (expense) reflects an income of $3 million for 2022, compared to nil in 2021.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2022	2021
Interest income	61	4
Interest expense	(427)	(369)
Total interest expense, net	(366)	(365)
Foreign exchange rate results	(17)	5
Extinguishment of debt	(18)	(22)
Miscellaneous financing income (expense) and other, net	(33)	(21)
Total other financial income (expense)	(68)	(38)
Total	(434)	(403)

Financial income (expense) was an expense of $434 million in 2022, compared to an expense of $403 million in 2021. The change in financial income (expense) is primarily attributable to an increase in interest expense of $58 million as a result of (re-)financing activities, foreign exchange results, which resulted in a loss of $17 million in 2022 versus a profit of $5 million in 2021 and a change in miscellaneous financial income/expense of $12 million, mainly driven by $5 million interest expense on corporate income tax in 2022, vs. nil in 2021. This was partially offset by higher interest income of $57 million as a result of higher interest rates, and lower debt extinguishment costs in 2022 versus 2021 of $4 million.

Benefit (Provision) for Income Taxes
We recorded an income tax expense of $529 million for the year-ended December 31, 2022, which reflects an effective tax rate of 15.7% compared to a expense of $272 million (12.5%) for the year-ended December 31, 2021.

	2022		2021
	$	%	$	%
Statutory income tax in the Netherlands	868	25.8	545	25.0

Rate differential local statutory rates versus statutory rate of the Netherlands	(80)	(2.4)	(42)	(1.9)
Net change in valuation allowance	—	—	(20)	(0.9)
Non-deductible expenses/losses	56	1.7	53	2.5
Netherlands tax incentives	(113)	(3.4)	(69)	(3.2)
Foreign tax incentives	(266)	(7.9)	(163)	(7.5)
Changes in estimates of prior years’ income taxes	(2)	(0.1)	(21)	(1.0)
Sale of non-deductible goodwill	—	—	—	—
Withholding taxes	8	0.3	(8)	(0.4)
Other differences	58	1.7	(3)	(0.1)
Effective tax rate	529	15.7	272	12.5

The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance and non-deductible expenses, sale of non-deductible goodwill and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2022, the foreign tax and Netherlands tax incentives were higher than 2021 by $147 million, mainly due to the fact that NXP benefited from higher qualifying income and also taking into account the effect of specific U.S. tax law that became effective as from 2022.
•The movement in the valuation allowance was mostly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration. The release of the valuation allowance in 2021 is due to higher qualifying income compared to 2020 and 2019.
•The movement in the withholding taxes in 2022 as compared to 2021 is mainly due to considering more undistributed earnings as indefinitely reinvested in 2021, resulting in a 2021 tax benefit of $17 million.
•The other differences tax expense in 2022 is mainly relating to lower excess tax benefits, unfavorable FX-effects and higher taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. compared to the same period in 2021. GILTI is recognized as a current period expense when incurred.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $1 million in 2022, whereas in 2021, results relating to equity-accounted investees amounted to a loss of $2 million.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $46 million for the year-ended December 31, 2022, compared to a profit of $35 million for the year-ended December 31, 2021.

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

Cash
As of December 31, 2022, our cash balance was $3,845 million, an increase of $1,015 million compared to December 31, 2021 ($2,830 million), of which $227 million (2021, $208 million) was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2022 and 2021, no dividend was declared. Taking into account the available undrawn amount of the RCF Agreement of $2,500 million, we had access to $6,345 million of liquidity as of December 31, 2022.

Capital return
The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2022	2021
Shares repurchased	8,330,021	20,628,901
Cost of shares repurchased	1,429	4,015
Average price per share	$171.59	$194.63

Under Dutch corporate law and our articles of association, NXP may acquire its own shares if the general meeting of shareholders has granted the board of directors the authority to effect such acquisitions. It is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For repurchases of shares in 2021 and 2022, the board of directors made use of the authorizations renewed by the AGM on June 17, 2019, May 27, 2020, May 26, 2021 and June 1, 2022, respectively. Our board of directors has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations ("trade for tax") and this authorization will remain in effect until terminated by the board of directors. In November 2019, the board of directors approved the repurchase of shares up to a maximum of $2 billion (the "2019 Share Repurchase Program"). In March 2021, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the board of directors increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). During the fiscal year-ended December 31, 2021, NXP repurchased 20.6 million shares for a total of approximately $4 billion under the trade for tax and 2019 and 2021 Share Repurchase Programs, and during the fiscal year-ended December 31, 2022, NXP repurchased 8.3 million shares, for a total of approximately $1.4 billion under the trade for tax and 2021 Share Repurchase Program. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

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

Under our Quarterly Dividend Program, interim dividends of $0.5625 per ordinary share were paid on April 5, July 6, October 6, 2021; and January 6, 2022, and dividends of $0.845 per ordinary share were paid on April 6, July 6, October 6, 2022; and January 6, 2023.

	2022	2021
Dividends declared (per share)	3.38	2.25
Dividends declared (in millions)	885	606

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $11,165 million as of December 31, 2022, an increase of $593 million compared to December 31, 2021 ($10,572 million). On May 16, 2022, NXP issued $500 million of 4.4% Senior Unsecured Notes due 2027 and $1 billion of 5% Senior Unsecured Notes due 2033. On May 27, 2022, $900 million of 4.625% Senior Notes due 2023 were redeemed in full.
As of December 31, 2022, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $11,250 million (collectively the “Notes”), with $0 payable within 12 months. Future interest payments associated with the Notes total $3,585 million, with $435 million payable within 12 months.

Additional capital requirements
We believe our current cash and cash equivalents position, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2022, the Company had purchase commitments of $3,672 million, of which $1,187 million is expected to be paid in the next 12 months. We expect operating cash outflows to remain elevated as we make payments under these purchase agreements.
•Amounts related to future lease payments for operating lease obligations at December 31, 2022 totaled $295 million, with $63 million expected to be paid within the next 12 months.
•The Company enters into certain technology license arrangements which are used in conjunction with research and development activities for product development. Payments for these technology licenses are made over varying time periods. Outstanding unpaid balances for technology licenses total $260 million as of December 31, 2022, of which $121 million is expected to be paid in the next 12 months.
•Cash outflows for capital expenditures were $1,063 million in 2022, compared to $767 million in 2021. We expect to maintain similar levels of capital expenditures as a percentage of revenue in 2023, to support current and future manufacturing and production capacity needs.
•Our research and development expenditures were $2,148 million in 2022 and $1,936 million in 2021, and we expect to maintain similar levels of investment in research and development as a percentage of revenue in 2023.

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

2022 Financing Activities

Revolving Credit Facility
On August 26, 2022, NXP B.V., together with NXP Funding LLC, amended and restated its revolving credit agreement entered into on June 11, 2019. The amended and restated revolving credit agreement provides for $2.5 billion of senior unsecured revolving credit commitments and is scheduled to mature on August 26, 2027.

Exchange Offers
On April 14, 2022, we initiated a registered exchange offering of our outstanding Senior Unsecured Notes for new issues of substantially identical registered debt securities (the “Exchange Offers”). The Exchange Offers expired on May 16, 2022, at which time substantially all of the Notes were exchanged for registered senior unsecured notes.

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

Debt Position

Short-term Debt
As of December 31, 2022 and 2021, we had no short-term debt outstanding.

Long-term Debt
As of December 31, 2022 and 2021, we had outstanding debt of:

($ in millions)	December 31, 2021	Accrual/release Original Issuance/Debt Discount and Debt Issuance Cost	Debt Exchanges/ Repurchase/ New Borrowings	December 31, 2022
U.S. dollar-denominated 4.625% senior unsecured notes due June 2023 (1)	898	2	(900)	—
U.S. dollar-denominated 4.875% senior unsecured notes due March 2024 (2)	997	1	—	998
U.S. dollar-denominated 2.7% senior unsecured notes due May 2025 (3)	498	—	—	498
U.S. dollar-denominated 5.35% senior unsecured notes due March 2026 (2)	498	—	—	498
U.S. dollar-denominated 3.875% senior unsecured notes due June 2026 (4)	747	1	—	748
U.S. dollar-denominated 3.15% senior unsecured notes due May 2027 (3)	497	1	—	498
U.S. dollar-denominated 4.4% senior unsecured notes due June 2027 (7)	—	—	496	496
U.S. dollar-denominated 5.55% senior unsecured notes due December 2028 (2)	497	—	—	497
U.S. dollar-denominated 4.3% senior unsecured notes due June 2029 (4)	993	—	—	993
U.S. dollar-denominated 3.4% senior unsecured notes due May 2030 (3)	993	1	—	994
U.S. dollar-denominated 2.5% senior unsecured notes due May 2031 (5)	992	1	—	993
U.S. dollar-denominated 2.65% senior unsecured notes due Feb 2032 (6)	992	—	—	992
U.S. dollar-denominated 5% senior unsecured notes due Jan 2033 (7)	—	1	988	989
U.S. dollar-denominated 3.25% senior unsecured notes due May 2041 (5)	987	1	—	988
U.S. dollar-denominated 3.125% senior unsecured notes due Feb 2042 (6)	492	—	—	492
U.S. dollar-denominated 3.25% senior unsecured notes due Nov 2051 (6)	491	—	—	491
	10,572	9	584	11,165
RCF Agreement (8)	—	—	—	—
Total long-term debt	10,572	9	584	11,165

(1)    On May 23, 2016, we issued $900 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2023. On May 27, 2022, the Notes were redeemed in full.
(2)    On December 6, 2018, we issued $1,000 million aggregate principal amount of 4.875% Senior Unsecured Notes due 2024, $500 million aggregate principal amount of 5.35% Senior Unsecured Notes due 2026 and $500 million aggregate principal amount of 5.55% Senior Unsecured Notes due 2028.
(3)    On May 1, 2020, we issued $500 million aggregate principal amount of 2.7% Senior Unsecured Notes due 2025, $500 million aggregate principal amount of 3.15% Senior Unsecured Notes due 2027 and $1 billion aggregate principal amount of 3.4% Senior Unsecured Notes due 2030.
(4)    On June 18, 2019, we issued $750 million of 3.875% Senior Unsecured Notes due 2026 and $1 billion of 4.3% Senior Unsecured Notes due 2029.
(5) On May 11, 2021, we issued $1,000 million aggregate principal amount of 2.5% Senior Unsecured Notes due 2031 and $1,000 million aggregated principal amount of 3.25% Senior Unsecured Notes due 2041.

(6) On November 30, 2021, we issued $1,000 million aggregate principal amount of 2.65% Senior Unsecured Notes due 2032, $500 million aggregate principal amount of 3.125% Senior Unsecured Notes due 2042 and $500 million aggregated principal amount of 3.25% Senior Unsecured Notes due 2051.
(7)    On May 16, 2022, we issued $500 million aggregate principal amount of 4.4% Senior Unsecured Notes due 2027 and $1,000 million aggregate principal amount of 5% Senior Unsecured Notes due 2033.
(8)    On August 26, 2022, we entered into a $2.5 billion unsecured revolving credit facility agreement.

We may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. See the discussion in Part II, Item 7. Financial Condition, Liquidity and Capital Resources above.

Cash flows

Our cash and cash equivalents in 2022 increased by $1,027 million (excluding the effect of changes in exchange rates on our cash position of $(12) million) as follows:

($ in millions)	Year ended December 31,
	2022	2021
Net cash provided by (used for) operating activities	3,895	3,077
Net cash (used for) provided by investing activities	(1,249)	(934)
Net cash provided by (used for) financing activities	(1,619)	(1,585)
Increase (decrease) in cash and cash equivalents	1,027	558

•Cash Flow from Operating Activities
For the year-ended December 31, 2022 our operating activities provided $3,895 million in cash. This was primarily the result of net income of $2,833 million, adjustments to reconcile the net income of $1,410 million and changes in operating assets and liabilities of $(372) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $1,250 million, share-based compensation of $364 million, amortization of the discount on debt and debt issuance costs of $9 million, a loss on extinguishment of debt of $18 million, a loss on equity securities of $4 million, results relating to equity-accounted investees of $1 million and changes in deferred taxes of $(236) million.

The change in operating assets and liabilities was attributable to the following:

The $106 million increase in receivables and other current assets was driven by the accumulation of insignificant increases in numerous asset accounts within the "other" classification, with the most significant increase relating to $30 million in other receivables. In addition there was an increase of $37 million in trade accounts receivable, net, which was driven by higher average selling prices and timing of cash collections at the end of the year.

The $593 million increase in inventories was primarily related to increased production levels in order to align inventory on hand with expected demand.

The $633 million increase in accounts payable and other liabilities was primarily related to the following increases: $365 million in trade accounts payable as a result of purchases to meet the increase in growth in our business and timing related to payments; $211 million in income tax payables primarily driven by tax law changes in the U.S. that went into effect at the beginning of 2022; $47 million in interest payable due to new bond issuances; $48 million of other net movements including the non-cash adjustment for capital expenditures and licensing intangibles. Partially offsetting these cash flow increases was $38 million related to employee bonus accruals.

The $306 million increase in other non-current assets was primarily related to prepayments to secure long-term production supply with multiple vendors.

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

•Cash Flow from Investing Activities
Net cash used for investing activities amounted to $1,249 million for the year-ended December 31, 2022 and principally consisted of the cash outflows for capital expenditures of $1,063 million, $159 million for the purchase of identified intangible assets, $5 million for the purchase of equipment leased to others, $27 million for purchases of interests in businesses (net of cash acquired) and $20 million for the purchase of investments, partly offset by $10 million from proceeds from return of equity investments and $13 million from proceeds from sale of investments.

Net cash used for investing activities amounted to $934 million for the year-ended December 31, 2021 and principally consisted of the cash outflows for capital expenditures of $767 million, $132 million for the purchase of identified intangible assets, $33 million for the purchase of equipment leased to others, $23 million purchases of interests in businesses (net of cash acquired), and $8 million purchase of investments, partly offset by proceeds of $10 million from insurance recoveries received for equipment damage, $10 million from proceeds from return of equity investments and $8 million from proceeds from sale of investments.

•Cash Flow from Financing Activities
Net cash used for financing activities was $1,619 million for the year-ended December 31, 2022 compared to $1,585 million for the year-ended December 31, 2021. The cash flows related to financing transactions in 2022 and 2021 are primarily related to the financing activities described above under the captions 2022 Financing Activities and 2021 Financing Activities.

In addition to the financing activities described above, net cash used for financing activities by year included:

($ in millions)	Year ended December 31,
	2022	2021
Dividends paid to common stockholders	(815)	(562)
Cash proceeds from exercise of stock options	59	62
Purchase of treasury shares	(1,426)	(4,015)
Other, net	(2)	(2)

Information Regarding Guarantors of NXP (unaudited)

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries
The following debt instruments are guaranteed, fully and unconditionally, jointly and severally, by NXP Semiconductors N.V. and issued or guaranteed by NXP USA, Inc., NXP B.V. and NXP LLC, (together, the “Subsidiary Obligors” and together with NXP Semiconductors N.V., the “Obligor Group”): 4.875% Senior Notes due 2024, 2.700% Senior Notes due 2025, 5.350% Senior Notes due 2026, 3.875% Senior Notes due 2026, 3.150% Senior Notes due 2027, 4.400% Senior Notes due 2027, 5.550% Senior Notes due 2028, 4.300% Senior Notes due 2029, 3.400% Senior Notes due 2030, 2.500% Senior Notes due 2031, 2.650% Senior Notes due 2032, 5.000% Senior Notes due 2033, 3.250% Senior Notes due 2041, 3.125% Senior Notes due 2042 and the 3.250% Senior Notes due 2051 (together the “ Notes”). Other than the Subsidiary Obligors, none of the

Company’s subsidiaries (together the “Non-Guarantor Subsidiaries”) guarantee the Notes. The Company consolidates the Subsidiary Obligors in its consolidated financial statements and each of the Subsidiary Obligors are wholly owned subsidiaries of the Company.

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

Summarized Statements of Income

($ in millions)	December 31, 2022

Revenue	7,674
Gross Profit	3,883
Operating income	1,406
Net income	542

Summarized Balance Sheets

As of
($ in millions)	December 31, 2022

Current assets	3,740
Non-current assets	11,572
Total assets	15,312

Current liabilities	1,067
Non-current liabilities	11,528
Total liabilities	12,595

Obligor's Group equity	2,717
Total liabilities and Obligor's Group equity	15,312

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (2022: $813 million). The Obligor Group has amounts due from equity financing (2022: $5,210) and due to debt financing (2022: $2,629) with non-guarantor subsidiaries.

Recent Legislation

US CHIPS Act
On August 9, 2022, the CHIPS and Science Act of 2022, H.R. 4346 (the “CHIPS Act”) was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company is evaluating the provisions of the new law and its potential impact to the Company.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022, H.R. 5376 (the “IRA”), was signed into law. The IRA introduces a 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Company is evaluating the provisions of the new law and its potential impact to the Company.

EU Chips Act
The EU Commission proposed its “EU Chips Act” in February 2022. The announced budget is €43 billion, with approximately €30 billion for potential manufacturing projects coming from EU member states national funds. The remaining €13 billion are foreseen for RD&I programs and initiatives like the new “Chips Joint Undertaking”. The EU Chips Act is still in the legislative process and is expected to become effective in late 2023. As a reaction to the U.S. Inflation Reduction Act, the EU Commission has stated that it would come up with a legislative package itself by the summer of 2023. The Company continues to monitor the progress of this potential legislation and will evaluate the provisions and its potential impact to the Company at such a time when enacted.

EU IPCEI on Microelectronics and Communication Technologies (“IPCEI”) program
During 2021 several European member states formally pre-notified the European Commission of the new Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI”) to support transnational cooperation projects on microelectronics. By joining forces, member states and industry intend to enhance the resilience of Europe’s supply chain in semiconductors. The IPCEI program requires the approval of the European Commission under state aid law: companies and EU member states must prove in a dedicated notification process that the IPCEI follows an overriding European interest and that projects would not be realized under market forces alone. The Company is currently involved in different notification processes in multiple member states, and expects to receive allocation of the related funding budgets that typically run over five years during 2023.

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

The income tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities. The income tax benefit recognized is measured based on the largest benefit that is greater than 50% likely to be realized upon resolution of the uncertainty. Unrecognized tax benefits are presented as a reduction to the deferred tax asset for related temporary differences, tax credits or net operating loss carryforwards, unless these would not be available, in which case the uncertain tax benefits are presented together with the related interest and penalties as a liability, under accrued liabilities and other non-current liabilities based on the timing of the expected payment. Related penalties are recorded as income tax expense, whereas related interest is reported as financial expense in the statement of operations.

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

The following is a reconciliation of net debt to the most directly comparable GAAP measure, total debt, as adjusted for our cash and cash equivalents our net debt was calculated as follows:

($ in millions)	2022	2021
Long-term debt	11,165	10,572
Short-term debt	—	—
Total debt	11,165	10,572
Less: cash and cash equivalents	(3,845)	(2,830)
Net debt	7,320	7,742

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

Interest Rate Risk
Our RCF Agreement has a $2,500 million borrowing capacity with a floating rate interest. As there are currently no borrowings under this facility, a hypothetical increase in interest rates would not have caused any change to our interest expense on our floating rate debt.

Additional information regarding our notes is provided in Note 2 - Significant Accounting Policies, and Note 13 - Debt, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report and is incorporated herein by reference.

Foreign Currency Risks
We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are only used for hedging purposes and not for trading or speculative purposes. All counterparties to our derivatives contracts are major banking institutions. In the event of financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligation to us, which could have a negative impact on our results. The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments or from option pricing models, as appropriate and record these as assets or liabilities in the balance sheet. Changes in the fair values are recognized in the statement of operations immediately unless cash flow hedge accounting is applied. A summary of our foreign currency accounting policies is provided in Note 2 - Significant Accounting Policies, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report and is incorporated herein by reference.

At December 31, 2022 our net asset related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $2 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

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
Our primary foreign currency exposure relates to the U.S. dollar to euro exchange rate. However, our foreign currency exposures also relate, but are not limited, to the Chinese Yuan, the Japanese Yen, the Pound Sterling, the Malaysian Ringgit, the Singapore Dollar, the New Taiwan Dollar, the Thai Baht and the Swiss Franc.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NXP Semiconductors N.V. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)”, and our report dated March 1, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Effect on our financial statement audit of prior year material weakness in internal control over financial reporting
Description of the Matter
As disclosed in management’s report on internal control over financial reporting, the Company identified a material weakness as of December 31, 2021 associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations over certain information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems. This prior year material weakness affected our current year audit of substantially all financial statement accounts, as due to the timing of remediation, automated and manual business process controls that are dependent on the affected ITGCs could not be relied upon during 2022 for the purpose of our financial statement audit.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on Internal Control Over Financial Reporting

We have audited NXP Semiconductors N.V. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NXP Semiconductors N.V. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young Accountants LLP

Eindhoven, the Netherlands
March 1, 2023

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2022	2021	2020
Revenue	13,205	11,063	8,612
Cost of revenue	(5,688)	(4,996)	(4,377)

Gross profit	7,517	6,067	4,235

Research and development	(2,148)	(1,936)	(1,725)
Selling, general and administrative	(1,066)	(956)	(879)
Amortization of acquisition-related intangible assets	(509)	(592)	(1,327)
Total operating expenses	(3,723)	(3,484)	(3,931)
Other income (expense)	3	—	114

Operating income (loss)	3,797	2,583	418

Financial income (expense):
Extinguishment of debt	(18)	(22)	(60)
Other financial income (expense)	(416)	(381)	(357)

Income (loss) before income taxes	3,363	2,180	1

Benefit (provision) for income taxes	(529)	(272)	83
Results relating to equity-accounted investees	(1)	(2)	(4)

Net income (loss)	2,833	1,906	80

Less: Net income (loss) attributable to non-controlling interests	46	35	28
Net income (loss) attributable to stockholders	2,787	1,871	52

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	10.64	6.91	0.19
– Diluted	10.55	6.79	0.18

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	261,879	270,687	279,763
– Diluted	264,053	275,646	283,809
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2022	2021	2020
Net income (loss)	2,833	1,906	80

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges *	(1)	(11)	9
Change in foreign currency translation adjustment	(72)	(74)	78
Change in net actuarial gain (loss)	101	16	(45)

Total other comprehensive income (loss)	28	(69)	42

Total comprehensive income (loss)	2,861	1,837	122

Less: Comprehensive income (loss) attributable to non-controlling interests	46	35	28

Total comprehensive income (loss) attributable to stockholders	2,815	1,802	94
*    Reclassification adjustments included in Cost of revenue, Selling, general and administrative, Research and development and Results relating to equity-accounted investees in the Consolidated Statements of Operations.
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	3,845	2,830
Accounts receivables, net	960	923
Inventories, net	1,782	1,189
Other current assets	348	286
Total current assets	6,935	5,228

Non-current assets:
Other non-current assets	1,942	1,346
Property, plant and equipment, net	3,105	2,635
Identified intangible assets, net	1,311	1,694
Goodwill	9,943	9,961
Total non-current assets	16,301	15,636

Total assets	23,236	20,864
Liabilities and equity
Current liabilities:
Accounts payable	1,617	1,252
Restructuring liabilities - current	19	25
Other current liabilities	1,634	1,175
Total current liabilities	3,270	2,452

Non-current liabilities:
Long-term debt	11,165	10,572
Restructuring liabilities	1	12
Deferred tax liabilities	45	57
Other non-current liabilities	1,015	1,001
Total non-current liabilities	12,226	11,642
Equity:
Non-controlling interests	291	242
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2021: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2021: 430,503,000 shares)
Issued and fully paid: 274,519,638 shares (2021: 274,519,638 shares)	56	56
Capital in excess of par value	14,091	13,727
Treasury shares, at cost: 15,056,232 shares (2021: 9,569,359 shares)	(2,799)	(1,932)
Accumulated other comprehensive income (loss)	76	48
Accumulated deficit	(3,975)	(5,371)
Total Stockholders’ equity	7,449	6,528
Total equity	7,740	6,770
Total liabilities and equity	23,236	20,864
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	2,833	1,906	80
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,250	1,262	1,988
Share-based compensation	364	353	384
Amortization of discount (premium) on debt, net	2	1	(1)
Amortization of debt issuance costs	7	7	9
Net (gain) loss on sale of assets	—	(1)	(115)
(Gain) loss on extinguishment of debt	18	22	60
Results relating to equity-accounted investees	1	2	4
(Gain) loss on equity securities, net	4	2	(21)
Deferred tax expense (benefit)	(236)	(20)	(349)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(106)	(176)	(51)
(Increase) decrease in inventories	(593)	(159)	163
Increase (decrease) in accounts payable and accrued liabilities	633	248	319
Decrease (increase) in other non-current assets	(306)	(350)	7
Exchange differences	17	(5)	16
Other items	7	(15)	(11)
Net cash provided by (used for) operating activities	3,895	3,077	2,482
Cash flows from investing activities:
Purchase of identified intangible assets	(159)	(132)	(130)
Capital expenditures on property, plant and equipment	(1,063)	(767)	(392)
Purchase of equipment leased to others	(5)	(33)	—
Insurance recoveries received for equipment damage	—	10	—
Proceeds from disposals of property, plant and equipment	2	1	4
Purchase of interests in businesses, net of cash acquired	(27)	(23)	(34)
Proceeds from sale of interests in businesses, net of cash divested	—	—	161
Purchase of investments	(20)	(8)	(30)
Proceeds from the sale of investments	13	8	2
Proceeds from return of equity investments	10	10	1
Net cash provided by (used for) investing activities	(1,249)	(934)	(418)
Cash flows from financing activities:
Repurchase of long-term debt	(917)	(1,021)	(1,809)
Proceeds from the issuance of long-term debt	1,496	4,000	2,000
Cash paid for debt issuance costs	(14)	(47)	(15)
Dividends paid to non-controlling interests	—	—	(35)
Dividends paid to common stockholders	(815)	(562)	(420)
Proceeds from issuance of common stock through stock plans	59	62	72

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)
Purchase of treasury shares and restricted stock unit withholdings	(1,426)	(4,015)	(627)
Cash paid on behalf of shareholders for tax on repurchased shares	—	—	—
Other, net	(2)	(2)	(1)
Net cash provided by (used for) financing activities	(1,619)	(1,585)	(835)
Effect of changes in exchange rates on cash positions	(12)	(3)	1
Increase (decrease) in cash and cash equivalents	1,015	555	1,230
Cash and cash equivalents at beginning of period	2,830	2,275	1,045
Cash and cash equivalents at end of period	3,845	2,830	2,275
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	323	356	336
Income taxes, net of refunds	558	353	148

Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	2	1	165
Book value of these assets	(2)	—	(50)

Non-cash investing activities:
Non-cash capital expenditures	232	243	119

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2022, 2021 and 2020

($ in millions, unless otherwise stated)	Out-standing number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu-lated other compre-hensive income (loss)	Accumu-lated deficit	Total stock-holders’ equity	Non- con-trolling interests	Total equity
Balance as of January 1, 2020	281,437	64	15,184	(3,037)	75	(2,845)	9,441	214	9,655

Net income (loss)						52	52	28	80
Other comprehensive income					42		42		42
Share-based compensation plans			384				384		384
Shares issued pursuant to stock awards	3,867			364		(292)	72		72
Treasury shares repurchased and retired	(4,829)	(5)	(1,267)	1,636		(991)	(627)		(627)
Expiration of stock purchase warrants			(168)			168	—		—
Dividends non-controlling interests							—	(35)	(35)
Dividends common stock						(420)	(420)		(420)
Balance as of December 31, 2020	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151

Net income (loss)						1,871	1,871	35	1,906
Other comprehensive income					(69)		(69)		(69)
Share-based compensation plans			341				341		341
Shares issued pursuant to stock awards	5,104			525		(463)	62		62
Treasury shares repurchased and retired	(20,629)	(3)	(747)	(1,420)		(1,845)	(4,015)		(4,015)
Dividends common stock						(606)	(606)		(606)
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770

Net income (loss)						2,787	2,787	46	2,833
Other comprehensive income					28		28		28
Share-based compensation plans			364				364		364
Shares issued pursuant to stock awards	2,843			562		(503)	59		59
Treasury shares repurchased and retired	(8,330)			(1,429)			(1,429)		(1,429)
Change in participation						(3)	(3)	3	—
Dividends common stock						(885)	(885)		(885)
December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740
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

Government assistance
Government grants, other than those relating to purchases of assets, are recognized as a reduction of expenditure as qualified expenditures are made.

Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. Government investment grants are deducted from the cost of the related asset. Depreciation is calculated using the straight-line method over the expected economic life of the asset. Depreciation of special tooling is also based on the straight-line method unless a depreciation method other than the straight-line method better represents the consumption pattern. Gains and losses on the sale of property, plant and equipment are included in other income and expense. Plant and equipment under finance leases are initially recorded at the lower of the fair value of the leased property or the present value of minimum lease payments. These assets and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

With the exception of seven instances (with a combined value of $64 million), the Company’s lease arrangements are all operating leases.

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

	$ per € 1
	period end	average(1)	high	low
Year-ended December 31, 2022	1.0670	1.0559	0.9694	1.1325
Year-ended December 31, 2021	1.1325	1.1818	1.1325	1.2280
Year-ended December 31, 2020	1.2280	1.1412	1.0862	1.2280
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

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2022 and December 31, 2021 were as follows:

	2022	2021
Euro	579	528
Chinese renminbi	258	242
Great British pound	2	40
Japanese yen	31	41
Malaysian ringgit	119	122
Singapore dollar	88	76
Swiss franc	28	30
New Taiwan dollar	203	213
Thai baht	107	112
Other	60	54

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

Research and development
Costs of research and development (R&D) are expensed in the period in which they are incurred, except for in-process research and development (IPR&D) assets acquired in business combinations, which are capitalized and, after completion, are amortized over their estimated useful lives.

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

We sell our products to OEMs and to distributors in various markets, who resell these products to OEMs or to their subcontract manufacturers. One of our distributors accounted for 20% of our revenue in 2022, 18% in 2021 and 17% in 2020. No other distributor accounted for greater than 10% of our revenue for 2022, 2021 or 2020. No individual OEM for which we had direct sales to accounted for more than 10% of our revenue for 2022, 2021 or 2020.

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

Accounting standards adopted in 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. We adopted the new standard prospectively for the fiscal year ending December 31, 2022.

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

Note 4 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2022	2021	2020
Distributors	7,261	6,325	4,720
Original Equipment Manufacturers and Electronic Manufacturing Services	5,775	4,587	3,728
Other	169	151	164
Total	13,205	11,063	8,612

Government assistance
The Company primarily benefits from country specific R&D tax credits ("RTC") (for the period ending December 31, 2022: $66 million) as well as direct R&D grants in different jurisdictions (for the period ending December 31, 2022: $19 million).
For the period ending December 31, 2022, RTC recognized is classified in the Consolidated Statements of Operations under Research and development ($66 million). RTC receivable is classified in the Consolidated Balance Sheets under Other current assets ($48 million) and Other non-current assets ($54 million).
The duration of our RTC is indefinite while subject to future policy changes in the respective countries. RTC amounts received are subject to regular audits by the relevant governments. RTC receivables are, depending on their jurisdiction, settled against income or payroll taxes, or paid in cash within a maximum period of three years.

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2022	2021	2020
Depreciation of property, plant and equipment	605	551	547
Amortization of internal use software	12	7	6
Amortization of other identified intangible assets (*)	633	704	1,435
	1,250	1,262	1,988
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

The following table presents the split of other income (expense):

	2022	2021	2020
Result from MSA and TSA arrangements	2	(2)	—
Other, net	1	2	114
Total	3	—	114

Financial income (expense)

	2022	2021	2020
Interest income	61	4	13
Interest expense	(427)	(369)	(362)
Total interest expense, net	(366)	(365)	(349)
Net gain (loss) on extinguishment of debt	(18)	(22)	(60)
Foreign exchange rate results	(17)	5	(16)
Miscellaneous financing income (expense) and other, net	(33)	(21)	8
Total other financial income (expense)	(68)	(38)	(68)
Total	(434)	(403)	(417)

Balance Sheet Information

Cash and cash equivalents
At December 31, 2022 and December 31, 2021, our cash balance was $3,845 million and $2,830 million, respectively, of which $227 million and $208 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2022 and 2021, no dividend was paid by SSMC.

Equity Investments
At December 31, 2022 and December 31, 2021, the total carrying value of investments in equity securities is summarized as follows:

	2022	2021
Marketable equity securities	9	18
Non-marketable equity securities	18	19
Equity-accounted investments	71	75
	98	112

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2022		2021
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.1)	8.41%	38	8.41%	31
Others	—	33	—	44
		71		75
1) Previously named “Wise Road Industry Investment Fund I, L.P.”

Results related to equity-accounted investees at the end of each period were as follows:

	2022	2021	2020
Company’s share in income (loss)	4	(1)	(4)
Other results	(5)	(1)	—
	(1)	(2)	(4)

Other current liabilities
Other current liabilities at December 31, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Accrued compensation and benefits	467	476
Income taxes payable	296	82
Dividend payable	219	149
Other	652	468
	1,634	1,175

Note 5 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate. During 2022 and 2021, there were no new significant restructuring programs. In the fourth quarter of 2020, we recognized $38 million of employee severance costs in our restructuring liabilities, related to specific targeted actions.

The following table presents the changes in the position of restructuring liabilities in 2022:

	Balance January 1, 2022	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2022
Restructuring liabilities	37	1	(11)	(7)	—	20
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2022 of $20 million is classified in the Consolidated Balance Sheets under current liabilities ($19 million) and non-current liabilities ($1 million).

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

The components of restructuring charges recorded in 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Personnel lay-off costs	(1)	1	78
Other exit costs	1	—	—
Release of provisions/accruals	(7)	—	—
Net restructuring charges	(7)	1	78

The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2022	2021	2020
Cost of revenue	(3)	—	15
Research & development	(2)	1	39
Selling, general and administrative	(2)	—	24
Net restructuring charges	(7)	1	78

Note 6 - Income Taxes
In 2022, NXP generated income before income taxes of $3,363 million (2021: income of $2,180 million; 2020: income of $1 million). The components of income (loss) before income taxes are as follows:

	2022	2021	2020
Netherlands	1,520	942	447
Foreign	1,843	1,238	(446)
	3,363	2,180	1
The components of income tax benefit (expense) are as follows:

	2022	2021	2020
Current taxes:
Netherlands	(285)	(106)	(147)
Foreign	(480)	(186)	(119)
	(765)	(292)	(266)
Deferred taxes:
Netherlands	(10)	10	58
Foreign	246	10	291
	236	20	349
Total income tax benefit (expense)	(529)	(272)	83

A reconciliation of the statutory income tax rate in the Netherlands as a percentage of income (loss) before income taxes and the effective income tax rate is as follows:

	2022		2021		2020
	amount	%	amount	%	amount	%
Statutory income tax rate in the Netherlands	868	25.8	545	25.0	—	25.0

Rate differential between the local statutory rates and the statutory rate of the Netherlands	(80)	(2.4)	(42)	(1.9)	22	2,175.0
Net change in valuation allowance	—	—	(20)	(0.9)	35	3,500.0
Non-deductible expenses/losses	56	1.7	53	2.5	61	6,100.0
Netherlands tax incentives	(113)	(3.4)	(69)	(3.2)	(48)	(4,800.0)
Foreign tax incentives	(266)	(7.9)	(163)	(7.5)	(117)	(11,700.0)
Changes in estimates of prior years' income taxes	(2)	(0.1)	(21)	(1.0)	(13)	(1,300.0)
Sale of non-deductible goodwill	—	—	—	—	10	1,000.0
Withholding taxes	8	0.3	(8)	(0.4)	(31)	(3,100.0)
Other differences	58	1.7	(3)	(0.1)	(2)	(200.0)
Effective tax rate	529	15.7	272	12.5	(83)	(8,300.0)
.

We recorded an income tax expense of $529 million in 2022, which reflects an effective tax rate of 15.7% compared to an expense of $272 million and an effective rate of 12.5% in 2021. The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance and non-deductible expenses, sale of non-deductible goodwill and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:
•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. For 2022, the foreign tax and Netherlands tax incentives were higher than 2021 by $147 million, mainly due to the fact that NXP benefited from higher qualifying income and also taking into account the effect of specific U.S. tax law that became effective as from 2022.
•The movement in the valuation allowance was mostly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration. The release of the valuation allowance in 2021 is due to higher qualifying income compared to 2020 and 2019.
•The movement in the withholding taxes in 2022 as compared to 2021 is mainly due to considering more undistributed earnings as indefinitely reinvested in 2021, resulting in a 2021 tax benefit of $17 million. The difference of $23 million in the withholding tax benefit in 2020 as compared with the tax benefit in 2021 is mainly due to changes in the applicable deferred tax liability rate regarding future remittances of the earnings of foreign subsidiaries and due to changes in considering more undistributed earnings as indefinitely reinvested.
•The other differences tax expense in 2022 is mainly relating to lower excess tax benefits, unfavorable FX-effects and higher taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. compared to the same period in 2021. GILTI is recognized as a current period expense when incurred.
•The tax effect of the non-deductible goodwill of $10 million is linked to the divestiture of the VAS business in 2020.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $17 million in 2022 (2021: $14 million; 2020: $11 million). The benefit of this tax holiday on net income per share (diluted) was $0.07 in 2022 (2021: $0.05; 2020: $0.04).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2022	2021
Operating loss and tax credit carryforwards	287	317
Disallowed interest and tax incentive carryforwards	41	19
Identified intangible assets, net 1)	331	—
Other accrued liabilities	111	147
Pensions	51	104
Other non-current liabilities	55	60
Share-based compensation	11	9
Restructuring liabilities	3	6
Receivables	126	89
Inventories	14	5
Total Deferred Tax Assets	1,030	756
Valuation allowance	(154)	(161)
Total Deferred Tax Assets, net of valuation allowance	876	595

Identified intangible assets, net	—	(20)
Undistributed earnings of foreign subsidiaries	(33)	(38)
Property, plant and equipment, net	(11)	(7)
Goodwill	(97)	(83)
Other current and non-current assets	(64)	(63)
Total Deferred Tax Liabilities	(205)	(211)
Net Deferred Tax Position	671	384

1) The change in Identified intangible assets, net from a deferred tax liability to a deferred tax asset is due to the effect of a specific U.S. tax law that became effective as from 2022.

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2022	2021
Deferred tax assets within other non-current assets	716	441
Deferred tax liabilities within non-current liabilities	(45)	(57)
	671	384

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance decreased by $7 million during 2022 (2021: $66 million decrease). Besides the net change in the valuation allowance of nil this mainly includes a decrease of the valuation allowance due to expiration of tax attributes for $6 million and for the remainder due to foreign exchange translation differences.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2022, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2022 tax loss carryforwards of $470 million (inclusive of $109 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2022	2023	2024	2025	2026	2027	2028-2032	later	unlimited
Tax loss carryforwards	470	1	3	7	10	4	84	30	331
This overview is excluding carried forward tax incentives of $173 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $231 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2022	2023	2024	2025	2026	2027	2028-2032	later	unlimited
Tax credit carryforwards	231	10	10	18	22	7	52	60	52

The net income tax payable (excluding the liability for unrecognized tax benefits) as of December 31, 2022 amounted to $268 million (2021: net income tax payable of $55 million) and includes amounts directly receivable from or payable to tax authorities.

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $33 million at December 31, 2022 (2021: $38 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. The Company considers $484 million of the undistributed earnings indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings the Company would be subject to tax of $44 million, which is not recognized as deferred tax liability at December 31, 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2022	2021	2020
Balance as of January 1,	176	161	159
Translation differences	(4)	(1)	—
Lapse of statute of limitations	(3)	(1)	(4)
Increases from tax positions taken during prior periods	1	7	5
Decreases from tax positions taken during prior periods	(4)	(1)	—
Increases from tax positions taken during current period	11	11	7
Decreases relating to settlements with the tax authorities	(4)	—	(6)
Balance as of December 31,	173	176	161

Of the total unrecognized tax benefits at December 31, 2022, $150 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2022 amounted to a $1 million expense (2021: $5 million expense; 2020: $4 million expense). As of December 31, 2022 the Company has recognized a liability for related interest and penalties of $16 million (2021: $18 million; 2020: $13 million). It is reasonably possible that the total amount of unrecognized tax benefits may significantly increase/decrease within the next 12 months of the reporting date due to, for example, completion of tax examinations. It is estimated that this reasonably possible change will not be significant.

The Company files income tax returns in the Netherlands, the U.S.A. and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2018-2021), Germany (2017-2021), USA (2005-2021), China (2012-2021), Taiwan (2017-2021), Thailand (2017-2021), Malaysia (2015-2021) and India (2004, 2006-2021).

Note 7 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2022	2021
Accounts receivable from third parties	961	925
Allowance for credit loss	(1)	(2)
	960	923

The following table presents accounts receivable, net disaggregated by sales channel:

	2022	2021
Distributors	10	171
Original Equipment Manufacturers and Electronic Manufacturing Services	926	722
Other	24	30
	960	923

Note 8 - Inventories, net
Inventories are summarized as follows:

	2022	2021
Raw materials	151	107
Work in process	1,308	846
Finished goods	323	236
	1,782	1,189

The portion of finished goods stored at customer locations under consignment amounted to $8 million as of December 31, 2022 (2021: $12 million).

The amounts recorded above are net of an allowance for obsolescence of $125 million as of December 31, 2022 (2021: $120 million).

Note 9 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2022	2021
Land		162	164
Buildings	9 to 50	1,553	1,465
Machinery and installations	2 to 10	5,043	4,457
Other Equipment	1 to 10	896	802
Prepayments and construction in progress		665	423
		8,319	7,311
Less accumulated depreciation		(5,214)	(4,676)
Property, plant and equipment, net of accumulated depreciation		3,105	2,635

Note 10 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2021
Cost	9,249
Accumulated amortization/impairment	(7,007)
Book value	2,242
Changes in book value:
Acquisitions/additions	163
Amortization	(674)
Impairment	(37)
Total changes	(548)
Balance as of December 31, 2021
Cost	4,715
Accumulated amortization/impairment	(3,021)
Book value	1,694
Changes in book value:
Acquisitions/additions	264
Transfer to assets held for sale	—
Amortization	(644)
Impairment	(1)
Translation differences	(2)
Total changes	(383)
Balance as of December 31, 2022
Cost	3,194
Accumulated amortization/impairment	(1,883)
Book value	1,311

Identified intangible assets as of December 31, 2022 and 2021 respectively were composed of the following:

	December 31, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	70	—	96	—
Marketing-related	—	—	81	(81)
Customer-related	788	(307)	852	(325)
Technology-based	2,336	(1,576)	3,686	(2,615)
Identified intangible assets	3,194	(1,883)	4,715	(3,021)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.
The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2023	449
2024	273
2025	155
2026	79
2027	61
Thereafter	294
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of December 31, 2022.

Note 11 - Goodwill
The changes in goodwill in 2022 and 2021 were as follows:

	2022	2021
Balances as of January 1
Cost	10,075	10,098
Accumulated impairment	(114)	(114)
Book value	9,961	9,984
Changes in book value:
Acquisitions	8	6
Translation differences	(26)	(29)
Total changes	(18)	(23)
Balances as of December 31
Cost - Balance	10,057	10,075
Accumulated impairment - Balance	(114)	(114)
Book value - Balance	9,943	9,961
No goodwill impairment charges were required to be recognized in 2022 or 2021.

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

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,460 companies and 608,000 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will remain 27.98% in 2023, same as 2022.

PME multi-employer plan	2022	2021	2020
NXP’s contributions to the plan	33	37	33
(including employees’ contributions)	6	5	4
Average number of NXP’s active employees participating in the plan	2,197	2,075	2,048
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2022 was $116 million (2021: $112 million; 2020: $103 million) of which $62 million (2021: $52 million; 2020: $47 million) represents defined-contribution plans and $27 million (2021: $32 million; 2020: $29 million) represents the PME multi-employer plans.

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

The total ongoing cost of defined-benefit plans amounted to $27 million in 2022 (2021: a cost of $28 million; 2020: a cost of $27 million).

The table below provides a summary of the changes in the pension benefit obligations and defined-benefit pension plan assets for 2022 and 2021, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the Consolidated Balance Sheets.

	2022	2021
Projected benefit obligation
Projected benefit obligation at beginning of year	730	790
Service cost	15	17
Interest cost	8	6
Actuarial (gains) and losses	(146)	(3)
Curtailments and settlements	—	—
Benefits paid	(19)	(22)
Exchange rate differences	(51)	(58)
Projected benefit obligation at end of year	537	730
Plan assets
Fair value of plan assets at beginning of year	222	224
Actual return on plan assets	(5)	19
Employer contributions	22	18
Curtailments and settlements	—	—
Benefits paid	(19)	(21)
Exchange rate differences	(18)	(18)
Fair value of plan assets at end of year	202	222
Funded status	(335)	(508)
Classification of the funded status is as follows
– Prepaid pension cost within non-current assets	14	—
– Accrued pension cost within other non-current liabilities	(339)	(497)
– Accrued pension cost within accrued liabilities	(10)	(11)
Total	(335)	(508)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	509	705
Plans with assets less than accumulated benefit obligation (including unfunded plans)
– Fair value of plan assets	84	217
– Accumulated benefit obligations	407	699
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	175	214
– Net actuarial loss (gain)	(145)	(24)
– Exchange rate differences	(13)	(15)
Total AOCI at end of year	17	175

The net amount of projected benefit obligation and plan assets for all underfunded (including unfunded) pension plans was $335 million and $508 million at December 31, 2022 and 2021, respectively, and was classified as liabilities and non-current assets in the Consolidated Balance Sheets.

For the year ended December 31, 2022, actuarial gains were primarily related to increases in discount rates of approximately 200 basis points on a weighted basis and updates to mortality table benchmarks in various countries. For the year ended December 31, 2021, actuarial gains were primarily related to increases in discount rates of approximately 40 basis points on a weighted basis and updates to mortality table benchmarks in various countries.

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2022	2021
Discount rate	3.3%	1.2%
Rate of compensation increase	2.2%	2.2%
The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2022	2021	2020
Discount rate	1.2%	0.8%	1.2%
Expected returns on plan assets	2.6%	2.6%	2.6%
Rate of compensation increase	1.9%	1.6%	1.5%

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

The components of net periodic pension costs were as follows:

	2022	2021	2020
Service cost	15	18	17
Interest cost on the projected benefit obligation	8	6	7
Expected return on plan assets	(5)	(6)	(5)
Amortization of net (gain) loss	9	10	8
Curtailments & settlements	—	—	—
Net periodic cost	27	28	27

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the Consolidated Statements of Operations.

Plan assets
The actual pension plan asset allocation at December 31, 2022 and 2021 is as follows:

	2022	2021
Asset category:
Equity securities	32%	34%
Debt securities	34%	35%
Insurance contracts	7%	7%
Other	27%	24%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $202 million include $167 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2022			2021
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	59	—	—	71	—
Debt securities	3	42	—	6	53	—
Insurance contracts	—	14	—	—	15	—
Other	—	27	22	1	24	22
	3	142	22	7	163	22

The Company currently expects to make $19 million of employer contributions to defined-benefit pension plans and $9 million of expected cash payments in relation to unfunded pension plans in 2023.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2023	21
2024	24
2025	24
2026	27
2027	26
Years 2028-2032	160

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the U.S. which are accounted for as defined-benefit plans.

The accumulated postretirement benefit obligation at the end of 2022 equals $3 million (2021: $4 million).

Note 13 - Debt

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2022 and 2021:

	2022			2021
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.625% senior unsecured notes	Jun, 2023	—	4.625	900	4.625
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5% senior unsecured notes	Jan, 2033	1,000	5.000	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		11,250		10,650
Unamortized discounts, premiums and debt issuance costs		(85)		(78)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,165		10,572
Current portion of long-term debt		—		—
Long-term debt		11,165		10,572

	Range of interest rates	Average rate of interest	Principal amount outstanding 2022	Due in 2023	Due after 2023	Due after 2027	Average remaining term (in years)	Principal amount outstanding 2021
USD notes	2.5%- 5.55%	3.8%	11,250	—	11,250	7,500	8.68	10,650
Revolving Credit Facility (RCF) (1)	—%	—%	—	—	—	—	—	—
Bank borrowings	—%	—%	—	—	—	—	—	—
			11,250	—	11,250	7,500	8.68	10,650
(1)We do not have any borrowings under the $2,500 million RCF as of December 31, 2022, nor under the $1,500 million RCF of 2021.

As of December 31, 2022, the following principal amounts of long-term debt are due in the next 5 years:

2023	—
2024	1,000
2025	500
2026	1,250
2027	1,000
Due after 5 years	7,500
11,250

As of December 31, 2022, the book value of our outstanding long-term debt was $11,250 million, less debt issuance costs of $52 million and original issuance/debt discount of $33 million.

As of December 31, 2022, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 8.7 years.

Accrued interest as of December 31, 2022 is $99 million (December 31, 2021: $57 million).

2022 Financing Activities

Revolving Credit Facility
On August 26, 2022, NXP B.V., together with NXP Funding LLC, amended and restated its revolving credit agreement entered into on June 11, 2019. The amended and restated revolving credit agreement provides for $2.5 billion of senior unsecured revolving credit commitments and is scheduled to mature on August 26, 2027.

Exchange Offers
On April 14, 2022, we initiated a registered exchange offering of our outstanding Senior Unsecured Notes for new issues of substantially identical registered debt securities (the “Exchange Offers”). The Exchange Offers expired on May 16, 2022, at which time substantially all of the Notes were exchanged for registered senior unsecured notes.

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
No portion of long-term and short-term debt as of December 31, 2022 and December 31, 2021 has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2022.

Note 14 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 12 years (land leases 25 to 67 years), some of which may include options to extend the leases for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2022, assets recorded under finance leases amounted to $82 million and accumulated depreciation associated with finance leases was $18 million (2021: $82 million and $15 million, respectively). Finance lease liabilities amounted to $21 million as of December 31, 2022 (December 31, 2021: $23 million).

The components of operating lease expense were as follows

	2022	2021	2020

Operating lease cost	66	66	65

Other information related to operating leases was as follows:

Supplemental cash flows information:
Operating cash flows from operating leases	66	64	63

Right-of-use assets obtained in exchange for lease obligations	91	67	50

Weighted average remaining lease term	6 years	6 years	6 years
Weighted average discount rate	4%	2%	3%
Future minimum lease payments for operating leases as of December 31, 2022 were as follows:

As of
December 31, 2022

2023	63
2024	53
2025	45
2026	41
2027	26
Thereafter	67
Total future minimum lease payments	295
Less: imputed interest	38
Total	257
Rent expense amounted to $11 million in 2022 compared to $10 million in 2021 and $9 million in 2020 (containing services related to leased assets as well as short-term leases).

Lease liabilities related to operating leases are split between current and non-current:

	As of December 31,
	2022	2021

Other current liabilities	55	56
Other non-current liabilities	202	181
Total	257	237
Operating lease right-of-use assets are $250 million as of December 31, 2022 (December 31, 2021: $226 million) and are included in other non-current assets in the consolidated balance sheet.

Note 15 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2022, the Company had purchase commitments of $3,672, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $58 million accrued for potential and current legal proceedings pending as of December 31, 2022, compared to $65 million accrued at December 31, 2021 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and “Other non-current liabilities”. As of December 31, 2022, the Company’s balance related to insurance reimbursements was $43 million (December 31, 2021: $46 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at December 31, 2022, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 million and $64 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $46 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Loss recovery
In February 2021, NXP’s two wafer manufacturing facilities in Austin, Texas were negatively impacted by unusually severe winter weather conditions that corresponded with a widespread disruption of gas, electricity, and water. The Company had insurance coverage for the repair or replacement of assets that suffered damage or loss and business interruption coverage, including lost profits, and the reimbursement of other expenses and costs that have been incurred relating to the damages and losses suffered.
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

As with other companies engaged in similar activities or that own or operate real property, the Company faces inherent risks of environmental liability at our current and legacy manufacturing facilities. Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. Some specific laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be a contributor or responsible party for environmental contamination.
Soil and groundwater contamination has been identified at our properties in Nijmegen, the Netherlands and near Phoenix, Arizona, United States. The remediation processes at these locations are expected to continue for many years.

As of December 31, 2022, we have recorded $87 million for environmental remediation costs (2021: $87 million, which are primarily included in other non-current liabilities in the accompanying Consolidated Balance Sheets. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 16 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2022 consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

For repurchases of shares in 2021 and 2022, the board of directors of NXP ("the Board") made use of the authorizations renewed by the annual general meeting of shareholders on June 17, 2019, May 27, 2020, May 26, 2021 and June 1, 2022, respectively. The Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In November 2019, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2019 Share Repurchase Program"). In March 2021, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program").

During the fiscal year-ended December 31, 2022, NXP repurchased 8.3 million shares, for a total of approximately $1.4 billion, and during the year-ended December 31, 2021, NXP repurchased 20.6 million shares, for a total of approximately $4 billion. As approved by the board of directors, on December 15, 2020, NXP cancelled some 26 million shares and on November 30, 2021, NXP cancelled 15 million shares. As a result, the number of issued NXP shares as per December 31, 2021 is 274,519,638 shares and as per December 31, 2022, the Company has issued and paid up 274,519,638 shares of common stock each having a par value of €0.20 or a nominal stock capital of €55 million (2021: €55 million).

Cash dividends
The following dividends were declared in 2022, 2021 and 2020 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	2022	2021	2020
Dividends declared (in millions)	885	606	420
Dividends declared (per share)	3.38	2.25	1.50

Share-based awards
The Company has granted share-based awards to the members of our board of directors, management team, our other executives, selected other key employees/talents of NXP and selected new hires to receive the Company’s shares in the future. See Note 17, “Share-based Compensation”.

Treasury shares
From time to time, last on June 1, 2022, the General Meeting of Shareholders authorizes the Board of Directors to repurchase shares of our common stock. On that basis, the Board of Directors has approved various share repurchase programs. In accordance with the Company’s policy to provide share-based awards from its treasury share inventory, shares which have been repurchased and are held in treasury for delivery upon exercise of options and under restricted and performance share programs, are accounted for as a reduction of stockholders’ equity. Treasury shares are recorded at cost, representing the market price on the acquisition date. When issued, shares are removed from treasury shares on a first-in, first-out (FIFO) basis.

Differences between the cost and the proceeds received when treasury shares are reissued, are recorded in capital in excess of par value. Deficiencies in excess of net gains arising from previous treasury share issuances are charged to retained earnings.

The following transactions took place resulting from employee option and share plans:

	2022	2021	2020
Total shares in treasury at beginning of year	9,569,359	9,044,952	34,082,242
Total cost	1,932	1,037	3,037
Shares acquired under repurchase program	8,330,021	20,628,901	4,828,913
Average price in $ per share	171.59	194.63	129.70
Total cost of repurchases	1,429	4,015	627
Shares delivered	2,843,148	5,104,494	3,866,203
Average price in $ per share	197.83	102.88	94.26
Amount received	59	62	71
Shares retired	—	15,000,000	26,000,000
Total shares in treasury at end of year	15,056,232	9,569,359	9,044,952
Total cost	2,799	1,932	1,037

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The computation of earnings per share (EPS) is presented in the following table:

	2022	2021	2020
Net income (loss)	2,833	1,906	80
Less: Net income (loss) attributable to non-controlling interests	46	35	28
Net income (loss) attributable to stockholders	2,787	1,871	52

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	261,879	270,687	279,763
Plus incremental shares from assumed conversion of:
Options 1)	276	386	526
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,898	4,573	3,520
Dilutive potential common share	2,174	4,959	4,046
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	264,053	275,646	283,809

EPS attributable to stockholders in $:
Basic net income (loss)	10.64	6.91	0.19
Diluted net income (loss)	10.55	6.79	0.18
1)No stock options to purchase shares of NXP’s common stock that were outstanding in 2022 (2021: none; 2020: none) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)Unvested RSU’s, PSU’s and equity rights up to 0.3 million shares that were outstanding in 2022 (2021: 0.1 shares; 2020: 0.6 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSU’s, PSU’s and equity rights or the performance goal has not been met.

Note 17 - Share-based Compensation
Share-based compensation expense is included in the following line items in our consolidated statement of operations:

	2022	2021	2020
Cost of revenue	47	45	45
Research and development	183	165	159
Selling, general and administrative	134	143	180
	364	353	384
The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $26 million (includes $4 million of excess tax benefits), $54 million (includes $32 million of excess tax benefits) and $32 million (includes $10 million of excess tax benefits) for the years ended December 31, 2022, 2021 and 2020, respectively.

Long Term Incentive Plan (LTIP)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2022 was 20.9 million.

A charge of $353 million was recorded in 2022 for the LTIP (2021: $331 million; 2020: $376 million).

A summary of the activity for our LTIP’s during 2022 is presented below.

Stock options

At December 31, 2022, there were no (2021: none) unrecognized compensation cost related to non-vested stock options.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2022	458,212	56.90
Granted	—	—
Exercised	112,010	26.55
Forfeited	—	—
Outstanding at December 31, 2022	346,202	66.72	2.2	32
Exercisable at December 31, 2022	346,202	66.72	2.2	32

No options were granted in 2022, 2021 and 2020.

The intrinsic value of the exercised options was $15 million (2021: $27 million; 2020: $45 million), whereas the amount received by NXP was $3 million (2021: $10 million; 2020: $26 million). The tax benefit realized from stock options exercised during fiscal 2022, 2021, and 2020 was $24 million, $58 million, and $33 million, respectively.

Performance share units

Market performance conditions

The Company grants PSU awards to certain executives of the Company with a performance measure of Relative Total Shareholder Return (“Relative TSR”). Each PSU, which generally cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 2 common shares for each of the target units awarded based on the Relative TSR of the Company's share price as compared to a set of peer companies.

The fair value of the PSUs is calculated using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology:

PSU grant assumptions	2022	2021	2020
Expected life (years)	3	3	3
Risk-free interest rate	4.48%	0.78%	0.19%
Dividend yield	1.6%	1.1%	1.3%
NXP share price volatility	48%	46%	46%
Initial TSR	3.4%	6.5%	(0.7)%

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2022	875,578	181.50
Granted	365,112	188.70
Performance based adjustment 1)	(52,366)	142.41
Vested	279,200	141.27
Forfeited	47,202	179.63
Outstanding at December 31, 2022	861,922	200.06
1) The amount shown represents performance adjustments for performance-based awards granted on July 26, 2018. These units vested at 84.21% during 2022 based on the achievement of Relative TSR performance conditions.

In 2022, the weighted average grant date fair value of performance share units granted was $188.70 (2021: $257.18; 2020: $164.92).

In 2022, the fair value of the performance share units at the time of vesting was $42 million (2021: $395 million; 2020: nil).

At December 31, 2022, there was a total of $100 million (2021: $90 million; 2020: $89 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 1.9 years (2021: 1.7 years; 2020: 2.0 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2022	4,177,917	156.89
Granted	2,927,198	147.73
Vested	2,079,402	142.82
Forfeited	246,439	157.58
Outstanding at December 31, 2022	4,779,274	157.36

The weighted average grant date fair value of restricted share units granted in 2022 was $147.73 (2021: $201.68; 2020: $129.05). The fair value of the restricted share units at the time of vesting was $319 million (2021: $533 million; 2020: $372 million).

At December 31, 2022, there was a total of $621 million (2021: $546 million; 2020: $502 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.6 years (2021: 1.6 years; 2020: 1.5 years).

Note 18 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2020	281	11	(175)	117
Other comprehensive income (loss) before reclassifications	(74)	(9)	23	(60)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(6)	—	(6)
Income tax effects	—	4	(7)	(3)
Other comprehensive income (loss)	(74)	(11)	16	(69)
As of December 31, 2021	207	—	(159)	48
Other comprehensive income (loss) before reclassifications	(72)	(36)	147	39
Amounts reclassified out of accumulated other comprehensive income (loss)	—	35	—	35
Income tax effects	—	—	(46)	(46)
Other comprehensive income (loss)	(72)	(1)	101	28
As of December 31, 2022	135	(1)	(58)	76

Note 19 - Related-party Transactions
The Company’s related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2022	2021	2020
Revenue and other income	9	8	54
Purchase of goods and services	4	4	36

The following table presents the amounts related to receivable and payable balances with these related parties:

	2022	2021
Receivables	1	1
Payables	3	3

Note 20 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	December 31, 2022	December 31, 2021
Assets:
Money market funds	1	2,817	2,111
Marketable equity securities	1	9	18
Derivative instruments-assets	2	8	5

Liabilities:
Derivative instruments-liabilities	2	(6)	(3)

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
As of December 31, 2022, the estimated fair value of current and non-current debt was $9.8 billion ($11.3 billion as of December 31, 2021). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

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

Geographical Information
Revenue attributed to geographic areas is based on the customer’s shipped-to location. These locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products.

	Revenue
	2022	2021	2020
China 1)	4,700	4,180	3,324
Singapore	1,444	1,269	1,064
United States	1,277	964	750
Japan	902	810	647
Germany	755	628	483
South Korea	674	467	327
Taiwan	506	388	307
Netherlands	455	352	222
Other countries	2,492	2,005	1,488
	13,205	11,063	8,612
1) China includes Mainland China and Hong Kong

Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

	Property, plant and equipment, net
	2022	2021	2020
United States	831	719	766
Singapore 1)	468	391	304
China 2)	437	387	257
Malaysia	360	326	288
Netherlands	326	251	212
Taiwan	291	232	178
Thailand	250	200	139
Other countries	142	129	140
	3,105	2,635	2,284
1) Mainly consists of property and equipment of SSMC, our consolidated joint venture with TSMC
2) China includes Mainland China and Hong Kong

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Company’s management identified a material weakness in our internal control over financial reporting associated with ineffective information technology general controls (ITGCs) in the areas of user access, change-management and IT operations over certain information technology (IT) systems that support the Company’s financial reporting processes.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During 2022, management implemented our previously disclosed remediation plan that included:
–Expanding controls and/or applying other appropriate procedures to address the design and operation of ITGCs on systems supporting our financial processes.
–Creating and filling functions with an emphasis on IT compliance and oversight as well as engaging with an advisor to support control design and training.
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

During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and based on that assessment our management concluded the material weakness has been remediated and our internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, Ernst & Young Accountants LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which appears in Part II, Item 8 of this Form 10-K.

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

Changes in Internal Control Over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, as of December 31, 2022, there were no other changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors, executive officers and governance, appears under the captions "Item 3: (Re-)appointment of Directors", "Executive Officers", "Corporate Governance" and "How our Board Governs and Is Governed", in the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The captions entitled “Executive Compensation” and “How Our Directors Are Compensated” in our 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions "Certain Relationships and Related Party Transactions," "Item 3: (Re-)appointment of Directors" and "How our Board Governs and Is Governed" in the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees” and "Audit Committee Pre-Approval Policies" in the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, are incorporated herein by reference.

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

4.1	Description of the Company’s securities (incorporated by reference to Exhibit 4.1 of the Company's Annual report on Form 10-K filed on February 25, 2021)

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

4.9
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

10.12
Guaranty, dated as of June 11, 2019, made by NXP Semiconductors N.V. and NXP USA, Inc. and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 3 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

10.13+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.14+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.15+
Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.16+
Employment Agreement dated March 18, 2013 between NXP Semiconductors N.V. and Steve Owen (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.17+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on October 27, 2020)

10.18+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 25, 2021)

10.19+
Employment Agreement dated August 25, 2021 between NXP USA, Inc. and Jennifer Wuamett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on August 26, 2021)

10.20+
Employment Agreement dated October 12, 2021 between NXP USA, Inc. and Bill Betz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on October 12, 2021)

10.21+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on November 2, 2021)

10.22+
Employment Agreement dated May 10, 2021 between NXP USA, Inc. and Andy Micallef (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on May 3, 2022

10.23+
Transition Agreement dated July 24, 2022 between NXP Semiconductors N.V. and Steve Owen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on July 26, 2022)

10.24
Amended and Restated Revolving Credit Agreement, dated as of August 26, 2022, among NXP B.V., NXP Funding LLC, the several lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.25
Amended and Restated Guaranty Agreement, dated as of August 26, 2022, among NXP Semiconductors N.V., NXP USA, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.26+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on November 1, 2022)

21.1*	List of Subsidiaries of the Registrant

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 , formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 1, 2023.

/s/KURT SIEVERS	/s/WILLIAM J. BETZ
Kurt Sievers	William J. Betz
Executive Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)

/s/SIR PETER BONFIELD	/s/ANNETTE CLAYTON
Sir Peter Bonfield	Annette Clayton
Non-executive Director and Chair of the Board	Non-executive Director

/s/ANTHONY FOXX	/s/CHUNYUAN GU
Anthony Foxx	Chunyuan Gu
Non-executive Director	Non-executive Director

/s/LENA OLVING	/s/JULIE SOUTHERN
Lena Olving	Julie Southern
Non-executive Director	Non-executive Director

/s/JASMIN STAIBLIN	/s/GREGORY L. SUMME
Jasmin Staiblin	Gregory L. Summe
Non-executive Director	Non-executive Director

/s/KARL-HENRIK SUNDSTRÖM
Karl-Henrik Sundström
Non-executive Director