Form 10-Q
period 2023-04-02
NXP Semiconductors N.V.
filed 2023-05-02
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
or
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
Yes  ☐    No  ☒

As of April 28, 2023, there were 259,742,578 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended April 2, 2023

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	April 2, 2023	April 3, 2022
Revenue	3,121	3,136
Cost of revenue	(1,351)	(1,359)
Gross profit	1,770	1,777
Research and development	(577)	(518)
Selling, general and administrative	(280)	(251)
Amortization of acquisition-related intangible assets	(85)	(135)
Total operating expenses	(942)	(904)
Other income (expense)	(3)	—
Operating income (loss)	825	873
Financial income (expense):
Other financial income (expense)	(82)	(105)
Income (loss) before income taxes	743	768
Benefit (provision) for income taxes	(118)	(114)
Results relating to equity-accounted investees	(2)	12
Net income (loss)	623	666
Less: Net income (loss) attributable to non-controlling interests	8	9
Net income (loss) attributable to stockholders	615	657

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.37	2.50
Diluted	2.35	2.48

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	259,576	263,089
Diluted	261,210	265,109

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	April 2, 2023	April 3, 2022
Net income (loss)	623	666
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	3	(4)
Change in foreign currency translation adjustment	19	(18)
Total other comprehensive income (loss)	22	(22)
Total comprehensive income (loss)	645	644
Less: Comprehensive income (loss) attributable to non-controlling interests	8	9
Total comprehensive income (loss) attributable to stockholders	637	635

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	April 2, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	3,930	3,845
Accounts receivable, net	1,063	960
Inventories, net	1,977	1,782
Other current assets	387	348
Total current assets	7,357	6,935
Non-current assets:
Other non-current assets	2,095	1,942
Property, plant and equipment, net of accumulated depreciation of $5,350 and $5,214	3,123	3,105
Identified intangible assets, net of accumulated amortization of $1,717 and $1,883	1,208	1,311
Goodwill	9,949	9,943
Total non-current assets	16,375	16,301
Total assets	23,732	23,236

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,002	1,185
Restructuring liabilities-current	27	19
Other current liabilities	2,186	2,066
Short-term debt	998	—
Total current liabilities	4,213	3,270
Non-current liabilities:
Long-term debt	10,169	11,165
Restructuring liabilities	7	1
Deferred tax liabilities	38	45
Other non-current liabilities	1,057	1,015
Total non-current liabilities	11,271	12,226
Total liabilities	15,484	15,496
Equity:
Non-controlling interests	299	291

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	14,192	14,091
Treasury shares, at cost:
14,784,336 shares (2022: 15,056,232 shares)	(2,745)	(2,799)
Accumulated other comprehensive income (loss)	98	76
Accumulated deficit	(3,652)	(3,975)
Total stockholders’ equity	7,949	7,449
Total equity	8,248	7,740
Total liabilities and equity	23,732	23,236

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net income (loss)	623	666
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	283	310
Share-based compensation	99	89
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	2	2
Net (gain) loss on sale of assets	—	(1)
(Gain) loss on equity security, net	1	(4)
Results relating to equity-accounted investees	2	(12)
Deferred tax expense (benefit)	(62)	(33)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(138)	(61)
(Increase) decrease in inventories	(196)	(122)
Increase (decrease) in accounts payable and other liabilities	52	266
Decrease (increase) in other non-current assets	(33)	(247)
Exchange differences	5	—
Other items	(7)	2
Net cash provided by (used for) operating activities	632	856
Cash flows from investing activities:
Purchase of identified intangible assets	(42)	(43)
Capital expenditures on property, plant and equipment	(251)	(280)
Purchase of equipment leased to others	—	(5)
Proceeds from disposals of property, plant and equipment	—	1
Purchase of interests in businesses, net of cash acquired	—	(4)
Purchase of investments	(58)	—
Proceeds from return of equity investment	—	2
Net cash provided by (used for) investing activities	(351)	(329)
Cash flows from financing activities:
Cash paid for debt issuance costs	—	(1)
Dividends paid to common stockholders	(219)	(149)
Proceeds from issuance of common stock through stock plans	33	28
Purchase of treasury shares and restricted stock unit withholdings	(11)	(552)
Other, net	(1)	—
Net cash provided by (used for) financing activities	(198)	(674)
Effect of changes in exchange rates on cash positions	2	—
Increase (decrease) in cash and cash equivalents	85	(147)
Cash and cash equivalents at beginning of period	3,845	2,830
Cash and cash equivalents at end of period	3,930	2,683

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	54	45
Income taxes, net of refunds	294	122
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	—	1
Non-cash investing activities:
Non-cash capital expenditures	176	246

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740
Net income (loss)						615	615	8	623
Other comprehensive income					22		22		22
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	309			61		(28)	33		33
Treasury shares repurchased and retired	(37)			(7)			(7)		(7)
Dividends common stock ($1.014 per share)						(264)	(264)		(264)
Balance as of April 2, 2023	259,735	56	14,192	(2,745)	98	(3,652)	7,949	299	8,248

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
Net income (loss)						657	657	9	666
Other comprehensive income					(22)		(22)		(22)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	256			51		(23)	28		28
Treasury shares repurchased and retired	(2,653)			(552)			(552)		(552)
Dividends common stock ($0.8450 per share)						(222)	(222)		(222)
Balance as of April 3, 2022	262,553	56	13,819	(2,433)	26	(4,959)	6,509	251	6,760

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
For a discussion of our significant accounting policies see, “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2022.

New accounting standards not yet adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04, which require that a buyer in a supplier finance program to disclose sufficient information about the program, is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2022-04 became effective for us on January 1, 2023. We have assessed our current positions and the interrelation to the amendments and the adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

Accounting standards recently adopted
No new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2023
There were no material acquisitions or divestments during the first three months of 2023.

2022
On July 19, 2022, we acquired PL Sense for a total consideration of $22.1 million, net of closing adjustments. There were no material divestments during 2022.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	April 2, 2023	April 3, 2022
Distributors	1,491	1,680
Original Equipment Manufacturers and Electronic Manufacturing Services	1,594	1,412
Other	36	44
Total	3,121	3,136

Depreciation, amortization and impairment

	For the three months ended
	April 2, 2023	April 3, 2022
Depreciation of property, plant and equipment	160	142
Amortization of internal use software	4	2
Amortization of other identified intangible assets	119	166
Total - Depreciation, amortization and impairment	283	310

Financial income and expense

	For the three months ended
	April 2, 2023	April 3, 2022
Interest income	42	2
Interest expense	(111)	(104)
Total other financial income/ (expense)	(13)	(3)
Total - Financial income and expenses	(82)	(105)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	April 2, 2023	April 3, 2022
Net income (loss)	623	666
Less: net income (loss) attributable to non-controlling interests	8	9
Net income (loss) attributable to stockholders	615	657

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	259,576	263,089
Plus incremental shares from assumed conversion of:
Options 1)	206	321
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,428	1,699
Dilutive potential common shares	1,634	2,020

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	261,210	265,109

EPS attributable to stockholders in $:
Basic net income (loss)	2.37	2.50
Diluted net income (loss)	2.35	2.48
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q1 2023 (Q1 2022: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were 0.3 million unvested RSUs, PSUs and equity rights that were outstanding in Q1 2023 (Q1 2022: 0.2 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At April 2, 2023 and December 31, 2022, our cash balance was $3,930 million and $3,845 million, respectively, of which $234 million and $227 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first three months of 2023 and 2022, no dividends were declared by SSMC.

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $11 million as of April 2, 2023 (December 31, 2022: $8 million).

Inventories are summarized as follows:

	April 2, 2023	December 31, 2022
Raw materials	135	151
Work in process	1,522	1,308
Finished goods	320	323
	1,977	1,782
The amounts recorded above are net of allowance for obsolescence of $142 million as of April 2, 2023 (December 31, 2022: $125 million).

Equity Investments

At April 2, 2023 and December 31, 2022, the total carrying value of investments in equity securities is summarized as follows:

	April 2, 2023	December 31, 2022
Marketable equity securities	9	9
Non-marketable equity securities	31	18
Equity-accounted investments	103	71
	143	98

The total carrying value of investments in equity-accounted investees is summarized as follows:

	April 2, 2023		December 31, 2022
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.	8.41%	39	8.41%	38
SigmaSense, LLC	10.64%	35	—	—
Others	—	29	—	33
		103		71

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended
	April 2, 2023	April 3, 2022
Company's share in income (loss)	(2)	11
Other results	—	1
	(2)	12

Other current liabilities

Other current liabilities at April 2, 2023 and December 31, 2022 consisted of the following:

	April 2, 2023	December 31, 2022
Accrued compensation and benefits	491	467
Customer programs	614	432
Income taxes payable	177	296
Dividend payable	263	219
Other	641	652
	2,186	2,066

We have reclassified certain amounts related to customer programs previously presented in “Accounts payable” to “Other current liabilities” as of December 31, 2022 to conform to current period presentation as follows:

December 31, 2022
Accounts payable:
As reported	1,617
Reclassification - customer programs	(432)
Adjusted	1,185

Other current liabilities:
As reported	1,634
Reclassification - customer programs	432
Adjusted	2,066

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2022	135	(1)	(58)	76
Other comprehensive income (loss) before reclassifications	19	2	—	21
Amounts reclassified out of accumulated other comprehensive income (loss)	—	2	—	2
Tax effects	—	(1)	—	(1)
Other comprehensive income (loss)	19	3	—	22
As of April 2, 2023	154	2	(58)	98

Cash dividends

The following dividends were declared during the first quarters of 2023 and 2022 under NXP’s quarterly dividend program:

	Fiscal year 2023		Fiscal year 2022
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	263	0.845	222
The dividend declared in the first quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of April 2, 2023 and was subsequently paid on April 5, 2023.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2023:

	As of January 1, 2023	Additions	Utilized	Released	Other changes	As of April 2, 2023
Restructuring liabilities	20	21	(2)	(3)	(2)	34

The total restructuring liability as of April 2, 2023 of $34 million is classified in the consolidated balance sheet under current liabilities ($27 million) and non-current liabilities ($7 million).

The restructuring charges for the three month period ending April 2, 2023 consist of $21 million for personnel related costs for a new restructuring program, offset by a $3 million release for an earlier program. There were no significant restructuring costs incurred for the three month period ended April 3, 2022 and the utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended
	April 2, 2023	April 3, 2022
Cost of revenue	(2)	—
Research and development	14	(1)
Selling, general and administrative	6	—
Net restructuring charges	18	(1)

6 Income Tax

	For the three months ended
	April 2, 2023	April 3, 2022
Benefit (provision) for income taxes	(118)	(114)
Effective tax rate	15.9%	14.8%
Statutory income tax rate in the Netherlands	25.8%	25.8%

Beginning with the first quarter of 2023, NXP was in a position to make a reliable estimate of its annual effective tax rate. This estimated annual effective tax rate ("EAETR") is then applied to the year-to-date Income (loss) before income taxes excluding discrete items, to determine the year-to-date benefit (provision) for income taxes. The income tax effects of any discrete items are recognized in the interim period in which they occur. As the year progresses, the Company continually refines the EAETR based upon actual events and the apportionment of our earnings (loss). This continual estimation process periodically may result in a change to our EAETR for the year. When this occurs, we adjust on an accumulated basis the benefit (provision) for income taxes during the quarter in which the change occurs.

Our provision for income taxes for 2023 is based on our EAETR of 17.0%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives. The effective tax rate of 15.9% for the first quarter of 2023 was lower than the EAETR due to the income tax benefit for discrete items of $8 million. The discrete items are primarily related to changes in estimates for previous years and the impact of foreign currency on income tax related items. The effective tax rate of 14.8% for the first quarter of 2022 was lower compared to the current period due to higher foreign tax incentives as a result of an increase in qualifying investments and also due to a different mix of the benefit (provision) of income taxes in the locations that we operate in.

7 Identified Intangible Assets

Identified intangible assets as of April 2, 2023 and December 31, 2022, respectively, were composed of the following:

	April 2, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	70	—	70	—
Customer-related	788	(318)	788	(307)
Technology-based	2,067	(1,399)	2,336	(1,576)
Identified intangible assets	2,925	(1,717)	3,194	(1,883)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2023 (remaining)	329
2024	281
2025	160
2026	82
2027	61
Thereafter	295
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of April 2, 2023 (December 31, 2022: 4 years).

8 Debt

The following table summarizes the outstanding debt as of April 2, 2023 and December 31, 2022:

		April 2, 2023		December 31, 2022
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.00% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		11,250		11,250
Unamortized discounts, premiums and debt issuance costs		(83)		(85)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,167		11,165
Current portion of long-term debt		998		—
Long-term debt		10,169		11,165

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	April 2, 2023	April 3, 2022
Revenue and other income	1	3
Purchase of goods and services	—	1

The following table presents the amounts related to receivable and payable balances with these related parties:

	April 2, 2023	December 31, 2022
Receivables	5	1
Payables	12	3

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	April 2, 2023	December 31, 2022
Assets:
Money market funds	1	2,832	2,817
Marketable equity securities	1	9	9
Derivative instruments-assets	2	7	8

Liabilities:
Derivative instruments-liabilities	2	(3)	(6)

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

As of April 2, 2023, the estimated fair value of current and non-current debt was $10.1 billion ($9.8 billion as of December 31, 2022). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of April 2, 2023, the Company had purchase commitments of $3.9 billion, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $102 million accrued for potential and current legal proceedings pending as of April 2, 2023, compared to $58 million accrued at December 31, 2022 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of April 2, 2023, the Company’s related balance of insurance reimbursements was $67 million (December 31, 2022: $43 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at April 2, 2023, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $106 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $70 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2022, and the financial statements and the related notes that appear elsewhere in this document. This discussion contains forward-looking statements that involve a number of risks and uncertainties, including any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect subsequent events or circumstances.

Overview

Q1 2023 compared to Q1 2022
Revenue for the three months ended April 2, 2023 was $3,121 million compared to $3,136 million for the three months ended April 3, 2022, a decrease of $15 million or 0.5% year-on-year. At end market level the year-on-year comparisons are mixed, with lower demand in the Industrial IoT and the Mobile end markets resulting in a revenue decline in these end markets of $178 million or 26.1% and $141 million or 35.2%, respectively. The year-on-year revenue of the Automotive and the Communications Infrastructure & Other end markets increased by $271 million or 17.4% and $33 million or 6.7%, respectively.

Our gross profit percentage remained flat, 56.7% in both first quarters of 2023 and 2022.

We continue to generate strong operating cash flows, with $632 million in cash flows from operations for the first quarter of 2023. We returned $230 million to our shareholders during the first quarter of 2023. Our cash position at the end of the first quarter of 2023 was $3,930 million.

Results of operations

The following table presents operating income for each of the three month periods ended April 2, 2023 and April 3, 2022, respectively:

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Increase/decrease

Revenue	3,121	3,136	(15)
% nominal growth	(0.5)	22.2	(22.7)
Gross profit	1,770	1,777	(7)
Gross margin	56.7%	56.7%	—	ppt
Research and development	(577)	(518)	(59)
Selling, general and administrative	(280)	(251)	(29)
Amortization of acquisition-related intangible assets	(85)	(135)	50
Other income (expense)	(3)	—	(3)
Operating income (loss)	825	873	(48)
Financial income (expense)	(82)	(105)	23
Benefit (provision) for income taxes	(118)	(114)	(4)
Results relating to equity-accounted investees	(2)	12	(14)
Net income (loss)	623	666	(43)
Less: Net income (loss) attributable to non-controlling interests	8	9	(1)
Net income (loss) attributable to stockholders	615	657	(42)

Diluted earnings per share	2.35	2.48	(0.13)

Revenue

Q1 2023 compared to Q1 2022
Revenue for the three months ended April 2, 2023 was $3,121 million compared to $3,136 million for the three months ended April 3, 2022, a decrease of $15 million or 0.5%. NXP experienced lower demand in the Industrial IoT and the Mobile end markets and higher demand in NXP’s Automotive and Communication Infrastructure & Other end markets versus the year ago period.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Change
Automotive	1,828	1,557	17.4%
Industrial & IoT	504	682	(26.1)%
Mobile	260	401	(35.2)%
Communication Infrastructure & Other	529	496	6.7%
Revenue	3,121	3,136	(0.5)%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other
\

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Change
Distributors	1,491	1,680	(11.3)%
OEM/EMS	1,594	1,412	12.9%
Other	36	44	(18.2)%
Revenue	3,121	3,136	(0.5)%

■	Distributors	■	Other
■	OEM/EMS

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Change
China 1)	947	1,069	(11.4)%
APAC, excluding China	975	998	(2.3)%
EMEA (Europe, the Middle East and Africa)	725	638	13.6%
Americas	474	431	10.0%
Revenue	3,121	3,136	(0.5)%
1) China includes Mainland China and Hong Kong

Q1 2023 compared to Q1 2022

The year-on-year change in revenues was driven by a decline in shipment volumes, offset by higher average selling prices due to increased input costs from its suppliers which were passed along to end customers.

When aggregating all end markets together, and reviewing sales channel performance, revenues through direct OEM and EMS customers was $1,594 million, an increase of 12.9% versus the year ago period. Revenues through NXP's third party distribution partners was $1,491 million, a decrease of 11.3%.

From a geographic perspective, revenue declined in China and to a lesser extent in Asia Pacific, while revenue increased across the EMEA regions and the Americas regions.

Revenue in the Automotive end market was $1,828 million, an increase of $271 million or 17.4% versus the year ago period. The increase in Automotive revenue can be attributed to growth in automotive processing, advanced analog, automotive application processors and radar in support of the secular shift of electrification, and advanced driver safety and assistance.

Revenue in the Industrial & IoT end market was $504 million, a decrease of $178 million or 26.1% versus the year ago period. Within the Industrial & IoT market the year-on-year decline was driven by lower demand across the entire product portfolio.

Revenue in the Mobile end market was $260 million, a decrease of $141 million or 35.2% versus the year ago period. Declines within the Mobile end market were due to lower demand of our secure embedded transaction solutions, along with the company’s advanced analog high-speed interfaces and embedded power solutions.

Revenue in the Communication Infrastructure & Other end market was $529 million, an increase of $33 million or 6.7% versus the year ago period. The increase in revenue was due to increase demand of our network edge equipment, RFID tagging solutions, and transit and access solutions. Offsetting these positive growth trends were declines in demand for the company’s RF Power products, wireless access point solutions and smart antennae products.

Gross profit
Q1 2023 compared to Q1 2022

Gross profit for the three months ended April 2, 2023 was $1,770 million, or 56.7% of revenue, compared to $1,777 million, or 56.7% of revenue for the three months ended April 3, 2022, with increases in pricing offsetting increases in our foundry, subcontractor and other supplier sourcing costs.

Operating expenses

Research and development

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Percentage change
Research and development	577	518	11.4%
As a percentage of revenue	18.5%	16.5%	2.0	ppt

Q1 2023 compared to Q1 2022
R&D costs for the three months ended April 2, 2023 increased by $59 million, or 11.4%, when compared to the three months ended April 3, 2022 mainly driven by:

+ higher personnel-related costs;
+ higher restructuring costs; and
- lower variable compensation costs.

Selling, general and administrative

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Percentage change
Selling, general and administrative	280	251	11.6%
As a percentage of revenue	9.0%	8.0%	1.0	ppt

Q1 2023 compared to Q1 2022
SG&A costs for the three months ended April 2, 2023 increased by $29 million, or 11.6%, when compared to the three months ended April 3, 2022 mainly due to:
+ higher legal expense;
+ higher personnel-related costs;
+ higher restructuring costs; and
- lower variable compensation costs.

Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022	Percentage change
Amortization of acquisition-related intangible assets	85	135	(37.0)%
As a percentage of revenue	2.7%	4.3%	(1.6)	ppt

Q1 2023 compared to Q1 2022
Amortization of acquisition-related intangible assets decreased by $50 million, or 37.0%, when compared to the three months ended April 3, 2022 driven by:
- certain intangibles became fully amortized during 2022.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2023	Q1 2022
Interest income	42	2
Interest expense	(111)	(104)
Other, net	(13)	(3)
Total	(82)	(105)

Interest income

Q1 2023 compared to Q1 2022
Interest income increased due to higher interest rates and to a lesser extent by a higher level of cash.

Interest expense

Q1 2023 compared to Q1 2022
Interest expense increased due to several debt restructurings, issuance of $1.5 billion of new debt and repayment of $900 million of debt in the second quarter of 2022.

Other, net

Q1 2023 compared to Q1 2022
Other, net, mainly increased due to higher foreign currency results (a loss of $5 million) and fair value adjustments in equity securities.

Benefit (provision) for income taxes

	Q1 2023	Q1 2022
Benefit (provision) for income taxes	(118)	(114)
Effective tax rate	15.9%	14.8%
Statutory income tax rate in the Netherlands	25.8%	25.8%

Q1 2023 compared to Q1 2022
Beginning with the first quarter of 2023, NXP was in a position to make a reliable estimate of its annual effective tax rate. This estimated annual effective tax rate ("EAETR") is then applied to the year-to-date Income (loss) before income taxes excluding discrete items, to determine the year-to-date benefit (provision) for income taxes. The income tax effects of any discrete items are recognized in the interim period in which they occur. As the year progresses, the Company continually refines the EAETR based upon actual events and the apportionment of our earnings (loss). This continual estimation process periodically may result in a change to our EAETR for the year. When this occurs, we adjust on an accumulated basis the benefit (provision) for income taxes during the quarter in which the change occurs.

Our provision for income taxes for 2023 is based on our EAETR of 17.0%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives. The effective tax rate of 15.9% for the first quarter of 2023 was lower than the EAETR due to the income tax benefit for discrete items of $8 million. The discrete items are primarily related to changes in estimates for previous years and the impact of foreign currency on income tax related items. The effective tax rate of 14.8% for the first quarter of 2022 was lower compared to the current period due to higher foreign tax incentives as a result of an increase in qualifying investments and also due to a different mix of the benefit (provision) of income taxes in the locations that we operate in.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2023, our cash balance was $3,930 million, an increase of $85 million compared to December 31, 2022. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $6,430 million of liquidity as of April 2, 2023. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Cash from operations	632	856
Capital expenditures	251	280
Cash to shareholders	230	701

Cash and cash equivalents
At April 2, 2023, our cash balance was $3,930 million of which $234 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $251 million in the first three months of 2023, compared to $280 million in the first three months of 2022.

Capital return
Under our Quarterly Dividend Program, interim dividends of $0.845 per ordinary share were paid on January 6, 2023 ($219 million) and dividends of $1.014 per ordinary share were paid on April 5, 2023.

Outstanding indebtedness
Our total debt amounted to $11,167 million as of Q1 2023, an increase of $2 million compared to December 31, 2022 ($11,165 million), with net debt amounting to $7,237 million.

Cash flows

Our cash and cash equivalents during the first three months of 2023 increased by $83 million (excluding the effect of changes in exchange rates on our cash position of $2 million) as follows:

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Net cash provided by (used for) operating activities	632	856
Net cash (used for) provided by investing activities	(351)	(329)
Net cash provided by (used for) financing activities	(198)	(674)
Increase (decrease) in cash and cash equivalents	83	(147)

Cash Flow from Operating Activities
For the first three months of 2023 our operating activities provided $632 million in cash. This was primarily the result of net income of $623 million, adjustments to reconcile the net income of $326 million and changes in operating assets and liabilities of $(315) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $283 million, share-based compensation of $99 million and changes in deferred taxes of $(62) million. Changes in operating assets and liabilities were primarily driven by a $196 million increase in inventories due to increased production levels in order to align inventory on hand with expected demand, $138 million increase in receivables and other current assets due to the profile and timing of revenue by sales channel directly impacting outstanding receivables at the end of the period, $33 million increase in other non-current assets due to prepayments to secure long-term production supply; partially offset by $52 million increase in accounts payable and other liabilities as a result of timing related to payments.

For the first three months of 2022 our operating activities provided $856 million in cash. This was primarily the result of net income of $666 million, adjustments to reconcile the net income of $352 million and changes in operating assets and liabilities of $(164) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $310 million, share-based compensation of $89 million and changes in deferred taxes of $(33) million. Changes in operating assets and liabilities were primarily driven by a $122 million increase in inventories due to increased production levels in order to align inventory on hand with expected demand, $61 million increase in receivables and other current assets, $247 million increase in other non-current assets; partially offset by $266 million increase in accounts payable and other liabilities.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $351 million for the first three months of 2023 and principally consisted of the cash outflows for capital expenditures of $251 million, $42 million for the purchase of identified intangible assets, and $58 million for the purchase of investments.

Net cash used for investing activities amounted to $329 million for the first three months of 2022 and principally consisted of the cash outflows for capital expenditures of $280 million and $43 million for the purchase of identified intangible assets, $5 million for the purchase of equipment leased to others, $4 million for the net purchase of interests of businesses, partly offset by $2 million from the proceeds from return of equity investments and $1 million from the proceeds from disposals of property, plant and equipment.

Cash Flow from Financing Activities
Net cash used for financing activities was $198 million for the first three months of 2023 was primarily driven by the $219 million dividend payment to shareholders, partially offset by the $33 million proceeds from the issuance of common stock through stock plans.

Net cash used for financing activities was $674 million for the first three months of 2022 was primarily driven by the $552 million purchase of treasury shares and restricted stock unit withholdings and $149 million dividend payment to shareholders; partially offset by the $28 million proceeds from the issuance of common stock through stock plans.

Additional Capital Requirements

Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At April 2, 2023, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Summarized Statements of Income

For the three months ended
($ in millions)	April 2, 2023

Revenue	1,948
Gross Profit	992
Operating income	413
Net income	229

Summarized Balance Sheets

	As of
($ in millions)	April 2, 2023	December 31, 2022

Current assets	3,885	3,740
Non-current assets	11,618	11,572
Total assets	15,503	15,312

Current liabilities	1,960	1,067
Non-current liabilities	10,562	11,528
Total liabilities	12,522	12,595

Obligor's Group equity	2,981	2,717
Total liabilities and Obligor's Group equity	15,503	15,312

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the three months ended April 2, 2023: $225 million). The Obligor Group has amounts due from equity financing (April 2, 2023: $7,224 million; December 31, 2022: $5,210 million) and due to debt financing (April 2, 2023: $2,819 million; December 31, 2022: $2,629 million) with non-guarantor subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on April 2, 2023. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of April 2, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended April 2, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following share repurchase activity occurred under these programs during the three months ended April 2, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2023 – February 5, 2023	7,822	$189.85	—	12,760,115	7,822
February 6, 2023 – March 5, 2023	28,900	$185.06	—	13,317,358	28,900
March 6, 2023 – April 2, 2023	560	$173.56	—	13,065,980	560
Total	37,282		—		37,282
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

10.1*+	Employment Agreement dated July 13, 2020 between NXP USA, Inc. and Christopher Jensen
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2023 and April 3, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2023 and April 3, 2022; (iii) Condensed Consolidated Balance Sheets as of April 2, 2023 and December 31, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2023 and April 3, 2022; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended April 2, 2023 and April 3, 2022; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2023

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

Date: May 2, 2023

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

Date: May 2, 2023

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended April 2, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: May 2, 2023

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended April 2, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: May 2, 2023

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer