Form 10-Q
period 2023-07-02
NXP Semiconductors N.V.
filed 2023-07-25
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
or
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
Yes  ☐    No  ☒

As of July 21, 2023, there were 257,802,134 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended July 2, 2023

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue	3,299	3,312	6,420	6,448
Cost of revenue	(1,418)	(1,430)	(2,769)	(2,789)
Gross profit	1,881	1,882	3,651	3,659
Research and development	(589)	(542)	(1,166)	(1,060)
Selling, general and administrative	(274)	(265)	(554)	(516)
Amortization of acquisition-related intangible assets	(81)	(134)	(166)	(269)
Total operating expenses	(944)	(941)	(1,886)	(1,845)
Other income (expense)	—	2	(3)	2
Operating income (loss)	937	943	1,762	1,816
Financial income (expense):
Extinguishment of debt	—	(18)	—	(18)
Other financial income (expense)	(74)	(110)	(156)	(215)
Income (loss) before income taxes	863	815	1,606	1,583
Benefit (provision) for income taxes	(158)	(129)	(276)	(243)
Results relating to equity-accounted investees	(1)	(3)	(3)	9
Net income (loss)	704	683	1,327	1,349
Less: Net income (loss) attributable to non-controlling interests	6	13	14	22
Net income (loss) attributable to stockholders	698	670	1,313	1,327

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.69	2.55	5.06	5.05
Diluted	2.67	2.53	5.03	5.01

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	259,160	262,579	259,369	262,837
Diluted	261,303	264,692	261,278	264,909

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	704	683	1,327	1,349
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(13)	(8)	(10)	(12)
Change in foreign currency translation adjustment	2	(69)	21	(87)
Change in net actuarial gain (loss)	—	(1)	—	(1)
Total other comprehensive income (loss)	(11)	(78)	11	(100)
Total comprehensive income (loss)	693	605	1,338	1,249
Less: Comprehensive income (loss) attributable to non-controlling interests	6	13	14	22
Total comprehensive income (loss) attributable to stockholders	687	592	1,324	1,227

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	July 2, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	3,863	3,845
Accounts receivable, net	1,061	960
Inventories, net	2,107	1,782
Other current assets	416	348
Total current assets	7,447	6,935
Non-current assets:
Other non-current assets	2,136	1,942
Property, plant and equipment, net of accumulated depreciation of $5,396 and $5,214	3,152	3,105
Identified intangible assets, net of accumulated amortization of $1,752 and $1,883	1,110	1,311
Goodwill	9,950	9,943
Total non-current assets	16,348	16,301
Total assets	23,795	23,236

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	967	1,185
Restructuring liabilities-current	23	19
Other current liabilities	2,096	2,066
Short-term debt	999	—
Total current liabilities	4,085	3,270
Non-current liabilities:
Long-term debt	10,171	11,165
Restructuring liabilities	8	1
Deferred tax liabilities	40	45
Other non-current liabilities	1,014	1,015
Total non-current liabilities	11,233	12,226
Total liabilities	15,318	15,496
Equity:
Non-controlling interests	305	291

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	14,291	14,091
Treasury shares, at cost:
16,394,164 shares (2022: 15,056,232 shares)	(3,034)	(2,799)
Accumulated other comprehensive income (loss)	87	76
Accumulated deficit	(3,228)	(3,975)
Total stockholders’ equity	8,172	7,449
Total equity	8,477	7,740
Total liabilities and equity	23,795	23,236

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the six months ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net income (loss)	1,327	1,349
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	564	627
Share-based compensation	201	178
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	4	3
Net (gain) loss on sale of assets	(1)	(1)
(Gain) loss on equity security, net	(5)	4
(Gain) loss on extinguishment of debt	—	18
Results relating to equity-accounted investees	3	(9)
Deferred tax expense (benefit)	(137)	(98)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(158)	(111)
(Increase) decrease in inventories	(325)	(273)
Increase (decrease) in accounts payable and other liabilities	(92)	270
Decrease (increase) in other non-current assets	—	(288)
Exchange differences	10	(3)
Other items	(4)	8
Net cash provided by (used for) operating activities	1,388	1,675
Cash flows from investing activities:
Purchase of identified intangible assets	(93)	(72)
Capital expenditures on property, plant and equipment	(452)	(548)
Purchase of equipment leased to others	—	(5)
Proceeds from disposals of property, plant and equipment	1	1
Purchase of interests in businesses, net of cash acquired	—	(5)
Purchase of investments	(62)	(2)
Proceeds from sale of investments	—	12
Proceeds from return of equity investment	—	2
Net cash provided by (used for) investing activities	(606)	(617)
Cash flows from financing activities:
Repurchase of long-term debt	—	(917)
Proceeds from the issuance of long-term debt	—	1,496
Cash paid for debt issuance costs	—	(13)
Dividends paid to common stockholders	(483)	(371)
Proceeds from issuance of common stock through stock plans	34	28
Purchase of treasury shares and restricted stock unit withholdings	(313)	(554)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(763)	(332)
Effect of changes in exchange rates on cash positions	(1)	(11)
Increase (decrease) in cash and cash equivalents	18	715
Cash and cash equivalents at beginning of period	3,845	2,830
Cash and cash equivalents at end of period	3,863	3,545

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	140	178
Income taxes, net of refunds	533	272
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	1	1
Non-cash investing activities:
Non-cash capital expenditures	165	243

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740
Net income (loss)						615	615	8	623
Other comprehensive income (loss)					22		22		22
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	309			61		(28)	33		33
Treasury shares repurchased and retired	(37)			(7)			(7)		(7)
Dividends common stock ($1.014 per share)						(264)	(264)		(264)
Balance as of April 2, 2023	259,735	56	14,192	(2,745)	98	(3,652)	7,949	299	8,248
Net income (loss)						698	698	6	704
Other comprehensive income (loss)					(11)		(11)		(11)
Share-based compensation plans			99				99		99
Shares issued pursuant to stock awards	71			13		(12)	1		1
Treasury shares repurchased and retired	(1,681)			(302)			(302)		(302)
Dividends common stock ($1.014 per share)						(262)	(262)		(262)
Balance as of July 2, 2023	258,125	56	14,291	(3,034)	87	(3,228)	8,172	305	8,477

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
Net income (loss)						657	657	9	666
Other comprehensive income (loss)					(22)		(22)		(22)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	256			51		(23)	28		28
Treasury shares repurchased and retired	(2,653)			(552)			(552)		(552)
Dividends common stock ($0.8450 per share)						(222)	(222)		(222)
Balance as of April 3, 2022	262,553	56	13,819	(2,433)	26	(4,959)	6,509	251	6,760
Net income (loss)						670	670	13	683
Other comprehensive income (loss)					(78)		(78)		(78)
Share-based compensation plans			85				85		85
Shares issued pursuant to stock awards	57			11		(11)	—		—
Treasury shares repurchased and retired	(15)			(2)			(2)		(2)
Dividends common stock ($0.8450 per share)						(222)	(222)		(222)
Balance as of July 3, 2022	262,595	56	13,904	(2,424)	(52)	(4,522)	6,962	264	7,226

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

Accounting standards recently adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04, which require that a buyer in a supplier finance program to disclose sufficient information about the program, is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2022-04 became effective for us on January 1, 2023. We have assessed our current positions and the interrelation to the amendments and the adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2023
There were no material acquisitions or divestments during the first six months of 2023.

2022
On July 19, 2022, we acquired PL Sense for a total consideration of $22.1 million, net of closing adjustments. There were no material divestments during 2022.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Distributors	1,679	1,829	3,170	3,509
Original Equipment Manufacturers and Electronic Manufacturing Services	1,596	1,441	3,190	2,853
Other	24	42	60	86
Total	3,299	3,312	6,420	6,448

Depreciation, amortization and impairment

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Depreciation of property, plant and equipment	162	149	322	291
Amortization of internal use software	5	4	9	6
Amortization of other identified intangible assets	114	164	233	330
Total - Depreciation, amortization and impairment	281	317	564	627

Financial income and expense

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Interest income	43	6	85	8
Interest expense	(109)	(106)	(220)	(210)
Total other financial income/ (expense)	(8)	(28)	(21)	(31)
Total	(74)	(128)	(156)	(233)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	704	683	1,327	1,349
Less: net income (loss) attributable to non-controlling interests	6	13	14	22
Net income (loss) attributable to stockholders	698	670	1,313	1,327

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	259,160	262,579	259,369	262,837
Plus incremental shares from assumed conversion of:
Options 1)	189	295	197	309
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,954	1,818	1,712	1,763
Dilutive potential common shares	2,143	2,113	1,909	2,072

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	261,303	264,692	261,278	264,909

EPS attributable to stockholders in $:
Basic net income (loss)	2.69	2.55	5.06	5.05
Diluted net income (loss)	2.67	2.53	5.03	5.01
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q2 2023 and YTD 2023 (Q2 2022 and YTD 2022: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q2 2023 and YTD 2023 (Q2 2022 and YTD 2022: 0.3 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At July 2, 2023 and December 31, 2022, our cash balance was $3,863 million and $3,845 million, respectively, of which $223 million and $227 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first six months of 2023 and 2022, no dividends were declared by SSMC.

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $11 million as of July 2, 2023 (December 31, 2022: $8 million).

Inventories are summarized as follows:

	July 2, 2023	December 31, 2022
Raw materials	122	151
Work in process	1,664	1,308
Finished goods	321	323
	2,107	1,782
The amounts recorded above are net of allowance for obsolescence of $151 million as of July 2, 2023 (December 31, 2022: $125 million).

Equity Investments

At July 2, 2023 and December 31, 2022, the total carrying value of investments in equity securities is summarized as follows:

	July 2, 2023	December 31, 2022
Marketable equity securities	16	9
Non-marketable equity securities	30	18
Equity-accounted investments	103	71
	149	98

The total carrying value of investments in equity-accounted investees is summarized as follows:

	July 2, 2023		December 31, 2022
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.	8.41%	40	8.41%	38
SigmaSense, LLC	10.64%	35	—	—
Others	—	28	—	33
		103		71

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Company's share in income (loss)	(1)	(3)	(3)	8
Other results	—	—	—	1
	(1)	(3)	(3)	9

Other current liabilities

Other current liabilities at July 2, 2023 and December 31, 2022 consisted of the following:

	July 2, 2023	December 31, 2022
Accrued compensation and benefits	440	467
Customer programs	602	432
Income taxes payable	160	296
Dividend payable	263	219
Other	631	652
	2,096	2,066

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

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2022	135	(1)	(58)	76
Other comprehensive income (loss) before reclassifications	21	(18)	—	3
Amounts reclassified out of accumulated other comprehensive income (loss)	—	5	—	5
Tax effects	—	3	—	3
Other comprehensive income (loss)	21	(10)	—	11
As of July 2, 2023	156	(11)	(58)	87

Cash dividends

The following dividends were declared during the first quarters of 2023 and 2022 under NXP’s quarterly dividend program:

	Fiscal year 2023		Fiscal year 2022
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	263	0.845	222
Second quarter	1.014	263	0.845	222
The dividend declared in the second quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of July 2, 2023 and was subsequently paid on July 6, 2023.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2023:

	As of January 1, 2023	Additions	Utilized	Released	Other changes	As of July 2, 2023
Restructuring liabilities	20	21	(5)	(3)	(2)	31

The total restructuring liability as of July 2, 2023 of $31 million is classified in the consolidated balance sheet under current liabilities ($23 million) and non-current liabilities ($8 million).

The restructuring charges for the six month period ending July 2, 2023 consist of $21 million for personnel related costs for a new restructuring program, offset by a $3 million release for an earlier program. There were no significant restructuring costs incurred for the six month period ended July 3, 2022 and the utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenue	—	(3)	(2)	(3)
Research and development	—	(1)	14	(2)
Selling, general and administrative	—	—	6	—
Net restructuring charges	—	(4)	18	(5)

6 Income Tax

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Benefit (provision) for income taxes	(158)	(129)	(276)	(243)
Effective tax rate	18.3%	15.8%	17.2%	15.4%
Statutory income tax rate in the Netherlands	25.8%	25.8%	25.8%	25.8%

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

The effective tax rate of 18.3% for the second quarter of 2023 was higher than the EAETR due to the income tax expense for discrete items of $12 million. The discrete items are primarily related to changes in estimates for previous years and the impact of foreign currency on income tax related items.

For the first six months of 2023 the effective tax rate of 17.2% was higher than 17.0% due to the net result of unfavorable discrete items of $3 million.

The effective tax rate of 15.4% for the first six months of 2022 was lower compared to the current period of 17.2% due to higher foreign tax incentives as a result of an increase in qualifying investments and also due to a different mix of the benefit (provision) for income taxes in the locations that we operate in.

7 Identified Intangible Assets

Identified intangible assets as of July 2, 2023 and December 31, 2022, respectively, were composed of the following:

	July 2, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	70	—	70	—
Customer-related	788	(329)	788	(307)
Technology-based	2,004	(1,423)	2,336	(1,576)
Identified intangible assets	2,862	(1,752)	3,194	(1,883)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2023 (remaining)	211
2024	288
2025	167
2026	87
2027	61
Thereafter	296
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of July 2, 2023 (December 31, 2022: 4 years).

8 Debt

The following table summarizes the outstanding debt as of July 2, 2023 and December 31, 2022:

		July 2, 2023		December 31, 2022
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.00% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		11,250		11,250
Unamortized discounts, premiums and debt issuance costs		(80)		(85)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,170		11,165
Current portion of long-term debt		(999)		—
Long-term debt		10,171		11,165

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the six months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue and other income	1	2	2	5
Purchase of goods and services	1	1	1	2

The following table presents the amounts related to receivable and payable balances with these related parties:

	July 2, 2023	December 31, 2022
Receivables	3	1
Payables	7	3

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	July 2, 2023	December 31, 2022
Assets:
Money market funds	1	2,928	2,817
Marketable equity securities	1	16	9
Derivative instruments-assets	2	3	8

Liabilities:
Derivative instruments-liabilities	2	(15)	(6)

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

As of July 2, 2023, the estimated fair value of current and non-current debt was $9.9 billion ($9.8 billion as of December 31, 2022). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of July 2, 2023, the Company had purchase commitments of $3.8 billion, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

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

Based on the most current information available to it and based on its best estimate, the Company also reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Based on the procedures described above, the Company has an aggregate amount of $102 million accrued for potential and current legal proceedings pending as of July 2, 2023, compared to $58 million accrued at December 31, 2022 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of July 2, 2023, the Company’s related balance of insurance reimbursements was $67 million (December 31, 2022: $43 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at July 2, 2023, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $108 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $70 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

In addition, the Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in [22] individuals. The Motorola suits allege exposures between 1980 and 2005. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

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

Overview

Q2 2023 compared to Q1 2023
Revenue for the three months ended July 2, 2023 was $3,299 million compared to $3,121 million for the three months ended April 2, 2023, an increase of $178 million or 5.7% quarter-on-quarter. NXP experienced growth in all of our end markets; Industrial IoT increased by $74 million or 14.7%, Communications Infrastructure & Other increased by $42 million or 7.9%, Automotive revenues increased $38 million or 2.1% and Mobile increased by $24 million or 9.2%. The quarter-on-quarter change was primarily driven by higher volumes.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,679 million, an increase of 12.6% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,596 million, and remained flat versus the previous period.

From a geographic perspective, revenue increased across the China, EMEA, and Americas regions, while revenues declined in the Asia Pacific region.

Our gross profit percentage for the three months ended July 2, 2023 of 57.0% was relatively consistent compared with 56.7% for the three months ended April 2, 2023.

Operating income for the three months ended July 2, 2023 was $937 million compared to $825 million for the three months ended April 2, 2023, an increase of $112 million or 13.6%. Higher revenue drove the sequential increase.

We continue to generate strong operating cash flows with our operating activities providing $756 million in cash flow in the second quarter of 2023, while we returned $566 million to our shareholders during the same period. Our cash position at the end of the second quarter of 2023 was $3,863 million.

Results of operations

The following table presents operating income for each of the three and six month periods ended July 2, 2023 and July 3, 2022, respectively:

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	Increase/decrease		YTD 2023	YTD 2022	Increase/decrease

Revenue	3,299	3,312	(13)		6,420	6,448	(28)
% nominal growth	(0.4)	27.6	(28.0)		(0.4)	24.9	(25.3)
Gross profit	1,881	1,882	(1)		3,651	3,659	(8)
Gross margin	57.0%	56.8%	0.2	ppt	56.9%	56.7%	0.2	ppt
Research and development	(589)	(542)	(47)		(1,166)	(1,060)	(106)
Selling, general and administrative	(274)	(265)	(9)		(554)	(516)	(38)
Amortization of acquisition-related intangible assets	(81)	(134)	53		(166)	(269)	103
Other income (expense)	—	2	(2)		(3)	2	(5)
Operating income (loss)	937	943	(6)		1,762	1,816	(54)
Financial income (expense)	(74)	(128)	54		(156)	(233)	77
Benefit (provision) for income taxes	(158)	(129)	(29)		(276)	(243)	(33)
Results relating to equity-accounted investees	(1)	(3)	2		(3)	9	(12)
Net income (loss)	704	683	21		1,327	1,349	(22)
Less: Net income (loss) attributable to non-controlling interests	6	13	(7)		14	22	(8)
Net income (loss) attributable to stockholders	698	670	28		1,313	1,327	(14)

Diluted earnings per share	2.67	2.53	0.14		5.03	5.01	0.02

Revenue

Q2 2023 compared to Q2 2022
Revenue for the three months ended July 2, 2023 was $3,299 million compared to $3,312 million for the three months ended July 3, 2022, a decrease of $13 million or 0.4%. NXP experienced higher demand in NXP’s Automotive and Communication Infrastructure & Other end markets and lower demand in the Industrial IoT and the Mobile end markets versus the year ago period. The year-on-year change was driven by a decline in shipment volumes, offset by higher average selling prices which were a function of increased input costs from suppliers.

YTD 2023 compared to YTD 2022
Revenue for the six months ended July 2, 2023 was $6,420 million compared to $6,448 million for the six months ended July 3, 2022, a decrease of $28 million or 0.4%. NXP experienced higher demand in NXP’s Automotive and Communication Infrastructure & Other end markets and lower demand in the Industrial IoT and the Mobile end markets versus the year ago period. The year-to-date change in revenues was driven by a decline in shipment volumes, offset by higher average selling prices which were a function of increased input costs from suppliers.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	% change	YTD 2023	YTD 2022	% change
Automotive	1,866	1,713	8.9%	3,694	3,270	13.0%
Industrial & IoT	578	713	(18.9)%	1,082	1,395	(22.4)%
Mobile	284	388	(26.8)%	544	789	(31.1)%
Communication Infrastructure & Other	571	498	14.7%	1,100	994	10.7%
Revenue	3,299	3,312	(0.4)%	6,420	6,448	(0.4)%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other
\

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	% change	YTD 2023	YTD 2022	% change
Distributors	1,679	1,829	(8.2)%	3,170	3,509	(9.7)%
OEM/EMS	1,596	1,441	10.8%	3,190	2,853	11.8%
Other	24	42	(42.9)%	60	86	(30.2)%
Revenue	3,299	3,312	(0.4)%	6,420	6,448	(0.4)%

■	Distributors	■	Other
■	OEM/EMS

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	% change	YTD 2023	YTD 2022	% change
China 1)	1,031	1,173	(12.1)%	1,978	2,242	(11.8)%
APAC, excluding China	958	1,036	(7.5)%	1,933	2,034	(5.0)%
EMEA (Europe, the Middle East and Africa)	797	668	19.3%	1,522	1,306	16.5%
Americas	513	435	17.9%	987	866	14.0%
Revenue	3,299	3,312	(0.4)%	6,420	6,448	(0.4)%
1) China includes Mainland China and Hong Kong

Q2 2023 compared to Q2 2022
When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,679 million, a decrease of 8.2%. Revenues through direct OEM and EMS customers was $1,596 million, an increase of 10.8% versus the year ago period.

From a geographic perspective, revenue declined in China and in Asia Pacific regions, while revenue increased in the EMEA and Americas regions.

Revenue in the Automotive end market was $1,866 million, an increase of $153 million or 8.9% versus the year ago period. The increase in the Automotive end market revenue can be attributed to growth in automotive processing, advanced analog, and automotive application processors.

Revenue in the Industrial & IoT end market was $578 million, a decrease of $135 million or 18.9% versus the year ago period. Within the Industrial & IoT end market the year-on-year decline was across most of the product portfolio.

Revenue in the Mobile end market was $284 million, a decrease of $104 million or 26.8% versus the year ago period. Declines within the Mobile end market was lower demand of our secure embedded transaction solutions, along with the company’s advanced analog high-speed interfaces and embedded power solutions.

Revenue in the Communication Infrastructure & Other end market was $571 million, an increase of $73 million or 14.7% versus the year ago period. The increase in revenue was due to growth in RFID tagging solutions, transit and access solutions, and network edge equipment. Offsetting these positive growth trends were declines in demand for the Company’s RF Power products, wireless access point solutions, and smart antennae products.

YTD 2023 compared to YTD 2022
When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $3,170 million, a decrease of 9.7%. Revenues through direct OEM and EMS customers was $3,190 million, an increase of 11.8% versus the year ago period.

From a geographic perspective, revenue declined in China and in Asia Pacific regions, while revenues increased in the EMEA and Americas regions.

Revenue in the Automotive end market was $3,694 million, an increase of $424 million or 13.0% versus the year ago period. The increase in the Automotive end market year-to-date revenues can be attributed to growth in automotive processing, advanced analog, automotive application processors, and radar in support of the secular shift of electrification, and advanced driver safety and assistance.

Revenue in the Industrial & IoT end market was $1,082 million, a decrease of $313 million or 22.4% versus the year ago period. Within the Industrial & IoT end market the year-to-date decline was driven by lower demand across the entire product portfolio.

Revenue in the Mobile end market was $544 million, a decrease of $245 million or 31.1% versus the year ago period. Declines within the Mobile end market reflect lower demand of our secure embedded transaction solutions, advanced analog high-speed interfaces and embedded power solutions.

Revenue in the Communication Infrastructure & Other end market was $1,100 million, an increase of $106 million or 10.7% versus the year ago period. The increase in revenue was growth in RFID tagging solutions, transit and access solutions, and network edge equipment. Offsetting these positive growth trends were declines in demand for the company’s RF Power products, wireless access point solutions and smart antennae products.

Gross profit
Q2 2023 compared to Q2 2022
Gross profit for the three months ended July 2, 2023 was $1,881 million, or 57.0% of revenue, compared to $1,882 million, or 56.8% of revenue for the three months ended July 3, 2022, with increases in pricing offsetting increases in our foundry, subcontractor and other supplier sourcing costs.

YTD 2023 compared to YTD 2022
Gross profit for the six months ended July 2, 2023 was $3,651 million, or 56.9% of revenue, compared to $3,659 million, or 56.7% of revenue for the six months ended July 3, 2022, with increases in pricing offsetting increases in our foundry, subcontractor and other supplier sourcing costs.

Operating expenses

Research and development

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	% change		YTD 2023	YTD 2022	% change
Research and development	589	542	8.7%		1,166	1,060	10.0%
As a percentage of revenue	17.9%	16.4%	1.5	ppt	18.2%	16.4%	1.8	ppt

Q2 2023 compared to Q2 2022
R&D costs for the three months ended July 2, 2023 increased by $47 million, or 8.7%, when compared to the three months ended July 3, 2022 mainly driven by:
+ higher personnel-related costs;
- lower variable compensation costs; and
- lower pre-production related expenses.

YTD 2023 compared to YTD 2022
R&D costs for the six months ended July 2, 2023 increased by $106 million, or 10.0%, when compared to the six months ended July 3, 2022 mainly driven by:
+ higher personnel-related costs;
+ higher restructuring costs;
- lower variable compensation costs; and
- lower pre-production related expenses.

Selling, general and administrative

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	% change		YTD 2023	YTD 2022	% change
Selling, general and administrative	274	265	3.4%		554	516	7.4%
As a percentage of revenue	8.3%	8.0%	0.3	ppt	8.6%	8.0%	0.6	ppt

Q2 2023 compared to Q2 2022
SG&A costs for the three months ended July 2, 2023 increased by $9 million, or 3.4%, when compared to the three months ended July 3, 2022 mainly due to:
+ higher personnel-related costs;
+ higher communication & IT cost; and
- lower legal expense.

YTD 2023 compared to YTD 2022
SG&A costs for the six months ended July 2, 2023 increased by $38 million, or 7.4%, when compared to the six months ended July 3, 2022 mainly due to:
+ higher personnel-related costs;
+ higher communication & IT cost;
+ higher legal expense;
+ higher restructuring costs; and
- lower variable compensation costs.

Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	% change		YTD 2023	YTD 2022	% change
Amortization of acquisition-related intangible assets	81	134	(39.6)%		166	269	(38.3)%
As a percentage of revenue	2.5%	4.0%	(1.5)	ppt	2.6%	4.2%	(1.6)	ppt

Q2 2023 compared to Q2 2022
Amortization of acquisition-related intangible assets for the three months ended July 2, 2023 decreased by $53 million, or 39.6%, when compared to the three months ended July 3, 2022 driven by:
- certain intangibles became fully amortized during 2022.

YTD 2023 compared to YTD 2022
Amortization of acquisition-related intangible assets for the six months ended July 2, 2023 decreased by $103 million, or 38.3%, when compared to the six months ended July 3, 2022 driven by:
- certain intangibles became fully amortized during 2022.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Interest income	43	6	85	8
Interest expense	(109)	(106)	(220)	(210)
Total other financial income/ (expense)	(8)	(28)	(21)	(31)
Total	(74)	(128)	(156)	(233)

Interest income

Q2 2023 compared to Q2 2022
Interest income increased due to higher interest rates and to a lesser extent by a higher level of cash.

YTD 2023 compared to YTD 2022
Interest income increased due to higher interest rates and to a lesser extent by a higher level of cash.

Interest expense

Q2 2023 compared to Q2 2022
Interest expense increased due to the issuance of $1.5 billion of senior unsecured notes partially offset by the redemption of $900 million of senior unsecured notes in the second quarter of 2022.

YTD 2023 compared to YTD 2022
Interest expense increased due to the issuance of $1.5 billion of senior unsecured notes partially offset by the redemption of $900 million of senior unsecured notes in the second quarter of 2022.

Other, net

Q2 2023 compared to Q2 2022
Other, net, mainly decreased due to debt extinguishment cost of $18 million in the second quarter of 2022. Also included are higher foreign currency results (a loss of $5 million in the second quarter of 2023 versus a profit of $3 million in the second quarter of 2022) and fair value adjustments in equity securities (a profit of $6 million in the second quarter of 2023 versus a loss of $7 million in the second quarter of 2022).

YTD 2023 compared to YTD 2022
Other, net,decreased due to debt extinguishment cost of $18 million in the second quarter of 2022. Also included are higher foreign currency results (a loss of $10 million in the first six months of 2023 versus a profit of $3 million in the first six months of 2022) and fair value adjustments in equity securities (a profit of $5 million in the first six months of 2023 versus a loss of $4 million in the first six months of 2022).

Benefit (provision) for income taxes

	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Benefit (provision) for income taxes	(158)	(129)	(276)	(243)
Effective tax rate	18.3%	15.8%	17.2%	15.4%
Statutory income tax rate in the Netherlands	25.8%	25.8%	25.8%	25.8%
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

Q2 2023 compared to Q2 2022
The effective tax rate of 18.3% for the second quarter of 2023 was higher than the EAETR due to the income tax expense for discrete items of $12 million. The discrete items are primarily related to changes in estimates for previous years and the impact of foreign currency on income tax related items.

YTD 2023 compared to YTD 2022
For the first six months of 2023 the effective tax rate of 17.2% was higher than 17.0% due to the net result of unfavorable discrete items of $3 million.

The effective tax rate of 15.4% for the first six months of 2022 was lower compared to the current period of 17.2% due to higher foreign tax incentives as a result of an increase in qualifying investments and also due to a different mix of the benefit (provision) for income taxes in the locations that we operate in.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the second quarter of 2023, our cash balance was $3,863 million, an increase of $18 million compared to December 31, 2022. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $6,363 million of liquidity as of July 2, 2023. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Cash from operations	1,388	1,675
Capital expenditures	452	548
Cash to shareholders	796	925

Cash and cash equivalents
At July 2, 2023, our cash balance was $3,863 million of which $223 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $452 million in the first six months of 2023, compared to $548 million in the first six months of 2022.

Capital return
Under our Quarterly Dividend Program, interim dividends of $0.845 per ordinary share were paid on January 6, 2023 ($219 million) and dividends of $1.014 per ordinary share were paid on April 5, 2023 ($264 million).

Outstanding indebtedness
Our total debt amounted to $11,170 million as of Q2 2023, an increase of $5 million compared to December 31, 2022 ($11,165 million), with net debt amounting to $7,307 million.

Cash flows

Our cash and cash equivalents during the first six months of 2023 increased by $19 million (excluding the effect of changes in exchange rates on our cash position of $(1) million) as follows:

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Net cash provided by (used for) operating activities	1,388	1,675
Net cash (used for) provided by investing activities	(606)	(617)
Net cash provided by (used for) financing activities	(763)	(332)
Increase (decrease) in cash and cash equivalents	19	726

Cash Flow from Operating Activities
For the first six months of 2023 our operating activities provided $1,388 million in cash. This was primarily the result of net income of $1,327 million, adjustments to reconcile the net income of $630 million and changes in operating assets and liabilities of $(575) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $564 million, share-based compensation of $201 million and changes in deferred taxes of $(137) million. Changes in operating assets and liabilities were primarily driven by a $325 million increase in inventories due to improved supply capabilities, $158 million increase in receivables and other current assets due to customer mix, and $92 million decrease in accounts payable and other liabilities as a result of timing related to payments.

For the first six months of 2022 our operating activities provided $1,675 million in cash. This was primarily the result of net income of $1,349 million, adjustments to reconcile the net income of $723 million and changes in operating assets and liabilities of $(402) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $627 million, share-based compensation of $178 million and changes in deferred taxes of $(98) million. Changes in operating assets and liabilities were primarily driven by a $273 million increase in inventories due to increased production levels in order to align inventory on hand with expected demand, $111 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, $288 million increase in other non-current assets from prepayments to secure long-term production supply with multiple vendors; partially offset by $270 million increase in accounts payable and other liabilities as a result of timing related to payments.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $606 million for the first six months of 2023 and principally consisted of the cash outflows for capital expenditures of $452 million, $93 million for the purchase of identified intangible assets, and $62 million for the purchase of investments.

Net cash used for investing activities amounted to $617 million for the first six months of 2022 and principally consisted of the cash outflows for capital expenditures of $548 million, $72 million for the purchase of identified intangible assets, and $5 million for the purchase of equipment leased to others.

Cash Flow from Financing Activities
Net cash used for financing activities was $763 million for the first six months of 2023 was primarily driven by the dividend payment to common stockholders of $483 million, and purchase of treasury shares and restricted stock unit holdings of $313 million; partially offset by the $34 million proceeds from the issuance of common stock through stock plans.

Net cash used for financing activities was $332 million for the first six months of 2022 was primarily driven by the repurchase of long-term debt of $917 million, purchase of treasury shares and restricted stock unit holdings of $554 million, dividend payment to common stockholders of $371 million; partially offset by the proceeds from the issuance of long-term debt of $1,496 million.

Additional Capital Requirements

Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At July 2, 2023, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Summarized Statements of Income

For the six months ended
($ in millions)	July 2, 2023

Revenue	3,965
Gross Profit	1,950
Operating income	712
Net income	304

Summarized Balance Sheets

	As of
($ in millions)	July 2, 2023	December 31, 2022

Current assets	3,795	3,740
Non-current assets	11,638	11,572
Total assets	15,433	15,312

Current liabilities	1,902	1,067
Non-current liabilities	10,549	11,528
Total liabilities	12,451	12,595

Obligor's Group equity	2,982	2,717
Total liabilities and Obligor's Group equity	15,433	15,312

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the six months ended July 2, 2023: $429 million). The Obligor Group has amounts due from equity financing (July 2, 2023: $7,283 million; December 31, 2022: $5,210 million) and due to debt financing (July 2, 2023: $3,177 million; December 31, 2022: $2,629 million) with non-guarantor subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on July 2, 2023. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of July 2, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended July 2, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following share repurchase activity occurred under these programs during the three months ended July 2, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
April 3, 2023 – May 7, 2023	52,743	$166.82	43,900	14,562,047	8,843
May 8, 2023 – June 4, 2023	893,243	$171.81	887,517	12,537,325	5,726
June 5, 2023 – July 2, 2023	734,485	$191.01	734,291	10,438,337	194
Total	1,680,471		1,665,708		14,763
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

On May 11, 2023, Jennifer Wuamett, Executive Vice President, General Counsel, Corporate Secretary and Chief Sustainability Officer of the Company, entered into a Rule 10b5-1 Trading Plan (the “Plan”), pursuant to which a maximum amount of 15,514 common shares of the Company may be sold under the Plan from September 15, 2023 through May 13, 2024. The Plan terminates on the earlier of: (i) May 13, 2024, (ii) the first date on which all trades set forth in the Plan have been executed, or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2023 and July 3, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2023 and July 3, 2022; (iii) Condensed Consolidated Balance Sheets as of July 2, 2023 and December 31, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2023 and July 3, 2022; (v) Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 2, 2023 and July 3, 2022; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2023

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

Date: July 25, 2023

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

Date: July 25, 2023

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended July 2, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 25, 2023

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended July 2, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 25, 2023

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer