Form 10-Q
period 2023-10-01
NXP Semiconductors N.V.
filed 2023-11-07
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
or
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
Yes  ☐    No  ☒

As of November 3, 2023, there were 257,763,301 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended October 1, 2023

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue	3,434	3,445	9,854	9,893
Cost of revenue	(1,469)	(1,478)	(4,238)	(4,267)
Gross profit	1,965	1,967	5,616	5,626
Research and development	(601)	(548)	(1,767)	(1,608)
Selling, general and administrative	(294)	(289)	(848)	(805)
Amortization of acquisition-related intangible assets	(71)	(131)	(237)	(400)
Total operating expenses	(966)	(968)	(2,852)	(2,813)
Other income (expense)	(7)	2	(10)	4
Operating income (loss)	992	1,001	2,754	2,817
Financial income (expense):
Extinguishment of debt	—	—	—	(18)
Other financial income (expense)	(75)	(98)	(231)	(313)
Income (loss) before income taxes	917	903	2,523	2,486
Benefit (provision) for income taxes	(123)	(149)	(399)	(392)
Results relating to equity-accounted investees	(2)	(4)	(5)	5
Net income (loss)	792	750	2,119	2,099
Less: Net income (loss) attributable to non-controlling interests	5	12	19	34
Net income (loss) attributable to stockholders	787	738	2,100	2,065

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	3.06	2.81	8.12	7.86
Diluted	3.01	2.79	8.03	7.80

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	257,488	262,180	258,744	262,620
Diluted	261,095	264,705	261,666	264,838

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	792	750	2,119	2,099
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(2)	(13)	(12)	(25)
Change in foreign currency translation adjustment	(45)	(78)	(24)	(165)
Change in net actuarial gain (loss)	—	1	—	—
Total other comprehensive income (loss)	(47)	(90)	(36)	(190)
Total comprehensive income (loss)	745	660	2,083	1,909
Less: Comprehensive income (loss) attributable to non-controlling interests	5	12	19	34
Total comprehensive income (loss) attributable to stockholders	740	648	2,064	1,875

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	October 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	4,042	3,845
Accounts receivable, net	939	960
Inventories, net	2,140	1,782
Other current assets	495	348
Total current assets	7,616	6,935
Non-current assets:
Other non-current assets	2,236	1,942
Property, plant and equipment, net of accumulated depreciation of $5,525 and $5,214	3,197	3,105
Identified intangible assets, net of accumulated amortization of $1,565 and $1,883	1,010	1,311
Goodwill	9,937	9,943
Total non-current assets	16,380	16,301
Total assets	23,996	23,236

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	959	1,185
Restructuring liabilities-current	16	19
Other current liabilities	1,990	2,066
Short-term debt	999	—
Total current liabilities	3,964	3,270
Non-current liabilities:
Long-term debt	10,173	11,165
Restructuring liabilities	3	1
Deferred tax liabilities	44	45
Other non-current liabilities	1,014	1,015
Total non-current liabilities	11,234	12,226
Total liabilities	15,198	15,496
Equity:
Non-controlling interests	310	291

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	14,398	14,091
Treasury shares, at cost:
17,569,471 shares (2022: 15,056,232 shares)	(3,281)	(2,799)
Accumulated other comprehensive income (loss)	40	76
Accumulated deficit	(2,725)	(3,975)
Total stockholders’ equity	8,488	7,449
Total equity	8,798	7,740
Total liabilities and equity	23,996	23,236

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net income (loss)	2,119	2,099
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	837	948
Share-based compensation	304	267
Amortization of discount (premium) on debt, net	2	2
Amortization of debt issuance costs	6	5
Net (gain) loss on sale of assets	(1)	(2)
(Gain) loss on equity security, net	(1)	6
(Gain) loss on extinguishment of debt	—	18
Results relating to equity-accounted investees	5	(5)
Deferred tax expense (benefit)	(170)	(196)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(118)	(165)
(Increase) decrease in inventories	(359)	(392)
Increase (decrease) in accounts payable and other liabilities	(220)	545
Decrease (increase) in other non-current assets	(49)	(325)
Exchange differences	15	(2)
Other items	6	16
Net cash provided by (used for) operating activities	2,376	2,819
Cash flows from investing activities:
Purchase of identified intangible assets	(135)	(122)
Capital expenditures on property, plant and equipment	(652)	(830)
Purchase of equipment leased to others	—	(5)
Proceeds from disposals of property, plant and equipment	1	2
Purchase of interests in businesses, net of cash acquired	—	(27)
Purchase of investments	(93)	(9)
Proceeds from sale of investments	—	12
Proceeds from return of equity investment	—	2
Net cash provided by (used for) investing activities	(879)	(977)
Cash flows from financing activities:
Repurchase of long-term debt	—	(917)
Proceeds from the issuance of long-term debt	—	1,496
Cash paid for debt issuance costs	—	(13)
Dividends paid to common stockholders	(745)	(594)
Proceeds from issuance of common stock through stock plans	70	58
Purchase of treasury shares and restricted stock unit withholdings	(619)	(920)
Other, net	(2)	(1)
Net cash provided by (used for) financing activities	(1,296)	(891)
Effect of changes in exchange rates on cash positions	(4)	(22)
Increase (decrease) in cash and cash equivalents	197	929
Cash and cash equivalents at beginning of period	3,845	2,830
Cash and cash equivalents at end of period	4,042	3,759

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	178	217
Income taxes, net of refunds	698	432
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	1	2
Non-cash investing activities:
Non-cash capital expenditures	167	176

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740
Net income (loss)						615	615	8	623
Other comprehensive income (loss)					22		22		22
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	309			61		(28)	33		33
Treasury shares repurchased and retired	(37)			(7)			(7)		(7)
Dividends common stock ($1.014 per share)						(264)	(264)		(264)
Balance as of April 2, 2023	259,735	56	14,192	(2,745)	98	(3,652)	7,949	299	8,248
Net income (loss)						698	698	6	704
Other comprehensive income (loss)					(11)		(11)		(11)
Share-based compensation plans			99				99		99
Shares issued pursuant to stock awards	71			13		(12)	1		1
Treasury shares repurchased and retired	(1,681)			(302)			(302)		(302)
Dividends common stock ($1.014 per share)						(262)	(262)		(262)
Balance as of July 2, 2023	258,125	56	14,291	(3,034)	87	(3,228)	8,172	305	8,477
Net income (loss)						787	787	5	792
Other comprehensive income					(47)		(47)		(47)
Share-based compensation plans			107				107		107
Shares issued pursuant to stock awards	299			59		(23)	36		36
Treasury shares and restricted stock unit withholdings	(1,474)			(306)			(306)		(306)
Dividends common stock ($1.014 per share)						(261)	(261)		(261)
Balance as of October 1, 2023	256,950	56	14,398	(3,281)	40	(2,725)	8,488	310	8,798

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stock- holders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770
Net income (loss)						657	657	9	666
Other comprehensive income (loss)					(22)		(22)		(22)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	256			51		(23)	28		28
Treasury shares repurchased and retired	(2,653)			(552)			(552)		(552)
Dividends common stock ($0.845 per share)						(222)	(222)		(222)
Balance as of April 3, 2022	262,553	56	13,819	(2,433)	26	(4,959)	6,509	251	6,760
Net income (loss)						670	670	13	683
Other comprehensive income (loss)					(78)		(78)		(78)
Share-based compensation plans			85				85		85
Shares issued pursuant to stock awards	57			11		(11)	—		—
Treasury shares repurchased and retired	(15)			(2)			(2)		(2)
Dividends common stock ($0.845 per share)						(222)	(222)		(222)
Balance as of July 3, 2022	262,595	56	13,904	(2,424)	(52)	(4,522)	6,962	264	7,226
Net income (loss)						738	738	12	750
Other comprehensive income					(90)		(90)		(90)
Share-based compensation plans			92				92		92
Shares issued pursuant to stock awards	295			60		(30)	30		30
Treasury shares and restricted stock unit withholdings	(2,501)			(401)			(401)		(401)
Dividends common stock ($$0.845 per share)						(222)	(222)		(222)
Balance as of October 2, 2022	260,389	56	13,996	(2,765)	(142)	(4,039)	7,106	279	7,385

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

3 Acquisitions and Divestments

2023
There were no material acquisitions or divestments during the first nine months of 2023.

2022
On July 19, 2022, we acquired PL Sense for a total consideration of $22.1 million, net of closing adjustments. There were no material divestments during 2022.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Distributors	1,947	1,876	5,117	5,385
Original Equipment Manufacturers and Electronic Manufacturing Services	1,463	1,525	4,653	4,378
Other	24	44	84	130
Total	3,434	3,445	9,854	9,893

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Depreciation of property, plant and equipment	163	156	485	447
Amortization of internal use software	5	3	14	9
Amortization of other identified intangible assets	105	162	338	492
Total - Depreciation, amortization and impairment	273	321	837	948

Financial income and expense

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Interest income	49	21	134	29
Interest expense	(109)	(109)	(329)	(319)
Total other financial income/ (expense)	(15)	(10)	(36)	(41)
Total	(75)	(98)	(231)	(331)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	792	750	2,119	2,099
Less: net income (loss) attributable to non-controlling interests	5	12	19	34
Net income (loss) attributable to stockholders	787	738	2,100	2,065

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	257,488	262,180	258,744	262,620
Plus incremental shares from assumed conversion of:
Options 1)	182	275	193	297
Restricted Share Units, Performance Share Units and Equity Rights 2)	3,425	2,250	2,729	1,921
Dilutive potential common shares	3,607	2,525	2,922	2,218

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	261,095	264,705	261,666	264,838

EPS attributable to stockholders in $:
Basic net income (loss)	3.06	2.81	8.12	7.86
Diluted net income (loss)	3.01	2.79	8.03	7.80
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q3 2023 and YTD 2023 (Q3 2022 and YTD 2022: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q3 2023 and YTD 2023 (Q3 2022 and YTD 2022: 0.3 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At October 1, 2023 and December 31, 2022, our cash balance was $4,042 million and $3,845 million, respectively, of which $225 million and $227 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first nine months of 2023 and 2022, no dividends were declared by SSMC.

Inventories

The portion of finished goods stored at customer locations under consignment amounted to $10 million as of October 1, 2023 (December 31, 2022: $8 million).

Inventories are summarized as follows:

	October 1, 2023	December 31, 2022
Raw materials	121	151
Work in process	1,664	1,308
Finished goods	355	323
	2,140	1,782
The amounts recorded above are net of allowance for obsolescence of $153 million as of October 1, 2023 (December 31, 2022: $125 million).

Equity Investments

At October 1, 2023 and December 31, 2022, the total carrying value of investments in equity securities is summarized as follows:

	October 1, 2023	December 31, 2022
Marketable equity securities	12	9
Non-marketable equity securities	55	18
Equity-accounted investments	102	71
	169	98

The total carrying value of investments in equity-accounted investees is summarized as follows:

	October 1, 2023		December 31, 2022
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.	8.41%	41	8.41%	38
SigmaSense, LLC	10.64%	34	—	—
Others	—	27	—	33
		102		71

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Company's share in income (loss)	(2)	(5)	(5)	3
Other results	—	1	—	2
	(2)	(4)	(5)	5

Other current liabilities

Other current liabilities at October 1, 2023 and December 31, 2022 consisted of the following:

	October 1, 2023	December 31, 2022
Accrued compensation and benefits	477	467
Customer programs	408	432
Income taxes payable	187	296
Dividend payable	261	219
Other	657	652
	1,990	2,066

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

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2022	135	(1)	(58)	76
Other comprehensive income (loss) before reclassifications	(24)	(26)	—	(50)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	10	—	10
Tax effects	—	4	—	4
Other comprehensive income (loss)	(24)	(12)	—	(36)
As of October 1, 2023	111	(13)	58	40

Cash dividends

The following dividends were declared during the first three quarters of 2023 and 2022 under NXP’s quarterly dividend program:

	Fiscal year 2023		Fiscal year 2022
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	263	0.845	222
Second quarter	1.014	263	0.845	222
Third quarter	1.014	261	0.845	221
The dividend declared in the third quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of October 1, 2023 and was subsequently paid on October 5, 2023.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2023:

	As of January 1, 2023	Additions	Utilized	Released	Other changes	As of October 1, 2023
Restructuring liabilities	20	21	(13)	(7)	(2)	19

The total restructuring liability as of October 1, 2023 of $19 million is classified in the consolidated balance sheet under current liabilities ($16 million) and non-current liabilities ($3 million).

The restructuring charges for the nine month period ending October 1, 2023 consist of $21 million for personnel related costs for a new restructuring program, offset by a $7 million release for an earlier program. There were no significant restructuring costs incurred for the nine month period ended October 2, 2022 and the utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenue	—	—	(2)	(3)
Research and development	(4)	—	10	(2)
Selling, general and administrative	—	—	6	—
Net restructuring charges	(4)	—	14	(5)

6 Income Tax

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Benefit (provision) for income taxes	(123)	(149)	(399)	(392)
Effective tax rate	13.4%	16.5%	15.8%	15.8%
Statutory income tax rate in the Netherlands	25.8%	25.8%	25.8%	25.8%

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

Our provision for income taxes for 2023 is based on our EAETR of 16.1%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

The effective tax rate of 13.4% for the third quarter of 2023 was lower than the EAETR due to the income tax benefit for discrete items of $12 million. The discrete items are primarily related to changes in estimates for previous years, and the impact of foreign currency on income tax related items. Compared to prior quarters, the EAETR was lower due to a recapture of $13 million tax benefit in the third quarter primarily as a result of new guidance released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.

For the first nine months of 2023 the effective tax rate of 15.8% was lower than 16.1% due to the net result of favorable discrete items of $8 million.

The effective tax rate of 15.8% for the first nine months of 2022 was equal to the current period of 15.8%.

7 Identified Intangible Assets

Identified intangible assets as of October 1, 2023 and December 31, 2022, respectively, were composed of the following:

	October 1, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	70	—	70	—
Customer-related	788	(341)	788	(307)
Technology-based	1,717	(1,224)	2,336	(1,576)
Identified intangible assets	2,575	(1,565)	3,194	(1,883)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2023 (remaining)	101
2024	291
2025	168
2026	88
2027	61
Thereafter	301
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of October 1, 2023 (December 31, 2022: 4 years).

8 Debt

The following table summarizes the outstanding debt as of October 1, 2023 and December 31, 2022:

		October 1, 2023		December 31, 2022
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.00% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		11,250		11,250
Unamortized discounts, premiums and debt issuance costs		(78)		(85)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,172		11,165
Current portion of long-term debt		(999)		—
Long-term debt		10,173		11,165

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue and other income	2	2	3	7
Purchase of goods and services	1	1	2	3

The following table presents the amounts related to receivable and payable balances with these related parties:

	October 1, 2023	December 31, 2022
Receivables	1	1
Payables	7	3

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	October 1, 2023	December 31, 2022
Assets:
Money market funds	1	3,056	2,817
Marketable equity securities	1	12	9
Derivative instruments-assets	2	1	8

Liabilities:
Derivative instruments-liabilities	2	(20)	(6)

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

As of October 1, 2023, the estimated fair value of current and non-current debt was $9.6 billion ($9.8 billion as of December 31, 2022). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of October 1, 2023, the Company had purchase commitments of $3.9 billion, which are due through 2044. Our long-term obligations increased substantially in 2021 as we locked in long-term supply with our key manufacturing partners.

Legal Proceedings
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

Impinj Patent Litigation
We are involved in a dispute with Impinj, Inc. (“Impinj”) regarding the infringement of IP rights. Impinj has initiated a number of lawsuits alleging infringement of their IP rights by certain of our products and we have initiated a lawsuit and countersuit alleging infringement of our IP rights by certain products of Impinj. Specifically, on June 6, 2019, Impinj filed a complaint against us in the U.S District Court for the Northern District of California (the “Court”) alleging that certain of our products (NXP’s UCODE8 and UCODE 9 integrated circuits) infringed 26 Impinj patents. The case was subsequently narrowed to two patents: U.S. patent nos. 9,633,302 (the “’302 patent”) and 8,115,597 (the “’597 patent”), seeking damages and injunctive relief. Before trial, the Court granted summary judgment of infringement on the ‘302 patent. At trial, on July 14, 2023, the jury returned a verdict finding that NXP infringed the asserted claims of the ‘597 patent. The jury awarded approximately $19 million in damages. The Court subsequently issued its judgment on October 3, 2023, reducing the award to approximately $13 million, ordering a new trial on the ‘302 patent, and denying Impinj’s request for an injunction based on infringement of the

‘597 patent. NXP intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit. On May 25, 2021, Impinj initiated a lawsuit in the United States District Court for the Western District of Texas (Waco) alleging that certain of our products infringe 9 Impinj patents. NXP countersued alleging that certain products of Impinj infringe 9 patents owned or licensed by NXP. This case commenced into trial beginning October 30, 2023. We dispute Impinj’s claims and intend to continue to pursue available defenses and appeals. We are unable to make a reasonable estimate of losses in excess of the currently accrued amounts given recent developments and future proceedings.

Motorola Personal Injury Lawsuits
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

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $114 million accrued for potential and current legal proceedings pending as of October 1, 2023, compared to $58 million accrued at December 31, 2022 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of October 1, 2023, the Company’s related balance of insurance reimbursements was $67 million (December 31, 2022: $43 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at October 1, 2023, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $100 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $70 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Overview

Q3 2023 compared to Q2 2023
Revenue for the three months ended October 1, 2023 was $3,434 million compared to $3,299 million for the three months ended July 2, 2023, an increase of $135 million or 4.1% quarter-on-quarter. NXP experienced growth in the Mobile end market of $93 million or 32.7%, Industrial IoT our end market of $29 million or 5.0%, and Automotive end market of $25 million or 1.3%. The positive trends were offset by declines in the Communications Infrastructure & Other end market of $12 million or 2.1%.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,947 million, an increase of $268 million or 16.0% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,463 million, a decline of $133 million or 8.3% versus the previous period.

From a geographic perspective, revenue increased across the China and EMEA regions, remaining flat in the Americas region, and declining in the Asia Pacific regions.

Our gross profit percentage for the three months ended October 1, 2023 of 57.2% was relatively consistent compared with 57.0% for the three months ended July 2, 2023.

Operating income for the three months ended October 1, 2023 was $992 million compared to $937 million for the three months ended July 2, 2023, an increase of $55 million or 5.9%. Higher revenue drove the sequential increase.

We continue to generate strong operating cash flows with our operating activities providing $988 million in cash flow in the third quarter of 2023, while we returned $568 million to our shareholders during the same period. Our cash position at the end of the third quarter of 2023 was $4,042 million.

Results of operations

The following table presents operating income for each of the three and nine month periods ended October 1, 2023 and October 2, 2022, respectively:

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	Increase/decrease		YTD 2023	YTD 2022	Increase/decrease

Revenue	3,434	3,445	(11)		9,854	9,893	(39)
% nominal growth	(0.3)	20.4	(20.7)		(0.4)	23.3	(23.7)
Gross profit	1,965	1,967	(2)		5,616	5,626	(10)
Gross margin	57.2%	57.1%	0.1	ppt	57.0%	56.9%	0.1	ppt
Research and development	(601)	(548)	(53)		(1,767)	(1,608)	(159)
Selling, general and administrative	(294)	(289)	(5)		(848)	(805)	(43)
Amortization of acquisition-related intangible assets	(71)	(131)	60		(237)	(400)	163
Other income (expense)	(7)	2	(9)		(10)	4	(14)
Operating income (loss)	992	1,001	(9)		2,754	2,817	(63)
Financial income (expense)	(75)	(98)	23		(231)	(331)	100
Benefit (provision) for income taxes	(123)	(149)	26		(399)	(392)	(7)
Results relating to equity-accounted investees	(2)	(4)	2		(5)	5	(10)
Net income (loss)	792	750	42		2,119	2,099	20
Less: Net income (loss) attributable to non-controlling interests	5	12	(7)		19	34	(15)
Net income (loss) attributable to stockholders	787	738	49		2,100	2,065	35

Diluted earnings per share	3.01	2.79	0.22		8.03	7.80	0.23

Revenue

Q3 2023 compared to Q3 2022
Revenue for the three months ended October 1, 2023 was $3,434 million compared to $3,445 million for the three months ended October 2, 2022, a decrease of $11 million or 0.3%. NXP experienced growth in its Automotive and Communication Infrastructure & Other end markets, which were offset by declines in the Industrial IoT and the Mobile end markets versus the year ago period.

YTD 2023 compared to YTD 2022
Revenue for the nine months ended October 1, 2023 was $9,854 million compared to $9,893 million for the nine months ended October 2, 2022, a decrease of $39 million or 0.4%. NXP experienced growth in its Automotive and Communication Infrastructure & Other end markets which were offset by declines in the Industrial IoT and the Mobile end markets versus the year ago period.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	% change	YTD 2023	YTD 2022	% change
Automotive	1,891	1,804	4.8%	5,585	5,074	10.1%
Industrial & IoT	607	713	(14.9)%	1,689	2,108	(19.9)%
Mobile	377	410	(8.0)%	921	1,199	(23.2)%
Communication Infrastructure & Other	559	518	7.9%	1,659	1,512	9.7%
Revenue	3,434	3,445	(0.3)%	9,854	9,893	(0.4)%

■	Automotive	■	Mobile
■	Industrial IoT	■	Comm Infra & Other
\

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	% change	YTD 2023	YTD 2022	% change
Distributors	1,947	1,876	3.8%	5,117	5,385	(5.0)%
OEM/EMS	1,463	1,525	(4.1)%	4,653	4,378	6.3%
Other	24	44	(45.5)%	84	130	(35.4)%
Revenue	3,434	3,445	(0.3)%	9,854	9,893	(0.4)%

■	Distributors	■	Other
■	OEM/EMS

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	% change	YTD 2023	YTD 2022	% change
China 1)	1,150	1,260	(8.7)%	3,128	3,502	(10.7)%
APAC, excluding China	906	1,046	(13.4)%	2,839	3,080	(7.8)%
EMEA (Europe, the Middle East and Africa)	866	672	28.9%	2,388	1,978	20.7%
Americas	512	467	9.6%	1,499	1,333	12.5%
Revenue	3,434	3,445	(0.3)%	9,854	9,893	(0.4)%
1) China includes Mainland China and Hong Kong

Q3 2023 compared to Q3 2022
When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,947 million, an increase of 3.8% versus the year ago period. Revenues through direct OEM and EMS customers was $1,463 million, a decrease of 4.1% versus the year ago period.

From a geographic perspective, revenue declined year-on-year in the China and in Asia Pacific regions, while revenue increased in the EMEA and Americas regions.

Revenue in the Automotive end market was $1,891 million, an increase of $87 million or 4.8% versus the year ago period. The increase in the Automotive end market revenue can be attributed to growth in advanced analog and processors. Offsetting these positive growth trends were declines in our ADAS – Safety products.

Revenue in the Industrial & IoT end market was $607 million, a decrease of $106 million or 14.9% versus the year ago period. Within the Industrial & IoT end market the year-on-year decline was across the entire product portfolio, including processors, advanced analog, connectivity, and security.

Revenue in the Mobile end market was $377 million, a decrease of $33 million or 8.0% versus the year ago period. The decrease in the Mobile end market revenue was from declines in our advanced analog and mobile wallet, offset by growth in connectivity.

Revenue in the Communication Infrastructure & Other end market was $559 million, an increase of $41 million or 7.9% versus the year ago period. The increase in revenue was due to growth in secure cards. Offsetting these positive growth trends were declines in our RF power products and processors.

YTD 2023 compared to YTD 2022
When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $5,117 million, a decrease of 5.0% versus the year ago period. Revenues through direct OEM and EMS customers was $4,653 million, an increase of 6.3% versus the year ago period.

From a geographic perspective, revenue declined in China and in Asia Pacific regions, while revenues increased in the EMEA and Americas regions.

Revenue in the Automotive end market was $5,585 million, an increase of $511 million or 10.1% versus the year ago period. The increase in the Automotive end market year-to-date revenues can be attributed to growth in processors, advanced analog, and connectivity. Offsetting these positive growth trends were declines in our ADAS – Safety products.

Revenue in the Industrial & IoT end market was $1,689 million, a decrease of $419 million or 19.9% versus the year ago period. Within the Industrial & IoT end market the year-to-date decline was across the entire product portfolio, including processors, advanced analog, connectivity, and security.

Revenue in the Mobile end market was $921 million, a decrease of $278 million or 23.2% versus the year ago period. The decrease in the Mobile end market revenue was from declines in our advanced analog and mobile wallet, offset by growth in connectivity.

Revenue in the Communication Infrastructure & Other end market was $1,659 million, an increase of $147 million or 9.7% versus the year ago period. The increase in revenue was growth in secure cards and processors. Offsetting these positive growth trends were declines in our RF power products.

Gross profit
Q3 2023 compared to Q3 2022
Gross profit for the three months ended October 1, 2023 was $1,965 million, or 57.2% of revenue, compared to $1,967 million, or 57.1% of revenue for the three months ended October 2, 2022, resulting from inflationary effects of increased input costs from suppliers which were passed along to end customers.

YTD 2023 compared to YTD 2022
Gross profit for the nine months ended October 1, 2023 was $5,616 million, or 57.0% of revenue, compared to $5,626 million, or 56.9% of revenue for the nine months ended October 2, 2022, resulting from inflationary effects of increased input costs from suppliers which were passed along to end customers.

Operating expenses

Research and development

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	% change		YTD 2023	YTD 2022	% change
Research and development	601	548	9.7%		1,767	1,608	9.9%
As a percentage of revenue	17.5%	15.9%	1.6	ppt	17.9%	16.3%	1.6	ppt

Q3 2023 compared to Q3 2022
R&D costs for the three months ended October 1, 2023 increased by $53 million, or 9.7%, when compared to the three months ended October 2, 2022 mainly driven by:
+ higher personnel-related costs;
+ higher variable compensation costs; and
- lower pre-production related expenses.

YTD 2023 compared to YTD 2022
R&D costs for the nine months ended October 1, 2023 increased by $159 million, or 9.9%, when compared to the nine months ended October 2, 2022 mainly driven by:
+ higher personnel-related costs;
+ higher restructuring costs;
+ higher IP and other licenses related costs; and
- lower pre-production related expenses.

Selling, general and administrative

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	% change		YTD 2023	YTD 2022	% change
Selling, general and administrative	294	289	1.7%		848	805	5.3%
As a percentage of revenue	8.6%	8.4%	0.2	ppt	8.6%	8.1%	0.5	ppt

Q3 2023 compared to Q3 2022
SG&A costs for the three months ended October 1, 2023 increased by $5 million, or 1.7%, when compared to the three months ended October 2, 2022 mainly due to:
+ higher legal expense.

YTD 2023 compared to YTD 2022
SG&A costs for the nine months ended October 1, 2023 increased by $43 million, or 5.3%, when compared to the nine months ended October 2, 2022 mainly due to:
+ higher personnel-related costs;
+ higher legal expense;
+ higher communication & IT cost;
+ higher travel expense; and
- lower variable compensation costs.

Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	% change		YTD 2023	YTD 2022	% change
Amortization of acquisition-related intangible assets	71	131	(45.8)%		237	400	(40.8)%
As a percentage of revenue	2.1%	3.8%	(1.7)	ppt	2.4%	4.0%	(1.6)	ppt

Q3 2023 compared to Q3 2022
Amortization of acquisition-related intangible assets for the three months ended October 1, 2023 decreased by $60 million, or 45.8%, when compared to the three months ended October 2, 2022 driven by:
- certain intangibles became fully amortized during 2022.

YTD 2023 compared to YTD 2022
Amortization of acquisition-related intangible assets for the nine months ended October 1, 2023 decreased by $163 million, or 40.8%, when compared to the nine months ended October 2, 2022 driven by:
- certain intangibles became fully amortized during 2022.

Financial income (expense)

The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Interest income	49	21	134	29
Interest expense	(109)	(109)	(329)	(319)
Total other financial income/ (expense)	(15)	(10)	(36)	(41)
Total	(75)	(98)	(231)	(331)

Interest income

Q3 2023 compared to Q3 2022
Interest income increased due to higher interest rates and to a lesser extent by a higher level of cash.

YTD 2023 compared to YTD 2022
Interest income increased due to higher interest rates and to a lesser extent by a higher level of cash.

Interest expense

Q3 2023 compared to Q3 2022
Interest expense remained flat.

YTD 2023 compared to YTD 2022
Interest expense increased due to the issuance of $1.5 billion of senior unsecured notes partially offset by the redemption of $900 million of senior unsecured notes in the second quarter of 2022.

Other, net

Q3 2023 compared to Q3 2022
Other, net, mainly increased due to foreign currency results (a loss of $5 million in the third quarter of 2023 versus a loss of $1 million in the third quarter of 2022).

YTD 2023 compared to YTD 2022
Other, net, decreased due to debt extinguishment cost of $18 million in the second quarter of 2022 and higher foreign currency results (a loss of $15 million in the first nine months of 2023 versus a profit of $2 million in the first nine months of 2022) Also included are fair value adjustments in equity securities (a profit of $1 million in the first nine months of 2023 versus a loss of $6 million in the first nine months of 2022).

Benefit (provision) for income taxes

	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Benefit (provision) for income taxes	(123)	(149)	(399)	(392)
Effective tax rate	13.4%	16.5%	15.8%	15.8%
Statutory income tax rate in the Netherlands	25.8%	25.8%	25.8%	25.8%
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

Our provision for income taxes for 2023 is based on our EAETR of 16.1%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

Q3 2023 compared to Q3 2022
The effective tax rate of 13.4% for the third quarter of 2023 was lower than the EAETR due to the income tax benefit for discrete items of $12 million. The discrete items are primarily related to changes in estimates for previous years, and the impact of foreign currency on income tax related items. Compared to prior quarters, the EAETR was lower due to a recapture of $13 million tax benefit in the third quarter primarily as a result of new guidance released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.

YTD 2023 compared to YTD 2022
For the first nine months of 2023 the effective tax rate of 15.8% was lower than 16.1% due to the net result of favorable discrete items of $8 million.

The effective tax rate of 15.8% for the first nine months of 2022 was equal to the current period of 15.8%.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2023, our cash balance was $4,042 million, an increase of $197 million compared to December 31, 2022. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $6,542 million of liquidity as of October 1, 2023. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Cash from operations	2,376	2,819
Capital expenditures	652	830
Cash to shareholders	1,364	1,514

Cash and cash equivalents
At October 1, 2023, our cash balance was $4,042 million of which $225 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $652 million in the first nine months of 2023, compared to $830 million in the first nine months of 2022.

Capital return
Under our Quarterly Dividend Program, interim dividends of $0.845 per ordinary share were paid on January 6, 2023 ($219 million), dividends of $1.014 per ordinary share were paid on April 5, 2023 ($264 million) and dividends of $1.014 per ordinary share were paid on July 6, 2023 ($262 million).

Outstanding indebtedness
Our total debt amounted to $11,172 million as of Q3 2023, an increase of $7 million compared to December 31, 2022 ($11,165 million), with net debt amounting to $7,130 million. Our current debt amounted to $999 million as of Q3 2023 and consists of our 4.875% Senior Unsecured Notes due March 2024, which we currently expect to retire when it comes due with cash on hand.

Cash flows

Our cash and cash equivalents during the first nine months of 2023 increased by $201 million (excluding the effect of changes in exchange rates on our cash position of $(4) million as follows:

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Net cash provided by (used for) operating activities	2,376	2,819
Net cash (used for) provided by investing activities	(879)	(977)
Net cash provided by (used for) financing activities	(1,296)	(891)
Increase (decrease) in cash and cash equivalents	201	951

Cash Flow from Operating Activities
For the first nine months of 2023 our operating activities provided $2,376 million in cash. This was primarily the result of net income of $2,119 million, adjustments to reconcile the net income of $982 million and changes in operating assets and liabilities of $(746) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $837 million, share-based compensation of $304 million and changes in deferred taxes of $(170) million. Changes in operating assets and liabilities were primarily driven by a $359 million increase in inventories due to improved supply capabilities, $118 million increase in receivables and other current assets from prepayments to secure production supply with multiple vendors, and $220 million decrease in accounts payable and other liabilities as a result of timing related to payments.

For the first nine months of 2022 our operating activities provided $2,819 million in cash. This was primarily the result of net income of $2,099 million, adjustments to reconcile the net income of $1,043 million and changes in operating assets and liabilities of $(337) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $948 million, share-based compensation of $267 million and changes in deferred taxes of $(196) million. Changes in operating assets and liabilities were primarily driven by a $392 million increase in inventories due to increased production levels in order to align inventory on hand with expected demand, $165 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, $325 million increase in other non-current assets from prepayments to secure long-term production supply with multiple vendors; partially offset by $545 million increase in accounts payable and other liabilities as a result of timing related to payments.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $879 million for the first nine months of 2023 and principally consisted of the cash outflows for capital expenditures of $652 million, $135 million for the purchase of identified intangible assets, and $93 million for the purchase of investments.

Net cash used for investing activities amounted to $977 million for the first nine months of 2022 and principally consisted of the cash outflows for capital expenditures of $830 million, $122 million for the purchase of identified intangible assets, and $27 million for the net purchase of interests of businesses.

Cash Flow from Financing Activities
Net cash used for financing activities was $1,296 million for the first nine months of 2023 was primarily driven by the dividend payment to common stockholders of $745 million, and purchase of treasury shares and restricted stock unit holdings of $619 million; partially offset by the $70 million proceeds from the issuance of common stock through stock plans.

Net cash used for financing activities was $891 million for the first nine months of 2022 was primarily driven by the repurchase of long-term debt of $917 million, purchase of treasury shares and restricted stock unit holdings of $920 million, dividend payment to common stockholders of $594 million; partially offset by the proceeds from the issuance of long-term debt of $1,496 million.

Additional Capital Requirements

Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At October 1, 2023, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Summarized Statements of Income

For the nine months ended
($ in millions)	October 1, 2023

Revenue	5,966
Gross Profit	3,001
Operating income	1,154
Net income	539

Summarized Balance Sheets

	As of
($ in millions)	October 1, 2023	December 31, 2022

Current assets	4,003	3,740
Non-current assets	11,655	11,572
Total assets	15,658	15,312

Current liabilities	1,937	1,067
Non-current liabilities	10,561	11,528
Total liabilities	12,498	12,595

Obligor's Group equity	3,160	2,717
Total liabilities and Obligor's Group equity	15,658	15,312

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the nine months ended October 1, 2023: $614 million). The Obligor Group has amounts due from equity financing (October 1, 2023: $5,463 million; December 31, 2022: $5,210 million) and due to debt financing (October 1, 2023: $1,709 million; December 31, 2022: $2,629 million) with non-guarantor subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on October 1, 2023. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of October 1, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three month period ended October 1, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In March 2021, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). At October 1, 2023, there were no amounts remaining for repurchase of shares under the 2021 Share Repurchase Program and approximately $1.8 billion remaining for the repurchase of shares under the 2022 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended October 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
July 3, 2023 – August 6, 2023	578,190	$214.81	553,059	9,442,425	25,131
August 7, 2023 – September 3, 2023	479,618	$204.09	479,606	9,144,414	12
September 4, 2023 – October 1, 2023	416,462	$200.41	416,462	9,186,161	—
Total	1,474,270		1,449,127		25,143
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

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2023 and October 2, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2023 and October 2, 2022; (iii) Condensed Consolidated Balance Sheets as of October 1, 2023 and December 31, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2023 and October 2, 2022; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 1, 2023 and October 2, 2022; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2023

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

Date: November 7, 2023

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

Date: November 7, 2023

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended October 1, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 7, 2023

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended October 1, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 7, 2023

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer