Form 10-K
period 2023-12-31
NXP Semiconductors N.V.
filed 2024-02-22
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on June 30, 2023 as reported on the Nasdaq Global Select Market, was $52.9 billion. As of February 16, 2024, the Registrant had 256,459,260 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual General Meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:
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
•increasing and evolving cybersecurity threats and privacy risks;
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
•global hostilities, including the invasion of Ukraine by Russia and resulting regional instability, sanctions and any other retaliatory measures taken against Russia, and the continued hostilities and armed conflict in the Middle East, which could adversely impact the global supply chain, disrupt our operations or negatively impact the demand for our products in our primary end markets;
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

In addition, this Annual Report contains information concerning the semiconductor industry, our end markets and business generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which the semiconductor industry, our end markets and business will develop. We have based these assumptions on information currently available to us, including through the market research and industry reports referred to in this Annual Report. If any one or more of these assumptions turn out to be incorrect, actual market results may differ from those predicted. While we do not know what impact any such differences may have on our business, if there are such differences, they could have a material adverse effect on our future results of operations and financial condition, and the trading price of our common stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak to results only as of the date the statements were made. Except for any ongoing obligation to disclose material information as required by the United States federal securities laws, NXP does not have any intention or obligation to publicly update or revise any forward-looking statements after we distribute this document, whether to reflect any future events or circumstances or otherwise.

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

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 70 years of innovation and operating history. For the year ended December 31, 2023, we generated revenue of $13,276 million, compared to $13,205 million for the year ended December 31, 2022.

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

Our legal name is NXP Semiconductors N.V. and our commercial name is “NXP” or “NXP Semiconductors.” We were incorporated in the Netherlands in 2006 and are a Dutch public company with limited liability (naamloze vennootschap).

Our corporate seat is in Eindhoven, the Netherlands. Our principal executive office is at High Tech Campus 60, 5656 AG Eindhoven, the Netherlands, and our telephone number is +31 40 2729999. Our registered agent in the United States is NXP USA, Inc., 6501 William Cannon Dr. West, Austin, Texas 78735, United States of America, phone number +1 512 9338214.

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $527 billion in 2023.

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

	Automotive	Industrial & IoT	Mobile	Comm Infra & Other
Core Applications	ADAS Electrification Vehicle Networks Secure Car Access eCockpit Body Comfort & Convenience Powertrain	Smart Home Edge Nodes Factory and Building Automation Home Entertainment Power and Energy Smart Appliances Medical Smart Retail	Smartphones Wearables Mobile Accessories	Wireless Basestations Network & Security Banking Cards Government ID documents Transit Cards RFID Tagging
Key Growth Drivers	Radar systems Software Defined Vehicle, incl. Vehicle Computer Domain and zonal processors Electrification systems	Secure connected Edge solutions Smart home and industrial automation Connectivity and crossover processors	UWB mobile access solutions	RF Power Systems

i.Automotive
Growth in automotive semiconductor sales relies on (1) global vehicle sales and production trends and (2) the increase in semiconductor content per vehicle. In the past few years, and going forward, we believe the later will be the most important driver for growth in the automotive semiconductor market, while the stagnation of global vehicle sales will make the former less relevant. The increase of the average semiconductor content is being driven by the proliferation of electronic features throughout the vehicle, especially for driver assistance (ADAS), and by the increasing penetration of electrified vehicles, which have much higher semiconductors content. Despite the decline in vehicles sales and production in 2020 due to the outbreak of the COVID-19 and the moderate growth in 2021 and 2022 due to the global supply crisis, the increase in semiconductor content per vehicle continued. In 2023, the supply chain crisis eased and vehicle production rebounded to the level of 2019.

We believe three mega-trends will drive the semiconductor content increase in the future: Autonomous driving, electrification and the software defined vehicle. Each of the megatrends involve new functions and each new function requires new technologies. The path to full autonomy is driving the increase of driver assistance systems in the car already today. In the same way, strict emissions regulations as well as consumer willingness for energy efficient cars are accelerating the penetration of electrification. Last but not least, many consumers want their cars to be service oriented, hyper-connected, configurable and upgradeable, in the same way as they are used to with their smartphones. We expect such consumer demands will lead to new vehicle architectures and eventually to software defined vehicles (SDV).

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

Growth in the Industrial market is driven by the replacement of traditional mechanical equipment by smart, energy-saving and connected electronic equipment using various sensors, processors, connectivity, analog and security chipsets that align well with NXP’s ability to provide a complete range of processing, connectivity and secure solutions. We expect that carbon emissions reduction efforts (e.g., global net zero emission commitments) will also be a key growth driver with large transformations expected of our energy systems. Factories, buildings and homes will need to rely much more on renewable energy (e.g., solar, wind) and increase efficient use of energy. The way we generate and store energies will likely be more distributed. The energy ecosystem needs to develop and ensure smart, efficient and reliable power delivery.
In IoT, growth is driven by the increasing use of high-performance edge and media devices (e.g., home entertainment, connected home assistants, home and building control and security) and low power IoT nodes where NXP scalable solutions across the entire embedded processing spectrum are ideally suited.

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

iii.Mobile
Mobile includes applications such as smartphones, feature phones, tablets, wearables and mobile accessories. NXP has a strong focus on mobile wallet, Ultra-Wideband (UWB) and specialty custom analog solutions. The demand for faster speeds, improved battery life, fast charging, mobile wallets, highly secure localization and sensing technology, mobile transit and authentication is driving increased semiconductor content for NXP. The growth in this market is mainly driven by the increasing attach rate of these features across devices, vendors and regions, from flagship smartphones down to feature phones, from developed countries to emerging regions. UWB, thanks to its unique precision, robustness, and reliability, is emerging as a secure, fine-ranging technology capable of enabling a wide range of innovative location-based user experiences. The technology is gaining momentum thanks to wider chipset availability, adoption across various devices by multiple brands, and the formation of a strong UWB ecosystem across the whole supply chain where NXP is well positioned.

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

Products
We offer customers a broad portfolio of semiconductor products, including microcontrollers, application processors, communication processors, connectivity chipsets, analog and interface devices, RF power amplifiers, security controllers and sensors. Using our strong Automotive & Industrial portfolios, we are enhancing our product offerings by providing solutions for the growing ecosystems in & around the vehicle, in smart factories and in homes and buildings. Enabling innovation at our customers as well as reducing complexity, integration efforts and shorten time to market is a key element of our strategy. We believe we have the broadest ARM processor portfolio in the industry, from microcontrollers to crossover processors and from application processors to communication processors.

i.Microcontrollers
We have been a provider of MCU solutions for more than 40 years. MCUs integrate all of the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive, smartcards, industrial and consumer markets. Our MCU product portfolio ranges from 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. Our portfolio is highly scalable, and is coupled with our extensive software and design tools. This enables our customers to design-in and deploy our MCU families, leveraging a consistent software development environment. Due to the scalability of our portfolio we are able to help future-proof our customer’s products as their systems evolve, becoming more complex or requiring greater processing capabilities over time. For automotive applications, our microcontrollers deliver the required reliability, security and functional safety to address current and future automotive challenges. In an increasingly connected and networked society, where security is playing a more important role, our MCU families are equipped with varying security features (such as remote authentication, system/data integrity, secure communication and anomaly detection) to address different type of security risks. Our i.MX RT crossover processors are built using applications processors chassis, delivering a high level of integration, high speed peripherals, enhanced security, and engines for enhanced user experience (for example, 2D/3D graphics), but powered by a low-power MCU core running a real-time operating system like Amazon Free RTOS or Zephyr RTOS. The i.MX RT series offers the high performing Arm Cortex-M core, real-time functionality, and MCU usability at an affordable price. Our new MCX MCU family of Arm Cortex-M based MCUs, builds on the strength of our Kinetis and LPC portfolio. The MCX series also integrates our machine learning neural processing unit for machine learning applications. Our S32x Automotive Processing Platform offers scalability across products and multiple application domains with S32K MCU’s based on Arm Cortex-M cores with Automotive Safety Integrity Level (ASIL-D) capabilities.

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

Manufacturing
We manufacture semiconductors through a combination of wholly owned manufacturing facilities, a manufacturing facility operated jointly with another semiconductor company and third-party foundries and assembly and test subcontractors. We manage our manufacturing assets together through one centralized organization to ensure we realize scale benefits in asset utilization, purchasing volumes and overhead leverage across businesses.

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
1)    Joint venture with TSMC.

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
On January 9, 2024, NXP acquired shares in the newly founded European Semiconductor Manufacturing Company (ESMC) GmbH, in Dresden, Germany. ESMC is 70% owned by TSMC, with Bosch, Infineon, and NXP each owning 10%. NXP has committed to invest approximately $550m (€500m) for our investment in ESMC and is entitled to 10% of the fab facility capacity. Production at ESMC is currently targeted to begin by the end of 2027.

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

Our sales and marketing strategy focuses on key defined verticals in Automotive, Industrial & IoT, Communication Infrastructure, and Mobile deepening our relationship with our top OEMs and electronic manufacturing service customers, expanding our reach to our mass market customers, startups and our distribution partners and becoming their preferred supplier, which we believe assists us in reducing sales volatility in challenging markets. We have long-standing customer relationships with most of our customers. Our 10 largest OEM end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Aptiv, Bosch, Continental, Denso, Hyundai, LGE Automotive, Samsung, Visteon, and Vitesco. We also have a strong position with our distribution partners, including our three largest, Arrow, Avnet and WT Micro.

Our revenue is primarily the sum of our direct sales to OEMs plus our distributors’ resale of NXP products. Avnet accounted for 21% of our revenue in 2023 and 20% in 2022. No other distributor accounted for greater than 10% of our revenue. No OEM for which we had direct sales to accounted for more than 10% of our revenue in 2023 or 2022.

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

With the intent to outpace market growth we invest in research and development to extend or create leading market positions, with an emphasis on fast growing sizable market segments, such as ADAS, in-vehicle networks and power management, as well as Edge computing to support the successful deployment in the IoT with our cross-over processing technology, but also in emerging markets, such as massive MIMO in RF Power and mmWave for 5G. In addition, we invest a few percent of our total research and development expenditures in research activities that develop fundamental new technologies or product categories that could contribute significantly to our company's growth in the future.

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

Subsidies and Grants
We receive subsidies and grants from governments in some countries in the form of direct grants as well as tax credits for R&D activities. Such funding is generally provided to encourage R&D activities, industrialization and local economic development and is generally available to all companies. The conditions for the receipt of government grants and subsidies may include eligibility restrictions, approval by relevant authorities, annual budget appropriations, compliance with relevant regulations or contingent return provisions, as well as specifications regarding objectives and results. The approval process for such funding may last up to several years. Certain specific contracts require compliance with extensive regulatory requirements and set forth certain conditions relating to the funded programs. There could be penalties if these objectives are not fulfilled.

Our direct grants include those awarded under the European 2nd Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI ME/CT”). During the fourth quarter of 2023, the Company was granted IPCEI ME/CT government assistance in multiple EU member states. The duration of the IPCEI ME/CT grants is planned to run until the end of 2029. The conditions to receive the IPCEI ME/CT government assistance include restrictions on eligible expenditures, employment retention, annual budget appropriations by the member states, compliance with member states’ regulations and project objectives and results, as well as repayment conditions. Our dedicated R&D teams across the involved member states under the IPCEI/MT program seek to innovate in core technologies across automotive, industrial and cybersecurity. This includes 5nm, advanced driving assistance and battery management systems in automotive, 6G and Ultra-Wideband as well as artificial intelligence (AI), RISC-V and post-quantum cryptography.

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

Our primary key public competitors in alphabetical order include, but are not limited to, Analog Devices Inc., Broadcom Inc., Infineon Technologies AG, Microchip Technology Inc., Qualcomm Inc., Renesas Electronics Corp., STMicroelectronics NV and Texas Instruments Inc.

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

Information about our Executive Officers
The names, ages and positions as of February 22, 2024, of our executive officers, including our chief executive officer, Mr. Sievers, are as follows:

Name	Age	Position
Kurt Sievers	54	Executive director, president and chief executive officer
Bill Betz	46	Executive vice president and chief financial officer
Christopher Jensen	54	Executive vice president and chief human resources officer
Ron Martino	58	Executive vice president and chief sales officer
Andrew Micallef	59	Executive vice president and chief operations and manufacturing officer
Jennifer Wuamett	58	Executive vice president, general counsel, corporate secretary and chief sustainability officer

Human Capital
At NXP, our diverse and talented employees, referred to as team members, drive the innovation that sets our company apart and fuels our success in the market. Our purpose is bringing together bright minds to create breakthrough technologies that make the connected world better, safer, and more secure. Across the globe, we have policies and programs to attract and maintain the best talent, with a specific focus on team member engagement, thought leadership, diversity, equity and inclusion, compensation and benefits, development and growth opportunities, future talent, team member retention and community outreach.

NXP’s workforce includes direct labor (DL) and indirect labor (IDL). DL are those team members directly involved in manufacturing our products, while IDL consists of individual contributors, managers and executives in other functions such as research and development (R&D) and selling, general and administrative roles (SG&A). At December 31, 2023, we had approximately 34,200 employees, which includes approximately 1,500 employees in our joint venture. Our NXP global workforce spans three regions encompassing 30+ countries and includes approximately 12,000 team members dedicated to the research and development of our products and solutions (representing 36% of our NXP workforce and 57% of our IDL workforce).

2023 NXP Employee Workforce by Region

18%
22%
60%
APAC
EMEA
Americas

Corporate Values and Team Member Engagement
NXP's values are our fundamental beliefs and guiding principles. They speak about how we operate, engage with and develop our team members, and push the boundaries of creativity and innovation. Our values rest on a strong foundation of trust and respect. We hold ourselves accountable to our values by ensuring they are reflected in all of our talent programs, including talent acquisition, enabling performance, rewards and recognition, communications, development, assessment and succession.

To assess and improve engagement, NXP regularly conducts our global Winning Culture Survey, which is administered by a third party to ensure confidentiality. NXP is committed to actively listening to team members and solicits feedback on a variety of factors, including engagement, strategy, culture, leadership, innovation, growth, continuous improvement, collaboration, ownership, work environment, ethics, sustainability and diversity, equality and inclusion. In 2023, 90% of team members participated in the survey.

NXP aims to retain team members and minimize turnover and closely monitors voluntary turnover. During calendar year 2023, our voluntary attrition rate was 4.1% for IDL, 10.4% for our DL population and 6.5% of the total population, a year over year reduction. We continue to drive programs centered around retention actions for strategic roles and top-performing talent as well as broad-based programs targeting all team members.

Diversity, Equality and Inclusion
At NXP, inclusion is key to living our core values which are built on a core foundation of trust and respect. We recognize the value of the unique talents, experiences, backgrounds, cultures and ideas of our diverse team members. Our diversity, equality and inclusion approach is centered around
•Leadership commitment and ownership;
•Building and sustaining a qualified and diverse talent pipeline and equitable processes; and
•Fostering an inclusive culture and a sense of belonging to attract and retain the best talent.

Our Diversity & Inclusion Council serves as an advocate, resource and governing entity to advance NXP’s global, strategic diversity, equality and inclusion initiatives. The Human Resources and Compensation Committee of our Board provides oversight of our policies, programs and initiatives focusing on human capital management, including workforce diversity, equality and inclusion.
NXP Employee Resource Groups (ERGs) help foster NXP’s innovation and growth culture by promoting an inclusive work environment and bring unique perspectives and skills to help those in our communities. Today, we have nine primary ERGs which are open to all team members and include representation in Asia, Europe and North America. Each ERG has defined mission/vision statements and goals, as well as executive oversight and sponsorship.
To support our diversity, equality and inclusion approach and demonstrate our commitment to transparency and accountability, we have established the aspirational 2025 diversity, equality and inclusion goals listed below to improve gender representation globally and minority race and ethnicity representation in the United States. We saw an increase in the representation of women in R&D positions, but remained flat or slightly under the prior year results in the other categories. We continue to focus on hiring, developing, and retaining team members across all global sites to meet our 2025 representation goals. While we present gender representation data by men and women, we acknowledge this is not fully encompassing of all gender identities.

2025 Diversity, Equality, & Inclusion Goals
40% Women in Overall Global Workforce	30% Women in Global Indirect Labor Workforce	20% Women in Executive Positions*	25% Women in R&D Positions	50% Minority Representation in the United States*

2023 Diversity, Equality, & Inclusion Performance
36%	25%	16%	20%	52%

* Executive positions are defined as individuals at the level of Vice President and above. Minority representation includes team members who self-identify as Asian, Hispanic or Latino, Black or African American, American Indian or Alaska Native, Pacific Islander or two or more races. We also include within minority representation team members who have not self-identified an ethnicity.

Development and Investing in the Future
NXP is committed to a 70/20/10 continuous learning model, including mechanisms for learning through on-the-job experiences (70%), learning through others (20%), and learning through education (10%). Using a blend of internally designed and externally sourced courses and learning resources, we offer our global team members a variety of training programs in support of key business processes, requirements and initiatives. We also provide a library of on-demand resources for skills development and microlearning to all our team members.
We work to create developmental opportunities for our team members through stretch assignments, project roles, cross-functional interactions, cross-geography engagements, and both temporary and longer-term job rotations – all of which are used to stimulate core skills, develop leadership competency and fuel career growth.
We also believe that our commitment to our internship programs and university partnerships are key contributors to developing the new generation of talent, including engineers in our industry and company, and provide a pipeline of recent college graduates into our talent pool. Through our partnerships with universities across the world, we fund and support advanced research programs and projects that demonstrate our commitment to invest in people as well as technology.

Compensation and Benefits
We provide team members with total rewards packages consisting of base salary and short-term incentives as well as equity-based long-term incentives for team members with long-term potential. In addition, in an effort to meet the specific needs of our team members and their families, we offer locally competitive benefits programs, which vary by country/region, and include an Employee Stock Purchase Plan, retirement programs, healthcare and insurance benefits, allowances, paid time off, family leave, our flexible work arrangement program, and other team member assistance programs.
We believe that pay decisions should be made on three factors: external market conditions, employee performance/contributions and internal equity. NXP utilizes third-party data to formulate compensation and benefits programs that are fair, equitable and competitive. We perform pay reviews twice a year, alongside NXP's rewards processes, to ensure we are delivering pay decisions with an appropriate focus on fairness.
We empower leaders to recognize both individual and team accomplishments through a variety of compensation programs. Rewarding performance is a critical element of our overall program. NXP is committed to managing all reward-based compensation programs, including merit increases, short-term incentives and long-term equity incentive awards, to deliver on our pay-for-performance philosophy.
Since 2022, we have linked a portion of our executive and employee compensation to our ESG Goals. For more information, see our 2024 Proxy Statement and the ESG Goals section in the Corporate Sustainability Report1.
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

Climate and Environment
Protecting the environment is a key pillar in our Sustainability Policy and corporate strategy because we recognize the need to conserve the earth’s natural resources and reduce emissions. In support of this, we set company-wide aspirational targets intended to optimize our use of resources, minimize waste and continuously improve.
See Part I, Item 1A. Risk Factors for a discussion of potential global environmental risks that may adversely affect our business operations, such as climate change or natural disasters.
We go a step further, working beyond our operations, to help create a smarter, more sustainable world. We develop innovative product solutions that not only support our sustainability goals but also meet the objectives of our stakeholders. We stay informed about changes in global legislation, by tracking current discussions, timelines and the likelihood of new implementations, and include these potential legislative requirements when we plan for new product introductions. By working to minimize the environmental impact of our products in the
1 The contents of our Corporate Sustainability Report are referenced for general information only and are not incorporated by reference into, and do not form a part of, this Form 10-K. Except as specifically noted elsewhere in this Form 10-K, the contents of our 2024 Proxy Statement are referenced here for general information only and are not incorporated by reference into, and do not form a part of, this Form 10-K.

early stages of their development, we enable sustainable, green technologies that benefit both our company and our customers.
Additional information about our environmental strategy, targets and metrics is included in our Corporate Sustainability Report and can be found on our website2.

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

2 The contents of our website, our Corporate Sustainability Report, and our Sustainability Policy are referenced for general information only and are not incorporated by reference into, and do not form a part of, this Form 10-K.

The semiconductor industry is highly competitive. If we fail to introduce new technologies and products in a timely manner, this could adversely affect our business.
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Accordingly, the success of our business depends to a significant extent on our ability to develop new technologies and products that are ultimately successful in the market. The costs related to the research and development necessary to develop new technologies and products are significant and subject to increase due to current and expected inflation and any reduction of our research and development budget could harm our competitiveness. Meeting evolving industry requirements, including the increasing use of AI and machine learning technologies, and introducing new products to the market in a timely manner and at prices that are acceptable to our customers are significant factors in determining our competitiveness and success.
In addition, AI and machine learning are still in early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. Such risks may include (i) adverse impacts from deficient, inaccurate, or biased AI recommendations, (ii) AI technologies the company develops and adopts may become obsolete earlier than planned, and there can be no assurance that the company will realize the desired or anticipated benefits, (iii) use of AI applications could increase the risk of cybersecurity incidents, such as through unintended or inadvertent transmission of proprietary or sensitive information, or (iv) any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome.
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
•social and political instability in a number of countries around the world, including continued hostilities in the Middle East and the armed conflict in Ukraine. The instability may have a negative effect on our business, financial condition and operations via our customers and global supply chain and volatility in energy prices and the financial markets;
•potential terrorist attacks;
•epidemics and pandemics, such as the coronavirus outbreak, which may adversely affect our workforce, as well as our suppliers and customers;
•geopolitical tension and disputes, as well as, resulting adverse changes in government policies, especially those affecting global trade and investment. Sustained geopolitical tensions, such as the current geopolitical tensions involving China and Taiwan, could lead to long-term changes in global trade and technology supply chains and decoupling of global trade networks;

•volatility in foreign currency exchange rates, in particular with respect to the U.S. dollar, and transfer restrictions, in particular in mainland China; and
•threats that our operations or property could be subject to nationalization and expropriation.
In addition, Russia’s invasion of Ukraine has led to sanctions, export controls and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military and economic actions and resulting sanctions could adversely affect the global economy and financial markets. Further escalation of the conflict between Ukraine and Russia could adversely impact the global supply chain, disrupt our operations, or negatively impact the demand for our products in our primary end markets. Any such disruption could result in an adverse impact to our financial results.
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
As is the case with other large semiconductor companies, we receive subsidies and grants from governments in some countries. These programs are subject to periodic review by the relevant governments, and if any of these programs are curtailed or discontinued, this could have a material adverse effect on our business, financial condition and results of operations. As the availability of government funding is outside our control, we cannot guarantee that we will continue to benefit from government support or that sufficient alternative funding will be available if we lose such support. Moreover, if we terminate any activities or operations, including strategic alliances or joint ventures, we may face adverse actions from the local governmental agencies providing such subsidies to us. In such event that we don't meet the subsidies grant conditions, such government agencies could seek to recover such subsidies from us and they could cancel or reduce other subsidies we receive from them. This could have a material adverse effect on our business, financial condition and results of operations.

Certain natural disasters, such as flooding, heavy precipitation, large earthquakes, volcanic eruptions or nuclear or other disasters, may negatively impact our business. Climate change may cause a rising number of natural disasters that could negatively affect our operations.
Environmental and other disasters, such as flooding, heavy precipitation large earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof may negatively impact our business. If flooding, heavy precipitation, a large earthquake, volcanic eruption or, extreme weather event or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Even if our manufacturing facilities are not directly damaged, a large natural disaster may result in disruptions in distribution channels, supply chains, movement of goods and significant increases in the prices of raw materials used for our manufacturing process. For instance, the nuclear incident following the tsunami in Japan in 2011 impacted the supply chains of our customers and suppliers. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and our revenues. In addition, climate change could cause certain natural disasters, such as drought, wildfires, storms, flooding or rising sea levels, to occur more frequently or with greater intensity. Such natural disasters pose physical risks to our manufacturing, IT facilities or our suppliers’ facilities, or could disrupt the availability of water and utilities necessary for the operation of our manufacturing facilities or our suppliers’ facilities resulting in increased operating costs and business disruption, such as the disruption to our Austin, Texas manufacturing facilities caused by the February 2021 winter storm and weather-related disruption of water and utilities to these facilities. In addition, semiconductor manufacturing is a water-intensive process. Many of our manufacturing sites and those of our suppliers are located in semi–arid regions that may become increasingly vulnerable to prolonged droughts associated with evolving changes to the climate, which may lead to water scarcity. If we and our suppliers are not able to implement adequate water recycling and conservation measures or if the water scarcity in a particular region becomes acute and restricts the availability of water necessary for the operation of our manufacturing facilities or our suppliers’ facilities, our business may be significantly negatively impacted.
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
As a result, we are subject to environmental, data privacy, AI technologies, disclosure and reporting (including reporting of ESG-related data), labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations. In the jurisdictions where we operate, we need to comply with differing standards and varying practices of regulatory, tax, judicial and administrative bodies.
No assurance can be given that we have been or will be at all times in complete compliance with the laws and regulations to which we are subject or that we have obtained or will obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits and other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. Furthermore, if one or more of our customers are sanctioned by regulators for non-compliance with laws and regulations, we could experience a decrease in demand for our products. For example, import and export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, are complex, change frequently, have generally become more stringent over time and have intensified in recent years. In October 2022, the U.S. imposed restrictions on the export of US-regulated products and technology to certain mainland Chinese technology companies and in October 2023, the Department of Commerce’s revisited these controls, proposing further refinements, and is moving toward final rule making. Our results of operations could be negatively impacted if we are required to suspend activities with certain customers or suppliers due to the current and future changes in regulations. In 2020, due to regulations imposed by the U.S. government, we ceased shipments of our products to Huawei pending approval of export licenses. Furthermore, global privacy legislation, enforcement, and policy activity, such as the EU General Data Privacy Regulation, are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. Even our inadvertent failure to comply with applicable privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. In addition, governments are increasingly imposing restrictions on foreign investment in semiconductor businesses and technology, such as the Dutch foreign investment control regime, that may limit our ability to execute strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our business. Compliance with, or changes in the interpretation of, existing regulations, the adoption of new regulations, changes in the oversight of our activities by governments or standard bodies or rulings in court, regulatory, administrative or other proceedings relating to such regulations, among others, could have an adverse effect on our business and results of operations.

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
We have, from time to time, experienced cyber-attacks attempting to obtain access to and misuse our computer systems and networks. Such incidents could result in the misappropriation of our proprietary information and technology, the compromise of personal and confidential information of our employees, customers or suppliers or interrupt our business. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we cannot always anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving.
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
As of December 31, 2023, we had outstanding indebtedness with an aggregate principal amount of $11,250 million. Our substantial indebtedness could have a material adverse effect on our business by:
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
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price for our common stock has varied between a high of $238.27 on December 15, 2023 and a low of $153.10 on January 5, 2023 in the twelve-month period ending on December 31, 2023. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, variations between our actual financial results or guidance and expectations of securities analysts or investors or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
We sponsor defined benefit pension plans in a number of countries and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2023, we had recognized a net accrued benefit liability of $392 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

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
Recent examples include the OECD’s initiatives to revise profit allocation and nexus rules to allocate more taxing rights to countries where companies have their markets and to establish a minimum tax rate on a global basis. As part of the OECD framework to implement a minimum tax rate, the EU has adopted a directive on ensuring a global minimum level of taxation for multinational companies, also known as Pillar 2, to become effective in 2024. The Dutch government has enacted new legislation in response to and based on such EU directive. It is anticipated that other countries will also introduce Pillar 2 legislation. These initiatives include recommendations and proposals that, if enacted in countries in which we and our affiliates do business, could adversely affect us and our affiliates. In addition, the Dutch government has enacted legislation to curtail exemptions on taxing share repurchases to become effective in 2025. If such legislation is not amended or repealed, this will lead to an additional out of pocket tax payment associated with future share repurchases. In addition, the U.S. may enact legislation that would allow a tax payer to deduct domestic R&D expenses in the year that they are expensed, which would adversely affect our tax rate, while beneficial for our cash position.

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
NXP, similar to other semiconductor companies, operates in a complex and rapidly changing environment that involves many risks, including information and cybersecurity risks. As a leading technology company, we are committed to helping strengthen internet security and to implementing measures designed to protect our company against illicit activities, including cyberattacks and malware.
Our management is directly responsible for executing the Company’s risk management processes. Our Board is responsible for overseeing these risk management processes. In exercising its oversight, the Board and, as appropriate, the relevant Board committees, assesses the material risks facing the Company and evaluate management’s plans for managing material risk exposures. The Company conducts a formal annual risk assessment to identify, analyze and report on enterprise risks. The results of this risk assessment are reported to and discussed with the Board.
Our Board performs this oversight function through periodic reports from management and Board committees. While our Board generally has ultimate oversight responsibility of the Company’s risk management processes, it has delegated to its committees the responsibility to oversee risk management processes associated with their respective areas of responsibility and expertise. The Audit Committee has oversight responsibility for reviewing the effectiveness of NXP’s governance and management of IT risks, including those relating to business continuity, cybersecurity, malware, regulatory compliance and data management. NXP senior leadership regularly briefs the Audit Committee on cybersecurity matters and briefs the full Board on these issues at least annually or as needed.
NXP’s program for Information Technology (IT) Risk Management is a component of NXP’s overall process for Enterprise Risk Management (“ERM”).
The objectives of ERM are to:
•Identify our key risks in a timely manner, based upon quantitative and qualitative factors.
•Mitigate risk and keep risk impact at acceptable levels, particularly those risks that could result in a strategic impact event.
•Ensure there is an effective risk-management framework in place which covers our key risks and is supported by risk-monitoring mechanisms.
•Prioritize and align risk-management efforts, to use resources effectively.
•Ensure risk-management governance, including quarterly monitoring, reporting and evaluation.
Key ERM activities include:
•Assessment (identification and evaluation of risks)
•Response (building capabilities, mitigation)
•Management Assurance (effective management methods, clear accountabilities)

•Monitoring (audit, inquire, verify)
•Communication (internally and externally)
•Periodically evaluate effectiveness method

NXP’s Chief Information Security Officer is primarily responsible for managing the cybersecurity risks identified in the ERM process. This includes performing risk assessments, prioritizing the most likely and impactful risk elements, and recommending appropriate measures to mitigate the risk.
NXP’s cybersecurity initiatives focus on strengthening our Core IT infrastructure and services against external threats, securing our manufacturing operations from compromise, limiting damage through processes and controls, and protecting our intellectual property. On a day-to-day basis, NXP identifies vulnerabilities, breach attempts, and possible criminal activity by external threat actors. Additionally, NXP has a supplier security framework that helps with monitoring and accessing the security of suppliers and third-party service providers. As part of the framework, we conduct due diligence which covers topics such as data protection, confidentiality, security, business continuity and incident management. These activities are covered by our process for cybersecurity risk management under our ERM.
NXP uses a multi-layer approach to identify and mitigate information security risks. On a tactical level, NXP maintains a 24x7 Security Operating Center (SOC) that actively monitors for and identifies cyber security threats and initiates appropriate mitigation processes. The SOC reports to the Computer Security Incident Response Team (CSIRT). When needed, a task force containing Security, IT, Communications, Legal and Business representatives is established. This task force leads mitigation activities where the potential threat or risk is elevated. In addition to SOC, the NXP IT Service Desk and NXP employees are trained to identify Cyber Security issues and to escalate them to correct owners. Furthermore, NXP has an Identify and Access Management System integrated with HR systems which helps manage employee life cycle processes, including both onboarding and offboarding NXP workers. These systems are audited by internal and external audit teams. On a strategic level, NXP’s information technology risk management program is a component of the ERM process described above.
NXP is certified and externally audited to ISO 27001 with certain additional certifications such as Common Criteria 6+, PCI DSS and GSMA Security for focused functions, and we maintain information security risk insurance coverage. We have multiple cybersecurity training initiatives as part of our information security training and compliance program. We regularly deploy simulated attacks and related trainings. We deliver a Cyber Security orientation to new employees and maintain a library of cyber security learning sessions available to our employees.
To date, we have experienced no cybersecurity incidents that have materially affected NXP, including our business strategy, results of operations or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect NXP. For additional information on certain risks associated with cybersecurity, refer to the risk factors set forth under the caption “Risks related to cybersecurity and IT systems” in Part I, Item 1A. “Risk Factors.”

Item 2. Properties
The Company's headquarters are located in Eindhoven, the Netherlands. As of February 22, 2024, the Company operates owned manufacturing facilities primarily in the United States, Netherlands, Malaysia, China, Thailand and Taiwan, as well as in Singapore (SSMC) together with our joint venture partner TSMC. The Company also owns or leases other properties in multiple countries for use as administrative, sales or research and development facilities. The Company believes its existing facilities and equipment are in good operating condition and adequate to meet our need for the near future.

Item 3. Legal Proceedings
The information set forth under the “Litigation” and “Environmental Remediation” captions of Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq stock market under the symbol NXPI. On February 14, 2024 there were 18 shareholders of record and 884,874 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2023	2022
First Quarter	1.014	0.845
Second Quarter	1.014	0.845
Third Quarter	1.014	0.845
Fourth Quarter	1.014	0.845
We currently expect to continue to pay dividends in the future.

Issuer Purchases of Equity Securities
Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). At December 31, 2023, there was approximately $1,536 million remaining under the 2022 Share Repurchase Program.

The following table provides a summary of share repurchase activity during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)	Number of Shares Purchased as Trade for Tax (2)
October 2, 2023 – November 5, 2023	1,229,305	$182.10	658,033	9,432,436	571,272
November 6, 2023 – December 3, 2023	656,622	$191.19	467,659	7,882,258	188,963
December 4, 2023 – December 31, 2023	382,185	$221.78	382,120	6,689,633	65
Total	2,268,112		1,507,812		760,300
(1) Represents the number of shares that may be purchased under the remaining dollar repurchase authorizations noted above, calculated based on the share closing price at the end of the respective monthly period.
(2) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, since December 31, 2018 of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2018 in our common stock and each of the indices.

Comparison of Cumulative Five Year Total Return
500
400
300
200
100
Index Value
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Period Ending
NXP
S&P 500
Philadelphia SOX Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023.

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

Overview
Revenue for the year-ended ended December 31, 2023 was $13,276 million compared to $13,205 million for the year-ended December 31, 2022, an increase of $71 million or 0.5% year-on-year.
Our gross profit percentage for 2023 and 2022 remained flat at 56.9%, as both revenue and cost of revenue were impacted by inflationary effect of increased input costs which were passed along to end customers.
We continue to generate strong operating cash flows, with $3,513 million in cash flows from operations for 2023. We returned $2,059 million to our shareholders during the year in dividends and repurchases of common stock. Our cash and short-term deposit position at the end of 2023 was $4,271 million.

Q4 2023 compared to Q3 2023
Revenue for the three months ended December 31, 2023 was $3,422 million compared to $3,434 million for the three months ended October 1, 2023, a decrease of $12 million or 0.3% quarter-on-quarter. NXP experienced growth in the Industrial IoT end market of $55 million or 9.1%, Mobile end market of $29 million or 7.7%, and Automotive end market of $8 million or 0.4%. The positive trends were offset by declines in the Communications Infrastructure & Other end market of $104 million or 18.6%.
When aggregating all end markets together and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $2,078 million, an increase of $131 million or 6.7% compared to the previous period. Revenues through NXP’s third party direct OEM and EMS customers was $1,310 million, a decline of $153 million or 10.5% versus the previous period.
From a geographic perspective, revenue increased across the China and the Americas regions. Offsetting the positive growth trends, were declines in revenues in the EMEA and the Asia Pacific regions.
The gross profit percentage for the fourth quarter of 2023 decreased to 56.6% from 57.2% in the third quarter of 2023, primarily due to higher restructuring costs for specific targeted actions under new global restructuring programs in the fourth quarter of 2023.
Operating cash flows for the three months ended December 31, 2023 was $1,137 million compared to $988 million for the three months ended October 1, 2023, an increase of $149 million or 15.1% quarter-on-quarter. Under the financing section of the cash flow, there was a $409 million investment in short-term deposit that was made in the fourth quarter of 2023.

Q4 2023 compared to Q4 2022
Revenue for the three months ended December 31, 2023 was $3,422 million compared to $3,312 million for the three months ended December 31, 2022, an increase of $110 million or 3.3% versus the year ago period. NXP experienced growth in its Automotive end market of $94 million or 5.2% and Industrial IoT end market of $57 million or 9.4% versus the year ago period. Offsetting these positive growth trends were declines of revenues in the Communication Infrastructure & Other end market of $39 million or 7.9% and the Mobile end market of $2 million or 0.5% versus the year ago period.
When aggregating all end markets together, and reviewing sales channel performance, NXP’s third party distribution partners was $2,078 million, an increase of $202 million or 10.8% versus the year ago period. Business transacted through direct OEM and EMS customers was $1,310 million, a decrease of $87 million or 6.2% versus the year ago period.
From a geographic perspective, revenue increased across most regions, with declines in our Asia Pacific regions.
The gross profit percentage for the fourth quarter of 2023 decreased to 56.6% from 57.1% in the fourth quarter of 2022, primarily due to higher restructuring costs for specific targeted actions under new global restructuring programs in the fourth quarter of 2023.
Operating cash flows for the three months ended December 31, 2023 was $1,137 million compared to $1,076 million for the three months ended December 31, 2022, an increase of $61 million or 5.7% versus the year ago period. Under the financing section of the cash flow, there was a $409 million investment in short-term deposit that was made in the fourth quarter of 2023. Dividends paid to common stockholders increased 18%, from $221 million in the fourth quarter of 2022 to $261 million in the fourth quarter of 2023.

Results of Operations
The following table presents the composition of operating income for the years ended December 31, 2023 and December 31, 2022.

($ in millions, unless otherwise stated)	2023	2022
Revenue	13,276	13,205
% nominal growth	0.5	19.4
Gross profit	7,553	7,517
Research and development	(2,418)	(2,148)
Selling, general and administrative (SG&A)	(1,159)	(1,066)
Amortization of acquisition-related intangible assets	(300)	(509)
Other income	(15)	3
Operating income	3,661	3,797

Revenue
Revenue for the year-ended December 31, 2023 was $13,276 million compared to $13,205 million for the year-ended December 31, 2022, an increase of $71 million or 0.5% year-on-year.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	2023	2022	Increase/(decrease)	%
Automotive	7,484	6,879	605	8.8%
Industrial & IoT	2,351	2,713	(362)	(13.3)%
Mobile	1,327	1,607	(280)	(17.4)%
Communication Infrastructure & Other	2,114	2,006	108	5.4%
Revenue	13,276	13,205	71	0.5%
Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2023	2022	Increase/(decrease)	%
Distributors	7,195	7,261	(66)	(0.9)%
OEM/EMS	5,963	5,775	188	3.3%
Other	118	169	(51)	(30.2)%
Revenue	13,276	13,205	71	0.5%

Revenue by geographic region, which is based on the customer’s shipped-to location, was as follows:

($ in millions, unless otherwise stated)	2023	2022	Increase/(decrease)	%
China 1)	4,366	4,700	(334)	(7.1)%
APAC, excluding China	3,741	4,165	(424)	(10.2)%
EMEA (Europe, the Middle East and Africa)	3,096	2,582	514	19.9%
Americas	2,073	1,758	315	17.9%
Revenue	13,276	13,205	71	0.5%

1) China includes Mainland China and Hong Kong

■	Automotive	■	Mobile	■	Distributors	■	Other
■	Industrial & IoT	■	Comm Infra & Other	■	OEM/EMS

The year-to-date change in revenue was due to a combination of higher average selling prices, offset by lower shipment volumes. The higher average selling prices at 8.1% of revenues or the year-ended December 31, 2023, were a result of increased inflationary input costs from NXP suppliers which were passed along to end customers. The lower shipment volumes at 7.6% of revenues for the year-ended December 31, 2023, were a result of cyclical headwinds, resulting in lower revenue in various end markets. The combination of these two effects resulted in a net increase of $71 million revenue. All end markets reflected declines in volume, offset by higher average selling prices in our Automotive, Industrial IoT, and Communication & Infra end markets.
From an end market perspective, NXP experienced growth in its Automotive and Communication Infrastructure & Other end markets which were offset by declines in the Industrial IoT and the Mobile end markets versus the year ago period.
Revenue in the Automotive end market was $7,484 million, an increase of $605 million or 8.8% versus the year ago period. Within the Automotive end market our processor, advanced analog and connectivity products contributed to the growth, with offsets in our ADAS – Safety products.
Revenue in the Industrial & IoT end market was $2,351 million, a decrease of $362 million or 13.3% versus the year ago period. Within the Industrial & IoT end market the year-to-date decline was across the entire product portfolio.
Revenue in the Mobile end market was $1,327 million, a decrease of $280 million or 17.4% versus the year ago period. Within the Mobile end market revenue our advanced analog and mobile wallet products caused the decline.
Revenue in the Communication Infrastructure & Other end market was $2,114 million, an increase of $108 million or 5.4% versus the year ago period. Within the Communication Infrastructure & Other end market our secure cards and processors products contributed to the growth, with offsets in our RF power and connectivity products.

When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $7,195 million, a decrease of 0.9% versus the year ago period. Revenues through direct OEM and EMS customers was $5,963 million, an increase of 3.3% versus the year ago period.
From a geographic perspective, revenue increased in the EMEA and Americas regions and declined in the China and Asia Pacific regions versus the year ago period.

Gross Profit
Gross profit for the year-ended December 31, 2023 was $7,553 million, or 56.9% of revenue, compared to $7,517 million, or 56.9% of revenue, with inflationary effects of increased input costs from suppliers passed along to end customer resulting in a relatively flat gross margin year on year.
Operating Expenses
Operating expenses for the year-ended December 31, 2023 totaled $3,877 million, or 29.2% of revenue, compared to $3,723 million, or 28.2% of revenue, for the year-ended December 31, 2022.

•Research and development
Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses.

($ in millions, unless otherwise stated)	2023	2022	% change
Research and development	2,418	$2,148	12.6%
As a percentage of revenue	18.2%	16.3%	1.9	ppt
R&D costs for the year-ended December 31, 2023 increased by $270 million, or 12.6%, when compared to last year primarily driven by higher personnel-related costs of $269 million (including engineer salaries and wages of $169 million, higher restructuring costs of $59 million, mainly personnel related costs for specific targeted actions under new global programs, and higher share-based compensation costs of $27 million), partly offset by higher received government assistance due to subsidies and R&D tax credits of $33 million.

•Selling, general and administrative
Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

($ in millions, unless otherwise stated)	2023	2022	% change
Selling, general and administrative	1,159	$1,066	8.7%
As a percentage of revenue	8.7%	8.1%	0.6	ppt
SG&A costs for the year-ended December 31, 2023 increased by $93 million, or 8.7%, when compared to last year primarily driven by higher personnel-related costs of $60 million (including personnel salaries and wages of $28 million and higher restructuring costs of $28 million, mainly personnel related costs for specific targeted actions under new global programs) and higher legal expenses of $25 million (related to ongoing litigation, including the Impinj Patent Litigation).

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	2023	2022	% change
Amortization of acquisition-related intangible assets	300	509	(41.1)%
As a percentage of revenue	2.3%	3.9%	(1.6)	ppt
Amortization of acquisition-related intangible assets decreased by $209 million, or 41.1%, when compared to last year mainly as the effect of fully amortized acquisition-related intangibles during 2022 (with regard to the former Freescale acquisition).

Other Income (Expense)
Other income (expense) includes results from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, as well as other activity. These arrangements are expected to decrease as the divested business or activity becomes more established. Other income (expense) reflects a loss of $15 million for 2023, compared to an income of $3 million in 2022.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2023	2022
Interest income	187	61
Interest expense	(438)	(427)
Extinguishment of debt	—	(18)
Total other financial income (expense)	(58)	(50)
Total	(309)	(434)

Financial income (expense) was an expense of $309 million in 2023, compared to an expense of $434 million in 2022. The change in financial income (expense) is attributable to an increase in interest income of $126 million as a result of higher interest rates and to a lesser extent by a higher level of cash, and no debt extinguishment costs in 2023 (2022: $18 million). Interest expense increased slightly by $11 million as a result of financing activities in fiscal year 2022 including the issuance of debt.

Benefit (Provision) for Income Taxes
We recorded an income tax expense of $523 million for the year-ended December 31, 2023, which reflects an effective tax rate of 15.6% compared to an expense of $529 million (15.7%) for the year-ended December 31, 2022.

	2023		2022
	$	%	$	%
Statutory income tax in the Netherlands	865	25.8	868	25.8

Rate differential local statutory rates versus statutory rate of the Netherlands	(77)	(2.3)	(80)	(2.4)
Net change in valuation allowance	(3)	(0.1)	—	—
Non-deductible expenses/losses	60	1.8	56	1.7
Netherlands tax incentives	(111)	(3.3)	(113)	(3.4)
Foreign tax incentives	(251)	(7.5)	(266)	(7.9)
Changes in estimates of prior years’ income taxes	(17)	(0.5)	(2)	(0.1)
Withholding taxes	13	0.4	8	0.3
Other differences	44	1.3	58	1.7
Effective tax rate	523	15.6	529	15.7

The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance non-deductible expenses and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. In 2023, the foreign tax incentives are lower compared to 2022 primarily due to less qualifying investments.

•The higher favorable changes in estimates of prior years' income taxes in 2023 is primarily as a result of new guidance released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.
•The other differences tax expense in 2023 and 2022 are mainly relating to excess tax benefits, unrecognized tax benefits, FX-effects and taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. GILTI is recognized as a current period expense when incurred.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $7 million in 2023, whereas in 2022 results relating to equity-accounted investees amounted to a loss of $1 million.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $25 million for the year-ended December 31, 2023, compared to a profit of $46 million for the year-ended December 31, 2022.

Financial Condition, Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows, and we currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, short-term deposits, RCF Agreement, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next year.

Cash and short-term deposits
As of December 31, 2023, our cash and short-term deposit balance was $4,271 million, an increase of $426 million compared to December 31, 2022 ($3,845 million), of which $214 million (2022, $227 million) was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2023 and 2022, no dividend was declared. Taking into account the available undrawn amount of the RCF Agreement of $2,500 million, we had access to $6,771 million of liquidity as of December 31, 2023.

Capital return
The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2023	2022
Shares repurchased	5,460,135	8,330,021
Cost of shares repurchased	1,049	1,429
Average price per share	$192.16	$171.59

Under Dutch corporate law and our articles of association, NXP may acquire its own shares if the general meeting of shareholders has granted the board of directors the authority to effect such acquisitions. It is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For repurchases of shares in 2022 and 2023, the board of directors made use of the authorizations renewed by the AGM on May 26, 2021, June 1, 2022 and May 24, 2023, respectively. Our board of directors has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations ("trade for tax") and this authorization will remain in effect until terminated by the board of directors. In March 2021, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the board of directors increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). During the fiscal year-ended December 31, 2022, NXP repurchased 8.3 million shares, for a total of approximately $1.4 billion under the trade for tax and 2021 Share Repurchase Program and during the fiscal year-ended December 31, 2023, NXP repurchased 5.5 million shares, for a total of approximately $1 billion under the trade for tax 2021 and 2022 Share Repurchase Program. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

Subject to Dutch corporate law and our articles of association, the board of directors of NXP may cancel shares acquired if authorized by the general meeting of shareholders. As with repurchases of our shares, it is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. The board of directors did not make use of the authorization during the fiscal year-ended December 31, 2023.

Under our Quarterly Dividend Program, interim dividends of $0.845 per ordinary share were paid on April 6, July 6, October 6, 2022 and January 6, 2023; and dividends of $1.014 were paid on April 5, July 6, October 5, 2023 and January 5, 2024.

	2023	2022
Dividends declared (per share)	4.056	3.380
Dividends declared (in millions)	1,048	885

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $11,175 million as of December 31, 2023, an increase of $10 million compared to December 31, 2022 ($11,165 million).
As of December 31, 2023, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $11,250 million (collectively the “Notes”), with $1,000 million payable within 12 months. Future interest payments associated with the Notes total $3,135 million, with $402 million payable within 12 months.
The Company had a net debt position (see section Use of Certain Non-GAAP Financial Measures) at December 31, 2023 of $6,904 million compared to $7,320 million as of December 31, 2022.

Additional capital requirements
We believe our current positions in cash and cash equivalents and short-term deposits, together with our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2023, the Company had purchase commitments of $4,184 million, of which $1,026 million is expected to be paid in the next 12 months. We expect operating cash outflows to remain elevated as we make payments under these purchase agreements.
•Amounts related to future lease payments for operating lease obligations at December 31, 2023 totaled $299 million, with $64 million expected to be paid within the next 12 months.
•The Company enters into certain technology license arrangements which are used in conjunction with research and development activities for product development. Payments for these technology licenses are made over varying time periods. Outstanding unpaid balances for technology licenses total $159 million as of December 31, 2023, of which $127 million is expected to be paid in the next 12 months.
•The Company has committed to invest approximately $550 million in the newly founded European Semiconductor Manufacturing Company (ESMC) GmbH, over the coming five years, of which approximately $83 million is expected to be paid in the next 12 months.
•Cash outflows for capital expenditures were $827 million in 2023, compared to $1,063 million in 2022. We expect to maintain similar levels of capital expenditures as a percentage of revenue in 2024, to support current and future manufacturing and production capacity needs.
•Our research and development expenditures were $2,418 million in 2023 and $2,148 million in 2022, and we expect to maintain similar levels of investment in research and development as a percentage of revenue in 2024.

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents and short term deposits, or require us to arrange for new debt and equity financing to fund the transaction. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. In the future, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness. Our business may not generate sufficient cash flow from operations, or we may not have enough capacity under the RCF Agreement, or from other sources in an amount sufficient to enable us to repay our indebtedness, including the RCF Agreement, the unsecured notes or to fund our other liquidity needs, including working capital and capital expenditure requirements. In any such case, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. See Part I, Item 1A. Risk Factors.

2023 Financing Activities

There were no significant financing activities during 2023.

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

Debt Position

Short-term Debt
As of December 31, 2023, we had $1,000 million short-term debt outstanding (December 31, 2022: no short-term debt outstanding).

Long-term Debt
As of December 31, 2023 and 2022, we had outstanding debt of:

($ in millions)	December 31, 2022	Accrual/release Original Issuance/Debt Discount and Debt Issuance Cost	Debt Exchanges/ Repurchase/ New Borrowings	December 31, 2023
U.S. dollar-denominated 4.875% senior unsecured notes due March 2024 (1)	998	2	—	1,000
U.S. dollar-denominated 2.7% senior unsecured notes due May 2025 (2)	498	1	—	499
U.S. dollar-denominated 5.35% senior unsecured notes due March 2026 (1)	498	1	—	499
U.S. dollar-denominated 3.875% senior unsecured notes due June 2026 (3)	748	—	—	748
U.S. dollar-denominated 3.15% senior unsecured notes due May 2027 (2)	498	—	—	498
U.S. dollar-denominated 4.4% senior unsecured notes due June 2027 (6)	496	1	—	497
U.S. dollar-denominated 5.55% senior unsecured notes due December 2028 (1)	497	—	—	497
U.S. dollar-denominated 4.3% senior unsecured notes due June 2029 (3)	993	1	—	994
U.S. dollar-denominated 3.4% senior unsecured notes due May 2030 (2)	994	—	—	994
U.S. dollar-denominated 2.5% senior unsecured notes due May 2031 (4)	993	1	—	994
U.S. dollar-denominated 2.65% senior unsecured notes due Feb 2032 (5)	992	1	—	993
U.S. dollar-denominated 5% senior unsecured notes due Jan 2033 (6)	989	1	—	990
U.S. dollar-denominated 3.25% senior unsecured notes due May 2041 (4)	988	1	—	989
U.S. dollar-denominated 3.125% senior unsecured notes due Feb 2042 (5)	492	—	—	492
U.S. dollar-denominated 3.25% senior unsecured notes due Nov 2051 (5)	491	—	—	491
	11,165	10	—	11,175
RCF Agreement (7)	—	—	—	—
Total long-term debt	11,165	10	—	11,175

(1)    On December 6, 2018, we issued $1,000 million aggregate principal amount of 4.875% Senior Unsecured Notes due 2024, $500 million aggregate principal amount of 5.35% Senior Unsecured Notes due 2026 and $500 million aggregate principal amount of 5.55% Senior Unsecured Notes due 2028.
(2)    On May 1, 2020, we issued $500 million aggregate principal amount of 2.7% Senior Unsecured Notes due 2025, $500 million aggregate principal amount of 3.15% Senior Unsecured Notes due 2027 and $1 billion aggregate principal amount of 3.4% Senior Unsecured Notes due 2030.
(3)    On June 18, 2019, we issued $750 million of 3.875% Senior Unsecured Notes due 2026 and $1 billion of 4.3% Senior Unsecured Notes due 2029.
(4) On May 11, 2021, we issued $1,000 million aggregate principal amount of 2.5% Senior Unsecured Notes due 2031 and $1,000 million aggregated principal amount of 3.25% Senior Unsecured Notes due 2041.
(5) On November 30, 2021, we issued $1,000 million aggregate principal amount of 2.65% Senior Unsecured Notes due 2032, $500 million aggregate principal amount of 3.125% Senior Unsecured Notes due 2042 and $500 million aggregated principal amount of 3.25% Senior Unsecured Notes due 2051.

(6)    On May 16, 2022, we issued $500 million aggregate principal amount of 4.4% Senior Unsecured Notes due 2027 and $1,000 million aggregate principal amount of 5% Senior Unsecured Notes due 2033.
(7)    On August 26, 2022, we entered into a $2.5 billion unsecured revolving credit facility agreement.

We may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. See the discussion in Part II, Item 7. Financial Condition, Liquidity and Capital Resources above.

Cash flows

Our cash and cash equivalents in 2023 increased by $15 million (excluding the effect of changes in exchange rates on our cash position of $2 million) as follows:

($ in millions)	Year ended December 31,
	2023	2022
Net cash provided by (used for) operating activities	3,513	3,895
Net cash (used for) provided by investing activities	(1,508)	(1,249)
Net cash provided by (used for) financing activities	(1,990)	(1,619)
Increase (decrease) in cash and cash equivalents	15	1,027

•Cash Flow from Operating Activities
For the year-ended December 31, 2023 our operating activities provided $3,513 million in cash. This was primarily the result of net income of $2,822 million, adjustments to reconcile the net income of $1,265 million and changes in operating assets and liabilities of $(594) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $1,106 million, share-based compensation of $411 million, a loss on equity securities of $1 million, results relating to equity-accounted investees of $7 million and changes in deferred taxes of $(267) million. Changes in operating assets and liabilities were primarily driven by a $353 million increase in inventories due to improved supply capabilities, $138 million increase in receivables and other current assets from prepayments to secure production supply with multiple vendors, and $119 million decrease in accounts payable and other liabilities as a result of timing related to payments.

For the year-ended December 31, 2022 our operating activities provided $3,895 million in cash. This was primarily the result of net income of $2,833 million, adjustments to reconcile the net income of $1,410 million and changes in operating assets and liabilities of $(372) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $1,250 million, share-based compensation of $364 million, amortization of the discount on debt and debt issuance costs of $9 million, a loss on extinguishment of debt of $18 million, a loss on equity securities of $4 million, results relating to equity-accounted investees of $1 million and changes in deferred taxes of $(236) million. Changes in operating assets and liabilities were primarily driven by a $593 million increase in inventories due increased production levels in order to align inventory on hand with expected demand, $106 million increase in receivables and other current assets from the accumulation of insignificant increases in numerous asset accounts within the "other" classification, and $633 million increase in accounts payable and other liabilities as a result of the increase of trade accounts payable to meet the increase in growth in our business and timing related to payments.

•Cash Flow from Investing Activities
Net cash used for investing activities amounted to $1,508 million for the year-ended December 31, 2023 and principally consisted of the cash outflows for capital expenditures of $827 million, $409 investments in short-term deposits, $179 million for the purchase of identified intangible assets, and $94 million for the purchase of investments.
Net cash used for investing activities amounted to $1,249 million for the year-ended December 31, 2022 and principally consisted of the cash outflows for capital expenditures of $1,063 million, $159 million for the purchase of identified intangible assets, $5 million for the purchase of equipment leased to others, $27 million purchases of interests in businesses (net of cash acquired), and $20 million purchase of investments, partly offset by $10 million from proceeds from return of equity investments and $13 million from proceeds from sale of investments.

•Cash Flow from Financing Activities
Net cash used for financing activities was $1,990 million for the year-ended December 31, 2023. This was primarily driven by the dividend payment to common stockholders of $1006 million, and purchase of treasury shares and restricted stock unit holdings of $1,053 million; partially offset by the $71 million proceeds from the issuance of common stock through stock plans.
Net cash used for financing activities was $1,619 million for the year-ended December 31, 2022. This was primarily driven by purchase of treasury shares and restricted stock unit holdings of $1,426 million, repurchase of long-term debt of $917 million, the dividend payment to common stockholders of $815 million, cash paid for debt issuance costs of $14 million; partially offset by the $1,496 million proceeds from the issuance of long-term debt and $59 million proceeds from the issuance of common stock through stock plans.

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

Summarized Statements of Income

($ in millions)	December 31, 2023

Revenue	8,064
Gross Profit	4,075
Operating income	1,508
Net income	715

Summarized Balance Sheets

As of
($ in millions)	December 31, 2023

Current assets	4,298
Non-current assets	11,773
Total assets	16,071

Current liabilities	2,005
Non-current liabilities	10,566
Total liabilities	12,571

Obligor's Group equity	3,500
Total liabilities and Obligor's Group equity	16,071

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (2023: $792 million). The Obligor Group has amounts due from equity financing (2023: $5,441 million) and due to debt financing (2023: $2,346 million) with non-guarantor subsidiaries.

Recent Legislation

Pillar Two
Many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Pillar Two legislation, focused on implementing a global minimum corporate tax, has been enacted in certain jurisdictions the Company operates. The legislation will be effective for the Company’s financial year beginning January 1, 2024. The Company is in scope of the enacted legislation and has performed an assessment of the Company’s potential exposure to Pillar Two income taxes. The assessment of the potential exposure to Pillar Two income taxes is based on the Company’s forecast for financial year-ended December 31, 2024 in combination with the most recent tax filings and country-by-country reporting for the constituent entities of the Company. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions that the Company operates in are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. The Company does not expect a material exposure to Pillar Two in those jurisdictions.

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

The vast majority of the Company’s revenue is derived from the sale of semiconductor products to distributors, Original Equipment Manufacturers (“OEMs”) and similar customers. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The estimate of variable consideration is not typically constrained because the Company has extensive experience with these contracts.

Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, and whether risks and rewards of ownership having transferred to the customer.

For sales to distributors, revenue is recognized upon transfer of control to the distributor. For some distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These conditions generally relate to the time period during which a return is allowed and reflect customary conditions in the particular geographic market. Other return conditions relate to circumstances arising at the end of a product life cycle, when certain distributors are permitted to return products purchased during a pre-defined period after the Company has announced a product’s pending discontinuance. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a small percentage of the sales of this type to distributors is actually returned. Repurchase agreements with OEMs or distributors are not entered into by the Company.

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

Postretirement benefits
The Company’s employees participate in pension and other postretirement benefit plans in many countries. The costs of pension and other postretirement benefits and related assets and liabilities with respect to the Company’s employees participating in defined benefit plans are based upon actuarial valuations.

The projected defined benefit obligation is calculated annually by qualified actuaries using the projected unit credit method. For the Company’s major plans, the discount rate is derived from market yields on high quality corporate bonds. Plans in countries without a deep corporate bond market use a discount rate based on the local government bond rates.

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

The Company determines the fair value of plan assets based on quoted prices or comparable prices for non-quoted assets. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement defined benefit plan it is the accumulated postretirement benefit obligation.

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

Use of Certain Non-GAAP Financial Measures
In addition to disclosing financial results in accordance with U.S. GAAP, this document contains references to net debt. Net debt is a non-GAAP financial measure and represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits. We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to calculating our net leverage.

The following is a reconciliation of net debt to the most directly comparable GAAP measure, total debt, as adjusted for our cash and cash equivalents our net debt was calculated as follows:

($ in millions)	2023	2022
Long-term debt	10,175	11,165
Short-term debt	1,000	—
Total debt	11,175	11,165
Less: cash and cash equivalents	(3,862)	(3,845)
Less: short-term deposits	(409)	—
Net debt	6,904	7,320
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

At December 31, 2023 our net asset related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $3 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

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
Our primary foreign currency exposure relates to the U.S. dollar to euro exchange rate. However, our foreign currency exposures also relate, but are not limited, to the Chinese Yuan, the India Rupee, the Japanese Yen, the Malaysian Ringgit, the Romanian Leu, the Singapore Dollar, the New Taiwan Dollar, the Thai Baht and the Swiss Franc.

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NXP Semiconductors N.V. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)”, and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Revenue recognition – Variable consideration under the distributor incentive programs
Description of the Matter

As described in Note 2 to the consolidated financial statements, revenue is recorded for customers based on the amount that is expected to be collected, which considers whether the price is subject to a refund or adjustment. This variable consideration is estimated and reflects the impact of distributor incentive programs. The Company’s policy is to estimate such variable consideration using the most likely amount method, which takes into account the contractual terms, historical experience of rebate rates, as well as a prospective view of products and pricing for distributors who participate in a distributor incentive program.

Auditing management’s estimate of variable consideration under the distributor incentive programs is complex, due to the uncertainty inherent to the estimate, the application of management judgment, and the significant assumptions as noted above utilized in estimating the variable consideration.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the variable consideration of the distributor incentive programs. For example, we tested controls over management’s review of the assumptions used, results of calculations and assessment of the underlying data.

To test management's estimate of the variable consideration of the distributor incentive programs, our audit procedures included, among others, evaluating the estimation methodology used, the significant assumptions described above, and the underlying data used by the Company. We evaluated the estimation methodology used by management against the requirements of ASC 606 and industry practice. To evaluate the significant assumptions used by management, we compared them to the forecasted pricing environment, as well as to historical results and practices of the Company. Our audit procedures to test the completeness and accuracy of data inputs used by the Company included vouching distributor inventory on hand, rebate rates used and amounts of unclaimed distributor resales to contractual agreements, external confirmations and historical price and claim data, as appropriate. We recalculated the estimate using management’s model. We also assessed the accuracy of management’s estimates by testing a sample of actual claimed allowances subsequent to year-end, against the period-end estimate.

/s/ Ernst & Young Accountants LLP

We have served as the Company’s auditor since 2020.

Eindhoven, the Netherlands
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on Internal Control Over Financial Reporting
We have audited NXP Semiconductors N.V. internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NXP Semiconductors N.V. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young Accountants LLP

Eindhoven, the Netherlands
February 22, 2024

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2023	2022	2021
Revenue	13,276	13,205	11,063
Cost of revenue	(5,723)	(5,688)	(4,996)

Gross profit	7,553	7,517	6,067

Research and development	(2,418)	(2,148)	(1,936)
Selling, general and administrative	(1,159)	(1,066)	(956)
Amortization of acquisition-related intangible assets	(300)	(509)	(592)
Total operating expenses	(3,877)	(3,723)	(3,484)
Other income (expense)	(15)	3	—

Operating income (loss)	3,661	3,797	2,583

Financial income (expense):
Extinguishment of debt	—	(18)	(22)
Other financial income (expense)	(309)	(416)	(381)

Income (loss) before income taxes	3,352	3,363	2,180

Benefit (provision) for income taxes	(523)	(529)	(272)
Results relating to equity-accounted investees	(7)	(1)	(2)

Net income (loss)	2,822	2,833	1,906

Less: Net income (loss) attributable to non-controlling interests	25	46	35
Net income (loss) attributable to stockholders	2,797	2,787	1,871

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	10.83	10.64	6.91
– Diluted	10.70	10.55	6.79

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	258,381	261,879	270,687
– Diluted	261,370	264,053	275,646
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2023	2022	2021
Net income (loss)	2,822	2,833	1,906

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges *	2	(1)	(11)
Change in foreign currency translation adjustment	42	(72)	(74)
Change in net actuarial gain (loss)	(30)	101	16

Total other comprehensive income (loss)	14	28	(69)

Total comprehensive income (loss)	2,836	2,861	1,837

Less: Comprehensive income (loss) attributable to non-controlling interests	25	46	35

Total comprehensive income (loss) attributable to stockholders	2,811	2,815	1,802
*    Reclassification adjustments included in Cost of revenue, Selling, general and administrative, Research and development and Results relating to equity-accounted investees in the Consolidated Statements of Operations.
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	3,862	3,845
Short-term deposits	409	—
Accounts receivables, net	894	960
Inventories, net	2,134	1,782
Other current assets	565	348
Total current assets	7,864	6,935

Non-current assets:
Other non-current assets	2,289	1,942
Property, plant and equipment, net	3,323	3,105
Identified intangible assets, net	922	1,311
Goodwill	9,955	9,943
Total non-current assets	16,489	16,301

Total assets	24,353	23,236
Liabilities and equity
Current liabilities:
Accounts payable	1,164	1,185
Restructuring liabilities - current	92	19
Other current liabilities	1,855	2,066
Short-term debt	1,000	—
Total current liabilities	4,111	3,270

Non-current liabilities:
Long-term debt	10,175	11,165
Restructuring liabilities	9	1
Deferred tax liabilities	44	45
Other non-current liabilities	1,054	1,015
Total non-current liabilities	11,282	12,226
Equity:
Non-controlling interests	316	291
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2022: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2022: 430,503,000 shares)
Issued and fully paid: 274,519,638 shares (2022: 274,519,638 shares)	56	56
Capital in excess of par value	14,501	14,091
Treasury shares, at cost: 17,329,585 shares (2022: 15,056,232 shares)	(3,210)	(2,799)
Accumulated other comprehensive income (loss)	90	76
Accumulated deficit	(2,793)	(3,975)
Total Stockholders’ equity	8,644	7,449
Total equity	8,960	7,740
Total liabilities and equity	24,353	23,236
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	2,822	2,833	1,906
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,106	1,250	1,262
Share-based compensation	411	364	353
Amortization of discount (premium) on debt, net	2	2	1
Amortization of debt issuance costs	8	7	7
Net (gain) loss on sale of assets	(1)	—	(1)
(Gain) loss on extinguishment of debt	—	18	22
Results relating to equity-accounted investees	7	1	2
(Gain) loss on equity securities, net	(1)	4	2
Deferred tax expense (benefit)	(267)	(236)	(20)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(138)	(106)	(176)
(Increase) decrease in inventories	(353)	(593)	(159)
Increase (decrease) in accounts payable and accrued liabilities	(119)	633	248
Decrease (increase) in other non-current assets	16	(306)	(350)
Exchange differences	22	17	(5)
Other items	(2)	7	(15)
Net cash provided by (used for) operating activities	3,513	3,895	3,077
Cash flows from investing activities:
Purchase of identified intangible assets	(179)	(159)	(132)
Capital expenditures on property, plant and equipment	(827)	(1,063)	(767)
Purchase of equipment leased to others	—	(5)	(33)
Insurance recoveries received for equipment damage	—	—	10
Proceeds from disposals of property, plant and equipment	1	2	1
Purchase of interests in businesses, net of cash acquired	—	(27)	(23)
Investment in short-term deposits	(409)	—	—
Purchase of investments	(94)	(20)	(8)
Proceeds from the sale of investments	—	13	8
Proceeds from return of equity investments	—	10	10
Net cash provided by (used for) investing activities	(1,508)	(1,249)	(934)
Cash flows from financing activities:
Repurchase of long-term debt	—	(917)	(1,021)
Proceeds from the issuance of long-term debt	—	1,496	4,000
Cash paid for debt issuance costs	—	(14)	(47)
Dividends paid to common stockholders	(1,006)	(815)	(562)
Proceeds from issuance of common stock through stock plans	71	59	62

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)
Purchase of treasury shares and restricted stock unit withholdings	(1,053)	(1,426)	(4,015)
Other, net	(2)	(2)	(2)
Net cash provided by (used for) financing activities	(1,990)	(1,619)	(1,585)
Effect of changes in exchange rates on cash positions	2	(12)	(3)
Increase (decrease) in cash and cash equivalents	17	1,015	555
Cash and cash equivalents at beginning of period	3,845	2,830	2,275
Cash and cash equivalents at end of period	3,862	3,845	2,830
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	261	323	356
Income taxes, net of refunds	919	558	353

Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	1	2	1
Book value of these assets	—	(2)	—

Non-cash investing activities:
Non-cash capital expenditures	266	232	243

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2023, 2022 and 2021

($ in millions, unless otherwise stated)	Out-standing number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu-lated other compre-hensive income (loss)	Accumu-lated deficit	Total stock-holders’ equity	Non- con-trolling interests	Total equity
Balance as of January 1, 2021	280,475	59	14,133	(1,037)	117	(4,328)	8,944	207	9,151

Net income (loss)						1,871	1,871	35	1,906
Other comprehensive income					(69)		(69)		(69)
Share-based compensation plans			341				341		341
Shares issued pursuant to stock awards	5,104			525		(463)	62		62
Treasury shares repurchased and retired	(20,629)	(3)	(747)	(1,420)		(1,845)	(4,015)		(4,015)
Dividends common stock						(606)	(606)		(606)
Balance as of December 31, 2021	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770

Net income (loss)						2,787	2,787	46	2,833
Other comprehensive income					28		28		28
Share-based compensation plans			364				364		364
Shares issued pursuant to stock awards	2,843			562		(503)	59		59
Treasury shares repurchased and retired	(8,330)			(1,429)			(1,429)		(1,429)
Change in participation						(3)	(3)	3	—
Dividends common stock						(885)	(885)		(885)
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740

Net income (loss)						2,797	2,797	25	2,822
Other comprehensive income					14		14		14
Share-based compensation plans			410				410		410
Shares issued pursuant to stock awards	3,187			638		(567)	71		71
Treasury shares repurchased and retired	(5,460)			(1,049)			(1,049)		(1,049)
Dividends common stock						(1,048)	(1,048)		(1,048)
December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960
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

The vast majority of the Company’s revenue is derived from the sale of semiconductor products to distributors, Original Equipment Manufacturers (“OEMs”) and similar customers. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The process of evaluating these factors is subjective and requires estimates including, but not limited to, forecasted demand, returns, pricing assumptions and inventory levels. The estimate of variable consideration is not typically constrained because the Company has extensive experience with these contracts.

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

For sales to distributors, revenue is recognized upon transfer of control to the distributor. For some distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These conditions generally relate to the time period during which a return is allowed and reflect customary conditions in the particular geographic market. Other return conditions relate to circumstances arising at the end of a product life cycle, when certain distributors are permitted to return products purchased during a pre-defined period after the Company has announced a product’s pending discontinuance. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a small percentage of the sales of this type to distributors is actually returned. Repurchase agreements with OEMs or distributors are not entered into by the Company.

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

Cash and cash equivalents
Cash and cash equivalents include all cash balances and short-term highly liquid investments with a maturity of three months or less at acquisition that are readily convertible into known amounts of cash. Cash and cash equivalents are stated at face value which approximates fair value. Short-term deposits representing cash equivalents with original maturity beyond three months are reported as current assets in the line “Short-term deposits” of the consolidated balance sheets.

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

Leases
We determine if an arrangement is a lease at inception of the arrangement. Once it is determined that an arrangement is, or contains, a lease, that determination should only be reassessed if the legal arrangement is modified. Changes to assumptions such as market-based factors do not trigger a reassessment. Determining whether a contract contains a lease requires judgment. In general, arrangements are considered to be a lease when all of the following apply:
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

With the exception of eight instances (with a combined value of $61 million), the Company’s lease arrangements are all operating leases.

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

Significant judgment is required in estimating the fair value of acquired intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and our assumed market segment share, as well as the estimated useful life of intangible assets. Further judgment is required in estimating the fair values of deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date, as well as inventory, property, plant and equipment, pre-existing liabilities or legal claims and contingent consideration, each as may be applicable.

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

The following table sets out the exchange rates for U.S. dollars from euros applicable for translation of NXP’s financial statements for the periods specified.

	$ per € 1
	period end	average(1)	high	low
Year-ended December 31, 2023	1.1073	1.0829	1.0540	1.1073
Year-ended December 31, 2022	1.0670	1.0559	0.9694	1.1325
Year-ended December 31, 2021	1.1325	1.1818	1.1325	1.2280
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

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Euro	926	579
Chinese renminbi	252	258
Indian rupee	33	23
Japanese yen	17	31
Malaysian ringgit	117	119
Romanian leu	34	8
Singapore dollar	110	88
Swiss franc	34	28
New Taiwan dollar	211	203
Thai baht	110	107
Other	70	31

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

Pillar Two legislation, focused on implementing a global minimum corporate tax, has been enacted in certain jurisdictions the Company operates. The legislation will be effective for the Company’s financial year beginning January 1, 2024. The Company is in scope of the enacted legislation and has performed an assessment of the Company’s potential exposure to Pillar Two income taxes. The assessment of the potential exposure to Pillar Two income taxes is based on the Company’s forecast for financial year-ended December 31, 2024 in combination with the most recent tax filings and country-by-country reporting for the constituent entities of the Company. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions that the Company operates in are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. The Company does not expect a material exposure to Pillar Two in those jurisdictions.

Postretirement benefits
The Company’s employees participate in pension and other postretirement benefit plans in many countries. The costs of pension and other postretirement benefits and related assets and liabilities with respect to the Company’s employees participating in the various plans are based upon actuarial valuations.

Some of the Company’s defined benefit pension plans are funded with plan assets that have been segregated and restricted in a trust, foundation or insurance company to provide for the pension benefits to which the Company has committed itself.

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

Contributions to defined contribution and multi-employer pension plans are recognized as an expense in the statements of operations as incurred.

The Company determines the fair value of plan assets based on quoted prices or comparable prices for non-quoted assets. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement defined benefit plan it is the accumulated postretirement benefit obligation.

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

Concentration of risk
Financial instruments, including derivative financial instruments, that may potentially subject NXP to concentrations of credit risk, consist principally of cash and cash equivalents, short-term deposits, short-term investments, long-term investments, accounts receivable and forward contracts.

We sell our products to OEMs and to distributors in various markets, who resell these products to OEMs or to their subcontract manufacturers. One of our distributors accounted for 21% of our revenue in 2023, 20% in 2022 and 18% in 2021. No other distributor accounted for greater than 10% of our revenue for 2023, 2022 or 2021. No individual OEM for which we had direct sales to accounted for more than 10% of our revenue for 2023, 2022 or 2021.

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

Recent accounting standards
New Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements on reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within each reported measure of segment profit or loss, requires disclosure of the position and title of the CODM, requires that a public entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280, and contains other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. In addition, the amendments require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and, disclosure of income tax expense (or benefit) from continuing operations disaggregated. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

Note 3 – Acquisitions and Divestments

2023
There were no material acquisitions or divestments during 2023.

2022
On July 19, 2022, we acquired PL Sense for a total consideration of $22.1 million, net of closing adjustments.

2021
On July 6, 2021, we acquired Retune DSP for a total consideration of $15.7 million, net of closing adjustments.

Note 4 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2023	2022	2021
Distributors	7,195	7,261	6,325
Original Equipment Manufacturers and Electronic Manufacturing Services	5,963	5,775	4,587
Other	118	169	151
Total	13,276	13,205	11,063

Government assistance
The Company primarily benefits from country specific R&D tax credits ("RTC") (for the period ending December 31, 2023: $80 million) as well as direct grants in different jurisdictions (for the period ending December 31, 2023: $43 million).

The grants recorded in operating income are included in the following line items in the statement of operations:

	2023	2022
Cost of Revenue	5	3
Research & Development	116	83
Selling, General and Administrative	2	2
	123	88
The classification of the grants' related assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2023	2022
Other current assets	95	57
Other non-current assets	71	57
Other current liabilities	25	15
Other non-current liabilities	4	4

The duration of our RTC is indefinite while subject to future policy changes in the respective countries. RTC amounts received are subject to regular audits by the relevant governments. RTC receivables are, depending on their jurisdiction, settled against income or payroll taxes, or paid in cash within a maximum period of three years.

Our direct grants include those awarded under the European 2nd Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI ME/CT”). During the fourth quarter of 2023, the Company was granted IPCEI ME/CT government assistance in multiple EU member states. The duration of the IPCEI ME/CT grants is planned to run until the end of 2029. The conditions to receive the IPCEI ME/CT government assistance include restrictions on eligible expenditures, employment retention, annual budget appropriations by the member states, compliance with member states’ regulations and project objectives and results, as well as repayment conditions.

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2023	2022	2021
Depreciation of property, plant and equipment	652	605	551
Amortization of internal use software	20	12	7
Amortization of other identified intangible assets (*)	434	633	704
	1,106	1,250	1,262
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

The following table presents the split of other income (expense):

	2023	2022	2021
Result from MSA and TSA arrangements	(11)	2	(2)
Other, net	(4)	1	2
Total	(15)	3	—

Financial income (expense)

	2023	2022	2021
Interest income	187	61	4
Interest expense	(438)	(427)	(369)
Net gain (loss) on extinguishment of debt	—	(18)	(22)
Total other financial income (expense)	(58)	(50)	(16)
Total	(309)	(434)	(403)

Balance Sheet Information

Cash and cash equivalents
At December 31, 2023 and December 31, 2022, our cash balance was $3,862 million and $3,845 million, respectively, of which $214 million and $227 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2023 and 2022, no dividend was paid by SSMC.

Equity Investments
At December 31, 2023 and December 31, 2022, the total carrying value of investments in equity securities is summarized as follows:

	2023	2022
Marketable equity securities	12	9
Non-marketable equity securities	55	18
Equity-accounted investments	101	71
	168	98

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2023		2022
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.	8.41%	42	8.41%	38
SigmaSense, LLC	10.64%	33	—	—
Others	—	26	—	33
		101		71

Results related to equity-accounted investees at the end of each period were as follows:

	2023	2022	2021
Company’s share in income (loss)	(7)	4	(1)
Other results	—	(5)	(1)
	(7)	(1)	(2)

Other current liabilities
Other current liabilities at December 31, 2023 and December 31, 2022 consisted of the following:

	2023	2022
Accrued compensation and benefits	500	467
Customer programs	280	432
Income taxes payable	170	296
Dividend payable	261	219
Other	644	652
	1,855	2,066

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

Note 5 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate. The restructuring charges for 2023 consist of $106 million for personnel related costs for specific targeted actions under new global restructuring programs, offset by an $8 million release for an earlier program. During 2022 and 2021, there were no new significant restructuring programs.

The following table presents the changes in the position of restructuring liabilities in 2023:

	Balance January 1, 2023	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2023
Restructuring liabilities	20	106	(16)	(8)	(1)	101
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2023 of $101 million is classified in the Consolidated Balance Sheets under current liabilities ($92 million) and non-current liabilities ($9 million).

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

The components of restructuring charges recorded in 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Personnel lay-off costs	104	(1)	1
Other exit costs	2	1	—
Release of provisions/accruals	(8)	(7)	—
Net restructuring charges	98	(7)	1

The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2023	2022	2021
Cost of revenue	11	(3)	—
Research & development	59	(2)	1
Selling, general and administrative	28	(2)	—
Net restructuring charges	98	(7)	1

Note 6 - Income Taxes
In 2023, NXP generated income before income taxes of $3,352 million (2022: income of $3,363 million; 2021: income of $2,180 million). The components of income (loss) before income taxes are as follows:

	2023	2022	2021
Netherlands	1,398	1,520	942
Foreign	1,954	1,843	1,238
	3,352	3,363	2,180
The components of income tax benefit (expense) are as follows:

	2023	2022	2021
Current taxes:
Netherlands	(281)	(285)	(106)
Foreign	(509)	(480)	(186)
	(790)	(765)	(292)
Deferred taxes:
Netherlands	4	(10)	10
Foreign	263	246	10
	267	236	20
Total income tax benefit (expense)	(523)	(529)	(272)

A reconciliation of the statutory income tax rate in the Netherlands as a percentage of income (loss) before income taxes and the effective income tax rate is as follows:

	2023		2022		2021
	amount	%	amount	%	amount	%
Statutory income tax rate in the Netherlands	865	25.8	868	25.8	545	25.0

Rate differential between the local statutory rates and the statutory rate of the Netherlands	(77)	(2.3)	(80)	(2.4)	(42)	(1.9)
Net change in valuation allowance	(3)	(0.1)	—	—	(20)	(0.9)
Non-deductible expenses/losses	60	1.8	56	1.7	53	2.5
Netherlands tax incentives	(111)	(3.3)	(113)	(3.4)	(69)	(3.2)
Foreign tax incentives	(251)	(7.5)	(266)	(7.9)	(163)	(7.5)
Changes in estimates of prior years' income taxes	(17)	(0.5)	(2)	(0.1)	(21)	(1.0)
Withholding taxes	13	0.4	8	0.3	(8)	(0.4)
Other differences	44	1.3	58	1.7	(3)	(0.1)
Effective tax rate	523	15.6	529	15.7	272	12.5
.

We recorded an income tax expense of $523 million in 2023, which reflects an effective tax rate of 15.6% compared to an expense of $529 million and an effective rate of 15.7% in 2022. The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance, non-deductible expenses and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:
•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. In 2023, the foreign tax incentives are lower compared to 2022 primarily due to less qualifying investments. For 2022, the foreign tax and Netherlands tax incentives were higher than 2021 by $147 million, mainly due to the fact that NXP benefited from higher qualifying income and also taking into account the effect of specific U.S. tax law that became effective as from 2022.
•The movement in the valuation allowance was mostly due to new Dutch corporate income tax law applicable as from 2019. A portion of the interest expenses is non-deductible in the year it is recorded but can be carried forward without expiration. The release of the valuation allowance in 2021 is due to higher qualifying income compared to 2020 and 2019.
•The higher favorable changes in estimates of prior years' income taxes in 2023 is primarily as a result of new guidance released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.
•The movement in the withholding taxes in 2022 as compared to 2021 is mainly due to considering more undistributed earnings as indefinitely reinvested in 2021, resulting in a 2021 tax benefit of $17 million.
•The other differences tax expense in 2023 and 2022 are mainly relating to excess tax benefits, unrecognized tax benefits, FX-effects and taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. compared to the same period in 2021. GILTI is recognized as a current period expense when incurred.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $13 million in 2023 (2022: $17 million; 2021: $14 million). The benefit of this tax holiday on net income per share (diluted) was $0.05 in 2023 (2022: $0.07; 2021: $0.05).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2023	2022
Operating loss and tax credit carryforwards	273	287
Disallowed interest and tax incentive carryforwards	31	41
Identified intangible assets, net	600	331
Property, plant and equipment, net	8	—
Other accrued liabilities	111	111
Pensions	63	51
Other non-current liabilities	47	55
Share-based compensation	10	11
Restructuring liabilities	23	3
Receivables	118	126
Inventories	16	14
Total Deferred Tax Assets	1,300	1,030
Valuation allowance	(144)	(154)
Total Deferred Tax Assets, net of valuation allowance	1,156	876

Undistributed earnings of foreign subsidiaries	(36)	(33)
Property, plant and equipment, net	—	(11)
Goodwill	(115)	(97)
Other current and non-current assets	(57)	(64)
Total Deferred Tax Liabilities	(208)	(205)
Net Deferred Tax Position	948	671

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2023	2022
Deferred tax assets within other non-current assets	992	716
Deferred tax liabilities within non-current liabilities	(44)	(45)
	948	671

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance decreased by $10 million during 2023 (2022: $7 million decrease). Besides the net change in the valuation allowance of $3 million this mainly includes a decrease of the valuation allowance due to expiration of tax attributes for $4 million and for the remainder due to changes in estimates of prior years' income taxes.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2023, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2023 tax loss carryforwards of $398 million (inclusive of $79 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2023	2024	2025	2026	2027	2028	2029-2033	later	unlimited
Tax loss carryforwards	398	3	7	7	4	—	74	3	300
This overview is excluding carried forward tax incentives of $130 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $227 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2023	2024	2025	2026	2027	2028	2029-2033	later	unlimited
Tax credit carryforwards	227	10	18	22	7	7	58	56	49

The net income tax payable (excluding the liability for unrecognized tax benefits) as of December 31, 2023 amounted to $117 million (2022: net income tax payable of $268 million) and includes amounts directly receivable from or payable to tax authorities.

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $36 million at December 31, 2023 (2022: $33 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. The Company considers $614 million of the undistributed earnings indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings, the Company would be subject to tax of $54 million, which is not recognized as deferred tax liability at December 31, 2023.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2023	2022	2021
Balance as of January 1	173	176	161
Translation differences	—	(4)	(1)
Lapse of statute of limitations	(3)	(3)	(1)
Increases from tax positions taken during prior periods	13	1	7
Decreases from tax positions taken during prior periods	(3)	(4)	(1)
Increases from tax positions taken during current period	11	11	11
Decreases relating to settlements with the tax authorities	(5)	(4)	—
Balance as of December 31	186	173	176

Of the total unrecognized tax benefits at December 31, 2023, $165 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2023 amounted to a $16 million expense (2022: $1 million expense; 2021: $5 million expense). As of December 31, 2023, the Company has recognized a liability for related interest and penalties of $32 million (2022: $16 million; 2021: $18 million). It is reasonably possible that the total amount of unrecognized tax benefits may significantly increase/decrease within the next 12 months of the reporting date due to, for example, completion of tax examinations. It is estimated that this reasonably possible change will not be significant.

The Company files income tax returns in the Netherlands, the United States of America and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2018, 2020-2022), Germany (2017-2022), USA (2005-2022), China (2013-2022), Taiwan (2018-2022), Thailand (2018-2022), Malaysia (2016-2022) and India (2004, 2006-2022).

Note 7 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2023	2022
Accounts receivable from third parties	894	961
Allowance for credit loss	—	(1)
	894	960

The following table presents accounts receivable, net disaggregated by sales channel:

	2023	2022
Distributors	18	10
Original Equipment Manufacturers and Electronic Manufacturing Services	847	926
Other	29	24
	894	960

Note 8 - Inventories, net
Inventories are summarized as follows:

	2023	2022
Raw materials	113	151
Work in process	1,633	1,308
Finished goods	388	323
	2,134	1,782

The portion of finished goods stored at customer locations under consignment amounted to $11 million as of December 31, 2023 (2022: $8 million).

The amounts recorded above are net of an allowance for obsolescence of $189 million as of December 31, 2023 (2022: $125 million).

Note 9 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2023	2022
Land		163	162
Buildings	9 to 50	1,774	1,553
Machinery and installations	2 to 10	5,301	5,043
Other Equipment	1 to 10	986	896
Prepayments and construction in progress		759	665
		8,983	8,319
Less accumulated depreciation		(5,660)	(5,214)
Property, plant and equipment, net of accumulated depreciation		3,323	3,105

Note 10 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2022
Cost	4,715
Accumulated amortization/impairment	(3,021)
Book value	1,694
Changes in book value:
Acquisitions/additions	264
Amortization	(644)
Impairment	(1)
Translation differences	(2)
Total changes	(383)
Balance as of December 31, 2022
Cost	3,194
Accumulated amortization/impairment	(1,883)
Book value	1,311
Changes in book value:
Acquisitions/additions	64
Amortization	(454)
Translation differences	1
Total changes	(389)
Balance as of December 31, 2023
Cost	2,264
Accumulated amortization/impairment	(1,342)
Book value	922

Identified intangible assets as of December 31, 2023 and 2022 respectively were composed of the following:

	December 31, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	70	—	70	—
Marketing-related	—	—	—	—
Customer-related	788	(352)	788	(307)
Technology-based	1,406	(990)	2,336	(1,576)
Identified intangible assets	2,264	(1,342)	3,194	(1,883)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.
The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2024	294
2025	173
2026	92
2027	61
2028	58
Thereafter	244
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of December 31, 2023.

Note 11 - Goodwill
The changes in goodwill in 2023 and 2022 were as follows:

	2023	2022
Balances as of January 1
Cost	10,057	10,075
Accumulated impairment	(114)	(114)
Book value	9,943	9,961
Changes in book value:
Acquisitions	—	8
Translation differences	12	(26)
Total changes	12	(18)
Balances as of December 31
Cost - Balance	10,069	10,057
Accumulated impairment - Balance	(114)	(114)
Book value - Balance	9,955	9,943
No goodwill impairment charges were required to be recognized in 2023 or 2022.

The fair value of the reporting unit substantially exceeds the carrying value of the reporting unit.
See Note 3, “Acquisitions and Divestments.”

Note 12 - Postretirement Benefit Plans

Pensions
Our employees participate in employee pension plans in accordance with legal requirements, customs and the related matters in the respective countries. These are defined benefit pension plans, defined contribution plans and multi-employer plans.

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry, it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,527 companies and 612,500 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will remain 27.98% in 2024, same as 2023.

PME multi-employer plan	2023	2022	2021
NXP’s contributions to the plan	38	33	37
(including employees’ contributions)	8	6	5
Average number of NXP’s active employees participating in the plan	2,338	2,197	2,075
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2023 was $123 million (2022: $116 million; 2021: $112 million) of which $69 million (2022: $62 million; 2021: $52 million) represents defined contribution plans and $30 million (2022: $27 million; 2021: $32 million) represents the PME multi-employer plans.

Defined benefit plans
The benefits provided by defined benefit plans are based on employees’ years of service and compensation levels. Contributions are made by the Company, as necessary, to provide assets sufficient to meet the benefits payable to defined benefit pension plan participants.

These contributions are determined based upon various factors, including funded status, legal and tax considerations as well as local customs. The Company funds certain defined benefit pension plans as claims are incurred.

The total ongoing cost of defined benefit plans amounted to $24 million in 2023 (2022: a cost of $27 million; 2021: a cost of $28 million).

The table below provides a summary of the changes in the pension benefit obligations and defined benefit pension plan assets for 2023 and 2022, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the Consolidated Balance Sheets.

	2023	2022
Projected benefit obligation
Projected benefit obligation at beginning of year	537	730
Service cost	12	15
Interest cost	18	8
Actuarial (gains) and losses	47	(146)
Curtailments and settlements	—	—
Benefits paid	(21)	(19)
Exchange rate differences	12	(51)
Projected benefit obligation at end of year	605	537
Plan assets
Fair value of plan assets at beginning of year	202	222
Actual return on plan assets	9	(5)
Employer contributions	20	22
Curtailments and settlements	—	—
Benefits paid	(20)	(19)
Exchange rate differences	2	(18)
Fair value of plan assets at end of year	213	202
Funded status	(392)	(335)
Classification of the funded status is as follows
– Prepaid pension cost within non-current assets	8	14
– Accrued pension cost within other non-current liabilities	(388)	(339)
– Accrued pension cost within accrued liabilities	(12)	(10)
Total	(392)	(335)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	576	509
Plans with assets less than accumulated benefit obligation (including unfunded plans)
– Fair value of plan assets	87	84
– Accumulated benefit obligations	459	407
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	17	175
– Net actuarial loss (gain)	43	(145)
– Exchange rate differences	—	(13)
Total AOCI at end of year	60	17

The net amount of projected benefit obligation and plan assets for all underfunded (including unfunded) pension plans was $392 million and $335 million at December 31, 2023 and 2022, respectively, and was classified as liabilities and non-current assets in the Consolidated Balance Sheets.

For the year ended December 31, 2023, actuarial losses were primarily related to decreases in discount rates of approximately 10 basis points on a weighted basis and experience losses related to salary and pension indexation adjustments being higher than our long-term assumptions. For the year ended December 31, 2022, actuarial gains were primarily related to increases in discount rates of approximately 200 basis points on a weighted basis and updates to mortality table benchmarks in various countries.

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2023	2022
Discount rate	3.2%	3.3%
Rate of compensation increase	2.2%	2.2%
The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2023	2022	2021
Discount rate	3.3%	1.2%	0.8%
Expected returns on plan assets	2.9%	2.6%	2.6%
Rate of compensation increase	2.2%	1.9%	1.6%

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

The components of net periodic pension costs were as follows:

	2023	2022	2021
Service cost	12	15	18
Interest cost on the projected benefit obligation	18	8	6
Expected return on plan assets	(6)	(5)	(6)
Amortization of net (gain) loss	—	9	10
Curtailments & settlements	—	—	—
Net periodic cost	24	27	28

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the Consolidated Statements of Operations.

Plan assets
The actual pension plan asset allocation at December 31, 2023 and 2022 is as follows:

	2023	2022
Asset category:
Equity securities	26%	32%
Debt securities	38%	34%
Insurance contracts	7%	7%
Other	29%	27%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $213 million include $175 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2023			2022
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	49	—	—	59	—
Debt securities	18	38	—	3	42	—
Insurance contracts	—	14	—	—	14	—
Other	4	27	25	—	27	22
	22	128	25	3	142	22

The Company currently expects to make $15 million of employer contributions to defined benefit pension plans and $11 million of expected cash payments in relation to unfunded pension plans in 2024.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2024	24
2025	25
2026	28
2027	29
2028	31
Years 2029-2033	184

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the U.S. which are accounted for as defined benefit plans.

The accumulated postretirement benefit obligation at the end of 2023 equals $2 million (2022: $3 million).

Note 13 - Debt

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2023 and 2022:

	2023			2022
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	1,000	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		11,250		11,250
Unamortized discounts, premiums and debt issuance costs		(75)		(85)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,175		11,165
Current portion of long-term debt		(1,000)		—
Long-term debt		10,175		11,165

	Range of interest rates	Average rate of interest	Principal amount outstanding 2023	Due in 2024	Due after 2024	Due after 2028	Average remaining term (in years)	Principal amount outstanding 2022
USD notes	2.5%- 5.55%	3.8%	11,250	1,000	10,250	7,000	7.68	11,250
Revolving Credit Facility (RCF) (1)	—%	—%	—	—	—	—	—	—
Bank borrowings	—%	—%	—	—	—	—	—	—
			11,250	1,000	10,250	7,000	7.68	11,250
(1)We do not have any borrowings under the $2,500 million RCF as of December 31, 2023.

As of December 31, 2023, the following principal amounts of long-term debt are due in the next 5 years:

2024	1,000
2025	500
2026	1,250
2027	1,000
2028	500
Due after 5 years	7,000
11,250

As of December 31, 2023, the book value of our outstanding long-term debt was $11,250 million, less debt issuance costs of $44 million and original issuance/debt discount of $31 million.

As of December 31, 2023, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 7.7 years.

Accrued interest as of December 31, 2023 is $90 million (December 31, 2022: $99 million).

2023 Financing Activities

There were no significant financing activities during 2023.

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
No portion of long-term and short-term debt as of December 31, 2023 and December 31, 2022 has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2023.
Note 14 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 11 years (land leases 5 to 66 years), some of which may include options to extend the leases for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2023, assets recorded under finance leases amounted to $82 million and accumulated depreciation associated with finance leases was $21 million (December 31, 2022: $82 million and $18 million, respectively). Finance lease liabilities amounted to $19 million as of December 31, 2023 (December 31, 2022: $21 million).

The components of operating lease expense were as follows

	2023	2022	2021

Operating lease cost	68	66	66

Other information related to operating leases was as follows:

Supplemental cash flows information:
Operating cash flows from operating leases	66	66	64

Right-of-use assets obtained in exchange for lease obligations	55	91	67

Weighted average remaining lease term	6 years	6 years	6 years
Weighted average discount rate	4%	4%	2%
Future minimum lease payments for operating leases as of December 31, 2023 were as follows:

As of
December 31, 2023

2024	64
2025	58
2026	53
2027	32
2028	26
Thereafter	66
Total future minimum lease payments	299
Less: imputed interest	40
Total	259
Rent expense amounted to $11 million in 2023 compared to $11 million in 2022 and $10 million in 2021 (containing services related to leased assets as well as short-term leases).

Lease liabilities related to operating leases are split between current and non-current:

	As of December 31,
	2023	2022

Other current liabilities	55	55
Other non-current liabilities	204	202
Total	259	257
Operating lease right-of-use assets are $250 million as of December 31, 2023 (December 31, 2022: $250 million) and are included in other non-current assets in the consolidated balance sheet.

Note 15 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2023, the Company had purchase commitments of $4,184, which are due through 2044.

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

Impinj Patent Litigation
We are involved in a dispute with Impinj, Inc. (“Impinj”) regarding the infringement of IP rights. Impinj has initiated a number of lawsuits alleging infringement of their IP rights by certain of our products and we have initiated a lawsuit and countersuit alleging infringement of our IP rights by certain products of Impinj. Specifically, on June 6, 2019, Impinj filed a complaint against us in the U.S District Court for the Northern District of California (the “Court”) alleging that certain of our products (NXP’s UCODE8 and UCODE 9 integrated circuits) infringed 26 Impinj patents. The case was subsequently narrowed to two patents: U.S. patent nos. 9,633,302 (the “’302 patent”) and 8,115,597 (the “’597 patent”), seeking damages and injunctive relief. Before trial, the Court granted summary judgment of infringement on the ‘302 patent. At trial, on July 14, 2023, the jury returned a verdict finding that NXP infringed the asserted claims of the ‘597 patent. The jury awarded approximately $19 million in damages. The Court subsequently issued its judgment on October 3, 2023, reducing the award to approximately $13 million, ordering a new trial on the ‘302 patent, and denying Impinj’s request for an injunction based on infringement of the ‘597 patent. NXP intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit. On May 25, 2021, Impinj initiated a lawsuit in the United States District Court for the Western District of Texas (Waco) alleging that certain of our products infringe 9 Impinj patents. NXP countersued alleging that certain products of Impinj infringe 9 patents owned or licensed by NXP. The Court split the case procedurally into 3 trials, with each party asserting 3 patents at each trial. At the first trial, on November 9, 2023, the jury returned a verdict finding that NXP infringed the asserted claims of U.S. patent nos. 7,733,227, 7,215,251 and 7,472,835 patents. The jury awarded approximately $2 million in damages. We dispute Impinj’s claims and intend to continue to pursue available defenses and appeals. We are unable to make a reasonable estimate of losses in excess of the currently accrued amounts given recent developments and future proceedings.

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

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the

Company has an aggregate amount of $112 million accrued for potential and current legal proceedings pending as of December 31, 2023, compared to $58 million accrued at December 31, 2022 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and “Other non-current liabilities.” As of December 31, 2023, the Company’s balance related to insurance reimbursements was $67 million (December 31, 2022: $43 million) and is included in “Other non-current assets.”

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at December 31, 2023, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 million and $100 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $70 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

As of December 31, 2023, we have recorded $90 million for environmental remediation costs (2022: $87 million, which are primarily included in other non-current liabilities in the accompanying Consolidated Balance Sheets. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 16 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2023 consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

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

During the fiscal year-ended December 31, 2023, NXP repurchased 5.5 million shares, for a total of approximately $1 billion, and during the year-ended December 31, 2022, NXP repurchased 8.3 million shares, for a total of approximately $1.4 billion. As approved by the board of directors, on December 15, 2020, NXP canceled some 26 million shares and on November 30, 2021, NXP canceled 15 million shares. As a result, the number of issued NXP shares as per December 31, 2022 is 274,519,638 shares and as per December 31, 2023, the Company has issued and paid up 274,519,638 shares of common stock each having a par value of €0.20 or a nominal stock capital of €55 million (2022: €55 million).

Cash dividends
The following dividends were declared in 2023, 2022 and 2021 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	2023	2022	2021
Dividends declared (in millions)	1,048	885	606
Dividends declared (per share)	4.056	3.38	2.25

Share-based awards
The Company has granted share-based awards to the members of our board of directors, management team, our other executives, selected other key employees/talents of NXP and selected new hires to receive the Company’s shares in the future. See Note 17, “Share-based Compensation.”

Treasury shares
From time to time, last on May 24, 2023, the General Meeting of Shareholders authorizes the Board of Directors to repurchase shares of our common stock. On that basis, the Board of Directors has approved various share repurchase programs. In accordance with the Company’s policy to provide share-based awards from its treasury share inventory, shares which have been repurchased and are held in treasury for delivery upon exercise of options and under restricted and performance share programs, are accounted for as a reduction of stockholders’ equity. Treasury shares are recorded at cost, representing the market price on the acquisition date. When issued, shares are removed from treasury shares on a first-in, first-out (FIFO) basis.

Differences between the cost and the proceeds received when treasury shares are reissued, are recorded in capital in excess of par value. Deficiencies in excess of net gains arising from previous treasury share issuances are charged to retained earnings.

The following transactions took place resulting from employee option and share plans:

	2023	2022	2021
Total shares in treasury at beginning of year	15,056,232	9,569,359	9,044,952
Total cost	2,799	1,932	1,037
Shares acquired under repurchase program	5,460,135	8,330,021	20,628,901
Average price in $ per share	192.16	171.59	194.63
Total cost of repurchases	1,049	1,429	4,015
Shares delivered	3,186,782	2,843,148	5,104,494
Average price in $ per share	200.38	197.83	102.88
Amount received	71	59	62
Shares retired	—	—	15,000,000
Total shares in treasury at end of year	17,329,585	15,056,232	9,569,359
Total cost	3,210	2,799	1,932

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The computation of earnings per share (EPS) is presented in the following table:

	2023	2022	2021
Net income (loss)	2,822	2,833	1,906
Less: Net income (loss) attributable to non-controlling interests	25	46	35
Net income (loss) attributable to stockholders	2,797	2,787	1,871

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	258,381	261,879	270,687
Plus incremental shares from assumed conversion of:
Options 1)	188	276	386
Restricted Share Units, Performance Share Units and Equity Rights 2)	2,801	1,898	4,573
Dilutive potential common share	2,989	2,174	4,959
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	261,370	264,053	275,646

EPS attributable to stockholders in $:
Basic net income (loss)	10.83	10.64	6.91
Diluted net income (loss)	10.70	10.55	6.79
1)No stock options to purchase shares of NXP’s common stock that were outstanding in 2023 (2022: none; 2021: none) were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)No unvested RSU’s, PSU’s and equity rights that were outstanding in 2023 (2022: 0.3 shares; 2021: 0.1 million shares) were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSU’s, PSU’s and equity rights or the performance goal has not been met.

Note 17 - Share-based Compensation
Share-based compensation expense is included in the following line items in our consolidated statement of operations:

	2023	2022	2021
Cost of revenue	54	47	45
Research and development	211	183	165
Selling, general and administrative	146	134	143
	411	364	353
The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $36 million (includes $9 million of excess tax benefits), $26 million (includes $4 million of excess tax benefits) and $54 million (includes $32 million of excess tax benefits) for the years ended December 31, 2023, 2022 and 2021, respectively.

Long Term Incentive Plan (LTIP)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2023 was 18.0 million.

A charge of $398 million was recorded in 2023 for the LTIP (2022: $353 million; 2021: $331 million).

A summary of the activity for our LTIP’s during 2023 is presented below.

Stock options

At December 31, 2023, there were no (2022: none) unrecognized compensation cost related to non-vested stock options.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2023	346,202	66.72
Granted	—	—
Exercised	90,623	55.49
Forfeited	—	—
Outstanding at December 31, 2023	255,579	70.71	1.5	41
Exercisable at December 31, 2023	255,579	70.71	1.5	41

No options were granted in 2023, 2022 and 2021.

The intrinsic value of the exercised options was $13 million (2022: $15 million; 2021: $27 million), whereas the amount received by NXP was $5 million (2022: $3 million; 2021: $10 million). The tax benefit realized from stock options exercised during fiscal 2023, 2022, and 2021 was $36 million, $24 million, and $58 million, respectively.

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

The fair value of the PSUs is calculated using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology:

PSU grant assumptions	2023	2022	2021
Expected life (years)	3	3	3
Risk-free interest rate	4.59%	4.48%	0.78%
Dividend yield	2.2%	1.6%	1.1%
NXP share price volatility	39%	48%	46%
Initial TSR	(0.2)%	3.4%	6.5%

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2023	861,922	200.06
Granted	340,757	214.02
Performance based adjustment 1)	193,678	167.81
Vested	456,547	167.81
Forfeited	39,642	203.64
Outstanding at December 31, 2023	900,168	214.60
1) The amount shown represents performance adjustments for performance-based awards granted on October 27, 2020. These units vested at 173.68% during 2023 based on the achievement of Relative TSR performance conditions.

In 2023, the weighted average grant date fair value of performance share units granted was $214.02 (2022: $188.70; 2021: $257.18).

In 2023, the fair value of the performance share units at the time of vesting was $83 million (2022: $42 million; 2021: $395 million).

At December 31, 2023, there was a total of $109 million (2022: $100 million; 2021: $90 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 2.0 years (2022: 1.9 years; 2021: 1.7 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2023	4,779,274	157.36
Granted	2,482,405	178.69
Vested	2,234,706	154.74
Forfeited	165,457	160.11
Outstanding at December 31, 2023	4,861,516	169.36

The weighted average grant date fair value of restricted share units granted in 2023 was $178.69 (2022: $147.73; 2021: $201.68). The fair value of the restricted share units at the time of vesting was $372 million (2022: $319 million; 2021: $533 million).

At December 31, 2023, there was a total of $685 million (2022: $621 million; 2021: $546 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.6 years (2022: 1.6 years; 2021: 1.6 years).

Note 18 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2021	207	—	(159)	48
Other comprehensive income (loss) before reclassifications	(72)	(36)	147	39
Amounts reclassified out of accumulated other comprehensive income (loss)	—	35	—	35
Income tax effects	—	—	(46)	(46)
Other comprehensive income (loss)	(72)	(1)	101	28
As of December 31, 2022	135	(1)	(58)	76
Other comprehensive income (loss) before reclassifications	42	(14)	(43)	(15)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	17	—	17
Income tax effects	—	(1)	13	12
Other comprehensive income (loss)	42	2	(30)	14
As of December 31, 2023	177	1	(88)	90

Note 19 - Related-party Transactions
The Company’s related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2023	2022	2021
Revenue and other income	4	9	8
Purchase of goods and services	3	4	4

The following table presents the amounts related to receivable and payable balances with these related parties:

	2023	2022
Receivables	1	1
Payables	7	3

Note 20 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value of our financial instruments, which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	December 31, 2023	December 31, 2022
Assets:
Short-term deposits	1	409	—
Money market funds	1	3,137	2,817
Marketable equity securities	1	12	9
Derivative instruments-assets	2	12	8

Liabilities:
Derivative instruments-liabilities	2	(3)	(6)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis
Investments in short-term deposits, representing liquid assets with original maturity beyond three months and having no significant risk of changes in fair value, are represented at carrying value as reasonable estimates of fair value due to the relatively short period of time between the origination of the instruments and their expected realization. Money market funds (as part of our cash and cash equivalents) and marketable equity securities (as part of other non-current assets) have fair value measurements which are all based on quoted prices in active markets for identical assets or liabilities. For derivatives (as part of other current assets or accrued liabilities) the fair value is based upon significant other observable inputs depending on the nature of the derivative.

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
As of December 31, 2023, the estimated fair value of current and non-current debt was $10.3 billion ($9.8 billion as of December 31, 2022). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

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

Currency risk
The Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its exposure to the effects of currency fluctuations. Accordingly, the Company’s organizations identify and measure their exposures from transactions denominated in other than their own functional currency. We calculate our net exposure on a cash flow basis considering balance sheet items, actual orders received or made and anticipated revenue and expenses. The Company generally hedges foreign currency exposures in relation to transaction exposures, such as receivables/payables resulting from such transactions and part of anticipated sales and purchases. The Company generally uses forwards to hedge these exposures. As of January 1, 2016, as a result of the acquisition of Freescale, NXP concluded that the functional currency of the Company is USD. Beginning from January 1, 2016, our U.S. dollar-denominated notes and short term loans no longer needed to be re-measured. Prior to January 1, 2016, the U.S. dollar-denominated debt held by our Dutch subsidiary (which had at that time a euro functional currency) could have generated adverse currency results in financial income and expenses depending on the exchange rate movement between the euro and the U.S. dollar. The U.S. dollar exposure of the net investment in U.S. dollar functional currency subsidiaries was hedged by certain of our U.S. dollar denominated debt. The hedging relationship was assumed to be highly effective. Foreign currency gains or losses on this U.S. dollar debt that were recorded in a euro functional currency entity that were designated as, and to the extent they were effective, as a hedge of the net investment in our U.S. dollar foreign entities, were reported as a translation adjustment in other comprehensive income within equity, and offset in whole or in part the foreign currency changes to the net investment that were also reported in other comprehensive income. Absent the application of net investment hedging, these amounts would have been recorded as a loss within financial income (expense) in the statement of operations.

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

	Revenue
	2023	2022	2021
China 1)	4,366	4,700	4,180
United States	1,437	1,277	964
Germany	988	755	628
Japan	912	902	810
Singapore	884	1,444	1,269
South Korea	845	674	467
Mexico	599	445	383
Netherlands	552	455	352
Taiwan	365	506	388
Other countries	2,328	2,047	1,622
	13,276	13,205	11,063
1) China includes Mainland China and Hong Kong

Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

	Property, plant and equipment, net
	2023	2022	2021
United States	992	831	719
Singapore 1)	549	468	391
China 2)	386	437	387
Netherlands	340	326	251
Malaysia	327	360	326
Thailand	278	250	200
Taiwan	275	291	232
Other countries	176	142	129
	3,323	3,105	2,635
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
The Company’s independent registered public accounting firm, Ernst & Young Accountants LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fourth quarter ended December 31, 2023, no directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors, executive officers and governance, appears under the captions "Item 3: (Re-)appointment of Directors", "Executive Officers", "Corporate Governance" and "How our Board Governs and Is Governed", in the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “How Our Directors Are Compensated” in our 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions "Certain Relationships and Related Party Transactions," "Item 3: (Re-)appointment of Directors" and "How our Board Governs and Is Governed" in the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees” and "Audit Committee Pre-Approval Policies" in the 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, are incorporated herein by reference.

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

10.6+	NXP Semiconductors N.V. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of the Form S-8 of NXP Semiconductors N.V. filed on September 10, 2019 (File No. 333-233694))

10.7+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.8+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.9+	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.10+	Summary of MT Change of Control Severance Arrangement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.11+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.12+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.13+
Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.14+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on October 27, 2020)

10.15+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 25, 2021)

10.16+
Employment Agreement dated August 25, 2021 between NXP USA, Inc. and Jennifer Wuamett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on August 26, 2021)

10.17+
Employment Agreement dated October 12, 2021 between NXP USA, Inc. and Bill Betz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on October 12, 2021)

10.18+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on November 2, 2021)

10.19+
Employment Agreement dated May 10, 2021 between NXP USA, Inc. and Andy Micallef (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on May 3, 2022

10.20
Amended and Restated Revolving Credit Agreement, dated as of August 26, 2022, among NXP B.V., NXP Funding LLC, the several lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.21
Amended and Restated Guaranty Agreement, dated as of August 26, 2022, among NXP Semiconductors N.V., NXP USA, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.22+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on November 1, 2022)

10.23+
Employment Agreement dated July 31, 2020 between NXP USA, Inc. and Christopher Jensen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors, N.V. filed on May 2, 2023)

21.1*	List of Subsidiaries of the Registrant

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

97.1*	Clawback Policy effective as of May 24, 2023

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 22, 2024.

/s/KURT SIEVERS	/s/WILLIAM J. BETZ
Kurt Sievers	William J. Betz
Executive Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)

/s/ANNETTE CLAYTON	/s/ANTHONY FOXX
Annette Clayton	Anthony Foxx
Non-executive Director	Non-executive Director

/s/MOSHE GAVRIELOV	/s/CHUNYUAN GU
Moshe Gavrielov	Chunyuan Gu
Non-executive Director	Non-executive Director

/s/LENA OLVING	/s/JULIE SOUTHERN
Lena Olving	Julie Southern
Non-executive Director	Non-executive Director and Chair of the Board

/s/JASMIN STAIBLIN	/s/GREGORY L. SUMME
Jasmin Staiblin	Gregory L. Summe
Non-executive Director	Non-executive Director

/s/KARL-HENRIK SUNDSTRÖM
Karl-Henrik Sundström
Non-executive Director