Form 10-Q
period 2024-03-31
NXP Semiconductors N.V.
filed 2024-04-30
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes  ☐    No  ☒

As of April 26, 2024, there were 255,683,781 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2024

Introduction and Forward Looking Statements
This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item 1A. Risk Factors and elsewhere in this Form 10-Q, the following:
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
•increasing and evolving cybersecurity threats and privacy risks, including theft of sensitive or confidential data;
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

We do not assume any obligation to update any forward-looking statements and disclaim any obligation to update our view of any risks or uncertainties described herein or to publicly announce the result of any revisions to the forward-looking statements made in this Form 10-Q, except as required by law.

In addition, this Form 10-Q contains information concerning the semiconductor industry, our end markets and business generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which the semiconductor industry, our end markets and business will develop. We have based these assumptions on information currently available to us, including through the market research and industry reports referred to in this Form 10-Q. If any one or more of these assumptions turn out to be incorrect, actual market results may differ from those predicted. While we do not know what impact any such differences may have on our business, if there are such differences, they could have a material adverse effect on our future results of operations and financial condition, and the trading price of our common stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak to results only as of the date the statements were made. Except for any ongoing obligation to disclose material information as required by the United States federal securities laws, NXP does not have any intention or obligation to publicly update or revise any forward-looking statements after we distribute this document, whether to reflect any future events or circumstances or otherwise.

The financial information included in this Form 10-Q is based on United States Generally Accepted Accounting Principles (U.S. GAAP), unless otherwise indicated.

In presenting and discussing our financial position, operating results and cash flows, management uses certain non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures should not be viewed in isolation or as alternatives to the equivalent U.S. GAAP measures and should be used in conjunction with the most directly comparable U.S. GAAP measures. A discussion of non-U.S. GAAP measures included in this Form 10-Q and a reconciliation of such measures to the most directly comparable U.S. GAAP measures are set forth under “Use of Certain Non-U.S. GAAP Financial Measures” contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise required, all references herein to “we”, “our”, “us”, “NXP” and the “Company” are to NXP Semiconductors N.V. and its consolidated subsidiaries.

This Form 10-Q includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management’s own good faith estimates and analyses. NXP believes these third-party reports to be reputable, but has not independently verified the underlying data sources, methodologies or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by NXP. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 31, 2024	April 2, 2023
Revenue	3,126	3,121
Cost of revenue	(1,343)	(1,351)
Gross profit	1,783	1,770
Research and development	(564)	(577)
Selling, general and administrative	(306)	(280)
Amortization of acquisition-related intangible assets	(51)	(85)
Total operating expenses	(921)	(942)
Other income (expense)	(6)	(3)
Operating income (loss)	856	825
Financial income (expense):
Extinguishment of debt	—	—
Other financial income (expense)	(70)	(82)
Income (loss) before income taxes	786	743
Benefit (provision) for income taxes	(141)	(118)
Results relating to equity-accounted investees	(1)	(2)
Net income (loss)	644	623
Less: Net income (loss) attributable to non-controlling interests	5	8
Net income (loss) attributable to stockholders	639	615

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.49	2.37
Diluted	2.47	2.35

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	256,567	259,576
Diluted	258,954	261,210

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 31, 2024	April 2, 2023
Net income (loss)	644	623
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(8)	3
Change in foreign currency translation adjustment	(38)	19
Total other comprehensive income (loss)	(46)	22
Total comprehensive income (loss)	598	645
Less: Comprehensive income (loss) attributable to non-controlling interests	5	8
Total comprehensive income (loss) attributable to stockholders	593	637

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	2,908	3,862
Short-term deposits	400	409
Accounts receivable, net	881	894
Inventories, net	2,102	2,134
Other current assets	603	565
Total current assets	6,894	7,864
Non-current assets:
Other non-current assets	2,338	2,289
Property, plant and equipment, net of accumulated depreciation of $5,783 and $5,660	3,304	3,323
Identified intangible assets, net of accumulated amortization of $1,326 and $1,342	839	922
Goodwill	9,945	9,955
Total non-current assets	16,426	16,489
Total assets	23,320	24,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	954	1,164
Restructuring liabilities-current	68	92
Other current liabilities	1,906	1,855
Short-term debt	—	1,000
Total current liabilities	2,928	4,111
Non-current liabilities:
Long-term debt	10,178	10,175
Restructuring liabilities	9	9
Deferred tax liabilities	46	44
Other non-current liabilities	1,009	1,054
Total non-current liabilities	11,242	11,282
Total liabilities	14,170	15,393
Equity:
Non-controlling interests	321	316

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	14,619	14,501
Treasury shares, at cost:
18,424,194 shares (2023: 17,329,585 shares)	(3,469)	(3,210)
Accumulated other comprehensive income (loss)	44	90
Accumulated deficit	(2,421)	(2,793)
Total stockholders’ equity	8,829	8,644
Total equity	9,150	8,960
Total liabilities and equity	23,320	24,353

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net income (loss)	644	623
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	235	283
Share-based compensation	115	99
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	2	2
Net (gain) loss on sale of assets	(2)	—
(Gain) loss on equity security, net	2	1
Results relating to equity-accounted investees	1	2
Deferred tax expense (benefit)	(64)	(62)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(25)	(138)
(Increase) decrease in inventories	32	(196)
Increase (decrease) in accounts payable and other liabilities	(102)	52
Decrease (increase) in other non-current assets	6	(33)
Exchange differences	3	5
Other items	3	(7)
Net cash provided by (used for) operating activities	851	632
Cash flows from investing activities:
Purchase of identified intangible assets	(32)	(42)
Capital expenditures on property, plant and equipment	(226)	(251)
Insurance recoveries received for equipment damage	2	—
Proceeds from disposals of property, plant and equipment	2	—
Proceeds of short-term deposits	9	—
Purchase of investments	(34)	(58)
Proceeds from sale of investments	5	—
Net cash provided by (used for) investing activities	(274)	(351)
Cash flows from financing activities:
Repurchase of long-term debt	(1,000)	—
Dividends paid to common stockholders	(261)	(219)
Proceeds from issuance of common stock through stock plans	37	33
Purchase of treasury shares and restricted stock unit withholdings	(303)	(11)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(1,528)	(198)
Effect of changes in exchange rates on cash positions	(3)	2
Increase (decrease) in cash and cash equivalents	(954)	85
Cash and cash equivalents at beginning of period	3,862	3,845
Cash and cash equivalents at end of period	2,908	3,930

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	38	54
Income taxes, net of refunds	198	294
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	2	—
Book value of these assets	—	—
Non-cash investing activities:
Non-cash capital expenditures	223	176

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960
Net income (loss)						639	639	5	644
Other comprehensive income (loss)					(46)		(46)		(46)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	228			44		(7)	37		37
Treasury shares repurchased and retired	(1,323)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(260)	(260)		(260)
Balance as of March 31, 2024	256,095	56	14,619	(3,469)	44	(2,421)	8,829	321	9,150

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740
Net income (loss)						615	615	8	623
Other comprehensive income (loss)					22		22		22
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	309			61		(28)	33		33
Treasury shares repurchased and retired	(37)			(7)			(7)		(7)
Dividends common stock ($1.014 per share)						(264)	(264)		(264)
Balance as of April 2, 2023	259,735	56	14,192	(2,745)	98	(3,652)	7,949	299	8,248

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2023.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
For a discussion of our significant accounting policies see, “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent accounting standards

Accounting standards not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring disclosure of certain incremental segment information on an annual and interim basis, including (among other items) additional disclosure about significant segment expenses and that a public entity that has a single reportable segment provide all the disclosures required by this ASU. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We will adopt ASU 2023-07 for our annual periods starting in fiscal year 2024 (and interim periods thereafter) on a retrospective basis and continue to evaluate the impact on our disclosures.

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring to disclose annually certain additional disaggregated income tax information related to the effective tax rate reconciliation and income taxes paid, among other items. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We will adopt the new requirements starting for our annual period starting in 2025 and continue to evaluate the basis of adoption and impact on our disclosures.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our Consolidated Financial Statements.

3 Acquisitions and Divestments

2024
There were no material acquisitions or divestments during the first three months of 2024.

2023
There were no material acquisitions or divestments during the first three months of 2023.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	March 31, 2024	April 2, 2023
Distributors	1,739	1,491
Original Equipment Manufacturers and Electronic Manufacturing Services	1,355	1,594
Other	32	36
Total Revenue	3,126	3,121

Depreciation, amortization and impairment

	For the three months ended
	March 31, 2024	April 2, 2023
Depreciation of property, plant and equipment	145	160
Amortization of internal use software	7	4
Amortization of other identified intangible assets	83	119
Total - Depreciation, amortization and impairment	235	283

Effective January 2024, we increased the estimated useful lives of certain manufacturing equipment from 5 to 10 years. This change has resulted in an insignificant increase in gross margin in the first quarter of 2024 when compared to what would have been the impact using the estimated useful life in place prior to this change.

Financial income and expense

	For the three months ended
	March 31, 2024	April 2, 2023
Interest income	50	42
Interest expense	(105)	(111)
Total other financial income/ (expense)	(15)	(13)
Total	(70)	(82)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	March 31, 2024	April 2, 2023
Net income (loss)	644	623
Less: net income (loss) attributable to non-controlling interests	5	8
Net income (loss) attributable to stockholders	639	615

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	256,567	259,576
Plus incremental shares from assumed conversion of:
Options 1)	172	206
Restricted Share Units, Performance Share Units and Equity Rights 2)	2,215	1,428
Dilutive potential common shares	2,387	1,634

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	258,954	261,210

EPS attributable to stockholders in $:
Basic net income (loss)	2.49	2.37
Diluted net income (loss)	2.47	2.35
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q1 2024 (Q1 2023: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q1 2024 (Q1 2023: 0.3 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At March 31, 2024 and December 31, 2023, our cash balance was $2,908 million and $3,862 million, respectively, of which $222 million and $214 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first three months of 2024 and 2023, no dividends were declared by SSMC.

Inventories

Inventories are summarized as follows:

	March 31, 2024	December 31, 2023
Raw materials	104	113
Work in process	1,580	1,633
Finished goods	418	388
	2,102	2,134
The amounts recorded above are net of allowance for obsolescence of $198 million as of March 31, 2024 (December 31, 2023: $189 million).

Equity Investments

At March 31, 2024 and December 31, 2023, the total carrying value of investments in equity securities is summarized as follows:

	March 31, 2024	December 31, 2023
Marketable equity securities	9	12
Non-marketable equity securities	66	55
Equity-accounted investments	120	101
	195	168

The total carrying value of investments in equity-accounted investees is summarized as follows:

	March 31, 2024		December 31, 2023
	Shareholding %	Amount	Shareholding %	Amount
SMART Growth Fund, L.P.	8.41%	42	8.41%	42
SigmaSense, LLC	10.64%	32	10.64%	33
Others	—	46	—	26
		120		101

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended
	March 31, 2024	April 2, 2023
Company's share in income (loss)	(2)	(2)
Other results	1	—
	(1)	(2)

Other current liabilities

Other current liabilities at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	502	500
Customer programs	339	280
Income taxes payable	168	170
Dividend payable	260	261
Other	637	644
	1,906	1,855

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2023	177	1	(88)	90
Other comprehensive income (loss) before reclassifications	(38)	(15)	—	(53)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	4	—	4
Tax effects	—	3	—	3
Other comprehensive income (loss)	(38)	(8)	—	(46)
As of March 31, 2024	139	(7)	(88)	44

Cash dividends

The following dividends were declared during the first quarters of 2024 and 2023 under NXP’s quarterly dividend program:

	Fiscal year 2024		Fiscal year 2023
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	260	1.014	263
The dividend declared in the first quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of March 31, 2024 and was subsequently paid on April 10, 2024.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2024:

	As of January 1, 2024	Additions	Utilized	Released	Other changes	As of March 31, 2024
Restructuring liabilities	101	8	(31)	—	(1)	77

The total restructuring liability as of March 31, 2024 of $77 million is classified in the consolidated balance sheet under current liabilities ($68 million) and non-current liabilities ($9 million).

The restructuring charges for the three-month period ending March 31, 2024 consist of $7 million for personnel related costs for specific targeted actions. The restructuring charges for the three-month period ending April 2, 2023 consist of $21 million for personnel related costs for a restructuring program in 2023, offset by a $3 million release for an earlier program.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended
	March 31, 2024	April 2, 2023
Cost of revenue	3	(2)
Research and development	3	14
Selling, general and administrative	1	6
Net restructuring charges	7	18

6 Income Tax

Each year NXP makes an estimate of its annual effective tax rate. This estimated annual effective tax rate ("EAETR") is then applied to the year-to-date Income (loss) before income taxes excluding discrete items, to determine the year-to-date benefit (provision) for income taxes. The income tax effects of any discrete items are recognized in the interim period in which they occur. As the year progresses, the Company continually refines the EAETR based upon actual events and the apportionment of our earnings (loss). This continual estimation process periodically may result in a change to our EAETR for the year. When this occurs, we adjust on an accumulated basis the benefit (provision) for income taxes during the quarter in which the change occurs.

Our provision for income taxes for 2024 is based on our EAETR of 17.5%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended
	March 31, 2024	April 2, 2023
Tax benefit (provision) calculated at EAETR	(139)	(126)
Discrete tax benefit (provision) items	(2)	8
Benefit (provision) for income taxes	(141)	(118)

Effective tax rate	17.9%	15.9%

The effective tax rate of 17.9% for the first quarter of 2024 was higher than the EAETR due to the income tax expense for discrete items of $2 million. The discrete items are primarily related to changes in estimates for previous years, and the impact of foreign currency on income tax related items.

The effective tax rate of 15.9% for the first quarter of 2023 was lower compared to the current period of 17.9% due to a different mix of the benefit (provision) for income taxes in the locations that we operate in, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, and also due to the impact of the discrete items in the respective periods.

7 Identified Intangible Assets

Identified intangible assets as of March 31, 2024 and December 31, 2023, respectively, were composed of the following:

	March 31, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	70	—	70	—
Customer-related	788	(363)	788	(352)
Technology-based	1,307	(963)	1,406	(990)
Identified intangible assets	2,165	(1,326)	2,264	(1,342)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2024 (remaining)	203
2025	172
2026	90
2027	64
2028	61
Thereafter	249

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 4 years as of March 31, 2024 (December 31, 2023: 4 years).

8 Debt

The following table summarizes the outstanding debt as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	—	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.00% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		10,250		11,250
Unamortized discounts, premiums and debt issuance costs		(72)		(75)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,178		11,175
Current portion of long-term debt		—		(1,000)
Long-term debt		10,178		10,175

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	March 31, 2024	April 2, 2023
Revenue and other income	1	1
Purchase of goods and services	1	—

The following table presents the amounts related to receivable and payable balances with these related parties:

	March 31, 2024	December 31, 2023
Receivables	1	1
Payables	7	7

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	March 31, 2024	December 31, 2023
Assets:
Short-term deposits	1	400	409
Money market funds	1	2,002	3,137
Marketable equity securities	1	9	12
Derivative instruments-assets	2	2	12

Liabilities:
Derivative instruments-liabilities	2	(15)	(3)

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

As of March 31, 2024, the estimated fair value of current and non-current debt was $9.1 billion ($10.3 billion as of December 31, 2023). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of March 31, 2024, the Company had purchase commitments of $4,118 million, which are due through 2044.

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

Impinj Patent Litigation
On March 13, 2024, the Company and Impinj, Inc. (“Impinj”) entered into a settlement agreement with the Company paying Impinj an immaterial cash consideration, resolving all outstanding litigation and other proceedings between the parties, with all previously pending litigation and administrative proceedings being dismissed. In addition, each party agreed to release the other party from any claims to damages or monetary relief for alleged acts of patent infringement across the various patent infringement litigations and not to file any additional action for legal or equitable relief. Prior to the settlement, Impinj had initiated a number of lawsuits alleging infringement of their IP rights by certain of our products and we initiated a lawsuit and countersuit alleging infringement of our IP rights by certain products of Impinj.

Motorola Personal Injury Lawsuits
The Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 21 individuals. The Motorola suits allege exposures between 1980 and 2005. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $95 million accrued for potential and current legal proceedings pending as of March 31, 2024, compared to $112 million accrued at December 31, 2023 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of March 31, 2024, the Company’s related balance of insurance reimbursements was $67 million (December 31, 2023: $67 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at March 31, 2024, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $93 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $70 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2023, and the financial statements and the related notes that appear elsewhere in this document.

Overview

Quarter in Focus
•Revenue was $3.1 billion, up 0.2 percent year-on-year;
•GAAP gross margin was 57.0 percent, and GAAP operating margin was 27.4 percent;
•Non-GAAP gross margin was 58.2 percent, and non-GAAP operating margin was 34.5 percent;
•Cash flow from operations was $851 million, with net capital expenditures on property, plant and equipment of $224 million, resulting in non-GAAP free cash flow of $627 million;
•During the first quarter of 2024, NXP returned capital to shareholders with the payment of $261 million in cash dividends and the repurchase of $303 million of its common shares, for a total capital return of $564 million;
•On March 1, 2024, we fully retired at maturity our $1 billion aggregate principal amount of outstanding 4.875% senior unsecured notes using available cash on balance sheet;
•We published our annual Corporate Sustainability Report, reinforcing our commitment toward transparency and sustainable business practices;

Sequential Results
Q1 2024 compared to Q4 2023
Revenue for the three months ended March 31, 2024 was $3,126 million compared to $3,422 million for the three months ended December 31, 2023, a decrease of $296 million or 8.6% quarter-on-quarter, in line with management's expectations and spread across all end markets. Our Automotive end market decreased $95 million or 5.0%, the Industrial IoT end market decreased $88 million or 13.3%, the Mobile end market decreased $57 million or 14.0%, and our Communications Infrastructure & Other end market decreased $56 million or 12.3%.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,739 million, a decrease of $339 million or 16.3% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,355 million, an increase of $45 million or 3.4% versus the previous period.

From a geographic perspective, revenue decreased across the China and Americas regions, with increases in revenues in the EMEA and the Asia Pacific regions.

Our gross profit percentage for the three months ended March 31, 2024 of 57.0% was relatively consistent compared with 56.6% for the three months ended December 31, 2023.

Operating income for the three months ended March 31, 2024 was $856 million compared to $907 million for the three months ended December 31, 2023, a decrease of $51 million or 5.6%. Lower revenue drove the sequential decrease.

Results of operations

The following table presents operating results for each of the three-month periods ended March 31, 2024 and April 2, 2023, respectively:

($ in millions, unless otherwise stated)	Q1 2024	% of Revenue	Q1 2023	% of Revenue

Revenue	3,126		3,121
% nominal growth	0.2		(0.5)
Gross profit	1,783		1,770
Gross margin	57.0%		56.7%
Research and development	(564)	(18.0)%	(577)	(18.5)%
Selling, general and administrative	(306)	(9.8)%	(280)	(9.0)%
Amortization of acquisition-related intangible assets	(51)	(1.6)%	(85)	(2.7)%
Other income (expense)	(6)	(0.2)%	(3)	(0.1)%
Operating income (loss)	856	27.4%	825	26.4%
Financial income (expense)	(70)	(2.2)%	(82)	(2.6)%
Benefit (provision) for income taxes	(141)	(4.5)%	(118)	(3.8)%
Results relating to equity-accounted investees	(1)	—%	(2)	(0.1)%
Net income (loss)	644	20.6%	623	20.0%
Less: Net income (loss) attributable to non-controlling interests	5	0.2%	8	0.3%
Net income (loss) attributable to stockholders	639	20.4%	615	19.7%

Diluted earnings per share	2.47		2.35

Revenue

Q1 2024 Overview

Q1 2024 compared to Q1 2023
Revenue for the three months ended March 31, 2024 was $3,126 million compared to $3,121 million for the three months ended April 2, 2023, an increase of $5 million or 0.2%, in line with management’s expectations.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023	% change
Automotive	1,804	1,828	(1.3)%
Industrial & IoT	574	504	13.9%
Mobile	349	260	34.2%
Communication Infrastructure & Other	399	529	(24.6)%
Total Revenue	3,126	3,121	0.2%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023	% change
Distributors	1,739	1,491	16.6%
OEM/EMS	1,355	1,594	(15.0)%
Other	32	36	(11.1)%
Total Revenue	3,126	3,121	0.2%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023	% change
China 1)	1,014	947	7.1%
APAC, excluding China	910	975	(6.7)%
EMEA (Europe, the Middle East and Africa)	743	725	2.5%
Americas	459	474	(3.2)%
Total Revenue	3,126	3,121	0.2%
1) China includes Mainland China and Hong Kong

Q1 2024 compared to Q1 2023
From an end market perspective, NXP experienced growth in its Mobile and Industrial IoT end markets which were offset by declines in the Communication Infrastructure & Other and Automotive end markets versus the year ago period.

Revenue in the Automotive end market was $1,804 million, a decrease of $24 million or 1.3% versus the year ago period. The decrease in the Automotive end market revenue was attributable to declines in our automotive processors and ADAS – Safety products, which were offset by growth in our advanced analog portfolio.

Revenue in the Industrial & IoT end market was $574 million, an increase of $70 million or 13.9% versus the year ago period. Within the Industrial & IoT end market the year-on-year increase was across the entire product portfolio, including processors, connectivity, advanced analog, and security.

Revenue in the Mobile end market was $349 million, an increase of $89 million or 34.2% versus the year ago period. The increase in the Mobile end market revenue was across the entire product portfolio, including mobile wallet and advanced analog.

Revenue in the Communication Infrastructure & Other end market was $399 million, a decrease of $130 million or 24.6% versus the year ago period. The decrease in revenue in secure cards and RF power products was due to weak end market demand. Communication Infrastructure & Other processors experienced anticipated end-of-life trends.

When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,739 million, an increase of 16.6% versus the year ago period. Revenues through direct OEM and EMS customers was $1,355 million, a decrease of 15.0% versus the year ago period.

From a geographic perspective, revenue increased year-on-year in the China and in the EMEA regions, while revenue decreased in APAC and the Americas regions.

Gross profit
Q1 2024 compared to Q1 2023
Gross profit for the three months ended March 31, 2024 was $1,783 million, or 57.0% of revenue, compared to $1,770 million, or 56.7% of revenue for the three months ended April 2, 2023, was relatively consistent with revenue and costs, both of which were comparatively flat year on year.

Operating expenses
Q1 2024 compared to Q1 2023
Operating expenses for the three months ended March 31, 2024 totaled $921 million, or 29.5% of revenue, compared to $942 million, or 30.2% of revenue, for the three months ended April 2, 2023.

•Research and development

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023	% change
Research and development	564	577	(2.3)%
As a percentage of revenue	18.0%	18.5%	(0.5)	ppt

Q1 2024 compared to Q1 2023
R&D costs for the three months ended March 31, 2024 decreased by $13 million, or 2.3%, when compared to the three months ended April 2, 2023 mainly driven in the form of subsidies and R&D tax credits in Q1 2024 of $19 million.

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023	% change
Selling, general and administrative	306	280	9.3%
As a percentage of revenue	9.8%	9.0%	0.8	ppt

Q1 2024 compared to Q1 2023
SG&A costs for the three months ended March 31, 2024 increased by $26 million, or 9.3%, when compared to the three months ended April 2, 2023 mainly due to a $16 million increase in legal expenses (related to ongoing litigation and a settlement, see Note 11 “Commitments and Contingencies”) and higher personnel-related costs of $7 million (attributable to higher salaries and wages of $6 million, higher share-based compensation costs of $7 million and lower restructuring costs of $5 million).
•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023	% change
Amortization of acquisition-related intangible assets	51	85	(40.0)%
As a percentage of revenue	1.6%	2.7%	(1.1)	ppt

Q1 2024 compared to Q1 2023
Amortization of acquisition-related intangible assets for the three months ended March 31, 2024 decreased by $34 million, or 40.0%, when compared to the three months ended April 2, 2023 mainly due to the effect of certain acquisition-related intangibles becoming fully amortized (with regard to the former Freescale acquisition).

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2024	Q1 2023
Interest income	50	42
Interest expense	(105)	(111)
Total other financial income/ (expense)	(15)	(13)
Total	(70)	(82)

Q1 2024 compared to Q1 2023
Financial income (expense) was an expense of $70 million for the three months ended March 31, 2024, compared to an expense of $82 million for the three months ended April 2, 2023. The change in financial income (expense) is attributable to an increase in interest income of $8 million as a result of higher interest rates. Interest expense decreased by $6 million mainly due to the retirement of the 4.875% senior unsecured notes on March 1, 2024.

Benefit (provision) for income taxes
Our provision for income taxes for 2024 is based on our EAETR of 17.5%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q1 2024	Q1 2023
Tax benefit (provision) calculated at EAETR	(139)	(126)
Discrete tax benefit (provision) items	(2)	8
Benefit (provision) for income taxes	(141)	(118)

Effective tax rate	17.9%	15.9%
The effective tax rate of 17.9% for the first quarter of 2024 was higher than the EAETR due to the income tax expense for discrete items of $2 million. The discrete items are primarily related to changes in estimates for previous years, and the impact of foreign currency on income tax related items.

Q1 2024 compared to Q1 2023
The effective tax rate of 15.9% for the first quarter of 2023 was lower compared to the current period of 17.9% due to a different mix of the benefit (provision) for income taxes in the locations that we operate in, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, and also due to the impact of the discrete items in the respective periods.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $1 million for the three months ended March 31, 2024, whereas the three months ended April 2, 2023 results relating to equity-accounted investees amounted to a loss of $2 million.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $5 million for the three months ended March 31, 2024, compared to a profit of $8 million for the three months ended April 2, 2023.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2024, our cash balance was $2,908 million, a decrease of $954 million compared to December 31, 2023 having fully retired our $1 billion aggregate principal amount of outstanding 4.875% senior unsecured notes due March 2024 during the quarter. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $5,408 million of liquidity as of March 31, 2024. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, short-term deposits, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2023	YTD 2022
Cash from operations	851	632
Capital expenditures	226	251
Cash to shareholders	564	230

Cash and short-term deposits
At March 31, 2024, our cash and short-term deposits balance was $3,308 million of which $222 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $226 million in the first three months of 2024, compared to $251 million in the first three months of 2023.

Capital return
Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 5, 2024 ($261 million) and dividends of $1.014 per ordinary share were paid on April 10, 2024 ($260 million).

In the first three months of 2024 we repurchased approximately $303 million of shares.

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $10,178 million as of March 31, 2024, a decrease of $997 million compared to December 31, 2023 ($11,175 million). On March 1, 2024, we fully retired at maturity our $1 billion aggregate principal amount of outstanding 4.875% senior unsecured notes using available cash on balance sheet.

As of March 31, 2024, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $10,250 million (collectively the “Notes”), none are payable within 12 months. Future interest payments associated with the Notes total $3,051 million, with $378 million payable within 12 months

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at March 31, 2024 amounted to $6,870 million, compared to $6,904 million as of December 31, 2023.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At March 31, 2024, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cash flows

Our cash and cash equivalents during the first three months of 2024 decreased by $951 million (excluding the effect of changes in exchange rates on our cash position of $(3) million) as follows:

($ in millions, unless otherwise stated)	YTD 2024	YTD 2023
Net cash provided by (used for) operating activities	851	632
Net cash (used for) provided by investing activities	(274)	(351)
Net cash provided by (used for) financing activities	(1,528)	(198)
Increase (decrease) in cash and cash equivalents	(951)	83

Cash Flow from Operating Activities
For the first three months of 2024 our operating activities provided $851 million in cash. This was primarily the result of net income of $644 million, adjustments to reconcile the net income of $290 million and changes in operating assets and liabilities of $(89) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $235 million, share-based compensation of $115 million and changes in deferred taxes of $(64) million. Changes in operating assets and liabilities were primarily driven by a $102 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $25 million increase in receivables and other current assets from prepayments to secure production supply with multiple vendors; partially offset by a $32 million decrease in inventories as a result of inventory control efforts.

For the first three months of 2023 our operating activities provided $632 million in cash. This was primarily the result of net income of $623 million, adjustments to reconcile the net income of $326 million and changes in operating assets and liabilities of $(315) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $283 million, share-based compensation of $99 million and changes in deferred taxes of $(62) million. Changes in operating assets and liabilities were primarily driven by a $196 million increase in inventories due to increased production levels in order to align inventory on hand with expected demand, $138 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, $33 million increase in other non-current assets from prepayments to secure long-term production supply with multiple vendors; partially offset by $52 million increase in accounts payable and other liabilities as a result of timing related to payments.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $274 million for the first three months of 2024 and principally consisted of the cash outflows for capital expenditures of $226 million, $34 million for the purchase of investments (driven primarily by the initial capital contribution of approximately $22 million into European Semiconductor Manufacturing Company (ESMC) GmbH), and $32 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Net cash used for investing activities amounted to $351 million for the first three months of 2023 and principally consisted of the cash outflows for capital expenditures of $251 million, $42 million for the purchase of identified intangible assets, and $58 million for the purchase of investments.

Cash Flow from Financing Activities
Net cash used for financing activities was $1,528 million for the first three months of 2024 was primarily driven by the payment of $1 billion to retire at maturity our outstanding 4.875% senior unsecured notes due March 2024, dividend payment to common stockholders of $261 million, and purchase of treasury shares and restricted stock unit holdings of $303 million; partially offset by the proceeds from the issuance of common stock through stock plans of $37 million.

Net cash used for financing activities was $198 million for the first three months of 2023 was primarily driven by the dividend payment to common stockholders of $219 million; partially offset by the proceeds from the issuance of common stock through stock plans of $33 million.

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

Summarized Statements of Income

For the three months ended
($ in millions)	March 31, 2024

Revenue	1,767
Gross Profit	914
Operating income	332
Net income	139

Summarized Balance Sheets

	As of
($ in millions)	March 31, 2024	December 31, 2023

Current assets	3,273	4,298
Non-current assets	11,780	11,773
Total assets	15,053	16,071

Current liabilities	897	2,005
Non-current liabilities	10,566	10,566
Total liabilities	11,463	12,571

Obligor's Group equity	3,590	3,500
Total liabilities and Obligor's Group equity	15,053	16,071

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the three months ended March 31, 2024: $178 million). The Obligor Group has amounts due from equity financing (March 31, 2024: $7,299 million; December 31, 2023: $5,441 million) and due to debt financing (March 31, 2024: $2,692 million; December 31, 2023: $2,346 million) with non-guarantor subsidiaries.

Use of Certain Non-GAAP Financial Measures

Non-GAAP Financial Measures
In addition to providing financial information on a basis consistent with U.S. generally accepted accounting principles (“US GAAP” or “GAAP”), NXP also provides selected financial measures on a non-GAAP basis which are adjusted for specified items. The adjustments made to achieve these non-GAAP financial measures or the non-GAAP financial measures as specified are described below, including the usefulness to management and investors.

In managing NXP’s business on a consolidated basis, management develops an annual operating plan, which is approved by our Board of Directors, using non-GAAP financial measures. In measuring performance against this plan, management considers the actual or potential impacts on these non-GAAP financial measures from actions taken to reduce costs with the goal of increasing our gross margin and operating margin and when assessing appropriate levels of research and development efforts. In addition, management relies upon these non-GAAP financial measures when making decisions about product spending, administrative budgets, and other operating expenses. We believe that these non-GAAP financial measures, when coupled with the GAAP results and the reconciliations to corresponding GAAP financial measures, provide a more complete understanding of the Company’s results of operations and the factors and trends affecting NXP’s business. We believe that they enable investors to perform additional comparisons of our operating results, to assess our liquidity and capital position and to analyze financial performance excluding the effect of expenses unrelated to core operating performance, certain non-cash expenses and share-based compensation expense, which may obscure trends in NXP’s underlying performance. This information also enables investors to compare financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management.

The presentation of these and other similar items in NXP’s non-GAAP financial results should not be interpreted as implying that these items are non-recurring, infrequent, or unusual. These non-GAAP financial measures are provided in addition to, and not as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including the effects of purchase price accounting (“PPA”), restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	March 31, 2024	December 31, 2023	April 2, 2023
GAAP gross profit	$1,783	$1,937	$1,770
PPA effects	(12)	(13)	(13)
Restructuring	(3)	(13)	2
Share-based compensation	(15)	(14)	(13)
Other incidentals	(5)	(33)	(22)
Non-GAAP gross profit	$1,818	$2,010	$1,816
GAAP Gross Margin	57.0%	56.6%	56.7%
Non-GAAP Gross Margin	58.2%	58.7%	58.2%
GAAP research and development	$(564)	$(651)	$(577)
Restructuring	(3)	(49)	(14)
Share-based compensation	(58)	(55)	(52)
Other incidentals	(1)	(1)	(1)
Non-GAAP research and development	$(502)	$(546)	$(510)
GAAP selling, general and administrative	$(306)	$(311)	$(280)
PPA effects	—	(1)	(1)
Restructuring	(1)	(22)	(6)
Share-based compensation	(42)	(38)	(34)
Other incidentals	(29)	(5)	(21)
Non-GAAP selling, general and administrative	$(234)	$(245)	$(218)
GAAP operating income (loss)	$856	$907	$825

($ in millions)	For the three months ended
	March 31, 2024	December 31, 2023	April 2, 2023
GAAP operating income (loss)	$856	$907	$825
PPA effects	(63)	(77)	(99)
Restructuring	(7)	(84)	(18)
Share-based compensation	(115)	(107)	(99)
Other incidentals	(39)	(44)	(44)
Non-GAAP operating income (loss)	$1,080	$1,219	$1,085
GAAP Operating Margin	27.4%	26.5%	26.4%
Non-GAAP Operating Margin	34.5%	35.6%	34.8%
GAAP Income tax benefit (provision)	$(141)	$(124)	$(118)
Income tax effect	30	54	49
Non-GAAP Income tax benefit (provision)	$(171)	$(178)	$(167)

($ in millions)	For the three months ended
	March 31, 2024	December 31, 2023	April 2, 2023
Net cash provided by (used for) operating activities	$851	$1,137	$632
Net capital expenditures on property, plant and equipment	(224)	(175)	(251)
Non-GAAP free cash flow	$627	$962	$381

($ in millions)	For the three months ended
	March 31, 2024	December 31, 2023	April 2, 2023
Long-term debt	$10,178	$10,175	$10,169
Short-term debt	—	1,000	998
Total debt	10,178	11,175	11,167
Less: cash and cash equivalents	(2,908)	(3,862)	(3,930)
Less: short-term deposits	(400)	(409)	—
Net debt	$6,870	$6,904	$7,237

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 31, 2024. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three-month period ended March 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). Per March 31, 2024, there was approximately $1.2 billion remaining for the repurchase of shares under the 2022 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2024 – February 4, 2024	559,696	$213.42	545,629	6,605,100	14,067
February 5, 2024 – March 3, 2024	407,139	$235.11	406,677	5,143,153	462
March 4, 2024 – March 31, 2024	356,075	$247.02	356,075	4,990,335	—
Total	1,322,910		1,308,381		14,529
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

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and April 2, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and April 2, 2023; (iii) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and April 2, 2023; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and April 2, 2023; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2024

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

Date: April 30, 2024

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

Date: April 30, 2024

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 31, 2024 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 30, 2024

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 31, 2024 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 30, 2024

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer