Form 10-Q
period 2024-09-29
NXP Semiconductors N.V.
filed 2024-11-05
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
or
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
Yes  ☐    No  ☒

As of November 1, 2024, there were 254,155,580 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended September 29, 2024

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue	3,250	3,434	9,503	9,854
Cost of revenue	(1,384)	(1,469)	(4,062)	(4,238)
Gross profit	1,866	1,965	5,441	5,616
Research and development	(577)	(601)	(1,735)	(1,767)
Selling, general and administrative	(265)	(294)	(841)	(848)
Amortization of acquisition-related intangible assets	(29)	(71)	(108)	(237)
Total operating expenses	(871)	(966)	(2,684)	(2,852)
Other income (expense)	(5)	(7)	(15)	(10)
Operating income (loss)	990	992	2,742	2,754
Financial income (expense):
Extinguishment of debt	—	—	—	—
Other financial income (expense)	(82)	(75)	(227)	(231)
Income (loss) before income taxes	908	917	2,515	2,523
Benefit (provision) for income taxes	(173)	(123)	(468)	(399)
Results relating to equity-accounted investees	(6)	(2)	(10)	(5)
Net income (loss)	729	792	2,037	2,119
Less: Net income (loss) attributable to non-controlling interests	11	5	22	19
Net income (loss) attributable to stockholders	718	787	2,015	2,100

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.82	3.06	7.89	8.12
Diluted	2.79	3.01	7.80	8.03

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	254,458	257,488	255,501	258,744
Diluted	257,717	261,095	258,426	261,666

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income (loss)	729	792	2,037	2,119
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	16	(2)	8	(12)
Change in foreign currency translation adjustment	59	(45)	5	(24)
Change in net actuarial gain (loss)	(1)	—	1	—
Total other comprehensive income (loss)	74	(47)	14	(36)
Total comprehensive income (loss)	803	745	2,051	2,083
Less: Comprehensive income (loss) attributable to non-controlling interests	11	5	22	19
Total comprehensive income (loss) attributable to stockholders	792	740	2,029	2,064

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	2,748	3,862
Short-term deposits	400	409
Accounts receivable, net	1,070	894
Inventories, net	2,234	2,134
Other current assets	574	565
Total current assets	7,026	7,864
Non-current assets:
Other non-current assets	2,641	2,289
Property, plant and equipment, net of accumulated depreciation of $6,036 and $5,660	3,309	3,323
Identified intangible assets, net of accumulated amortization of $1,018 and $1,342	735	922
Goodwill	9,958	9,955
Total non-current assets	16,643	16,489
Total assets	23,669	24,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	899	1,164
Restructuring liabilities-current	52	92
Other current liabilities	1,542	1,855
Short-term debt	499	1,000
Total current liabilities	2,992	4,111
Non-current liabilities:
Long-term debt	9,683	10,175
Restructuring liabilities	4	9
Deferred tax liabilities	57	44
Other non-current liabilities	1,189	1,054
Total non-current liabilities	10,933	11,282
Total liabilities	13,925	15,393
Equity:
Non-controlling interests	338	316

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	14,849	14,501
Treasury shares, at cost:
20,517,574 shares (2023: 17,329,585 shares)	(4,021)	(3,210)
Accumulated other comprehensive income (loss)	104	90
Accumulated deficit	(1,582)	(2,793)
Total stockholders’ equity	9,406	8,644
Total equity	9,744	8,960
Total liabilities and equity	23,669	24,353

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net income (loss)	2,037	2,119
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	666	837
Share-based compensation	344	304
Amortization of discount (premium) on debt, net	2	2
Amortization of debt issuance costs	5	6
Net (gain) loss on sale of assets	(2)	(1)
(Gain) loss on equity security, net	12	(1)
Results relating to equity-accounted investees	10	5
Deferred tax expense (benefit)	(127)	(170)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(182)	(118)
(Increase) decrease in inventories	(100)	(359)
Increase (decrease) in accounts payable and other liabilities	(204)	(220)
Decrease (increase) in other non-current assets	(88)	(49)
Exchange differences	15	15
Other items	3	6
Net cash provided by (used for) operating activities	2,391	2,376
Cash flows from investing activities:
Purchase of identified intangible assets	(113)	(135)
Capital expenditures on property, plant and equipment	(597)	(652)
Insurance recoveries received for equipment damage	2	—
Proceeds from disposals of property, plant and equipment	3	1
Proceeds of short-term deposits	9	—
Purchase of investments	(193)	(93)
Proceeds from sale of investments	5	—
Net cash provided by (used for) investing activities	(884)	(879)
Cash flows from financing activities:
Repurchase of long-term debt	(1,000)	—
Dividends paid to common stockholders	(780)	(745)
Proceeds from issuance of common stock through stock plans	79	70
Purchase of treasury shares and restricted stock unit withholdings	(918)	(619)
Other, net	(2)	(2)
Net cash provided by (used for) financing activities	(2,621)	(1,296)
Effect of changes in exchange rates on cash positions	—	(4)
Increase (decrease) in cash and cash equivalents	(1,114)	197
Cash and cash equivalents at beginning of period	3,862	3,845
Cash and cash equivalents at end of period	2,748	4,042

Supplemental disclosures to the condensed consolidated cash flows
Net cash paid during the period for:
Interest	151	178
Income taxes, net of refunds	587	698
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	3	1
Book value of these assets	(1)	—
Non-cash investing activities:
Non-cash capital expenditures	125	167

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960
Net income (loss)						639	639	5	644
Other comprehensive income (loss)					(46)		(46)		(46)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	228			44		(7)	37		37
Treasury shares repurchased and retired	(1,323)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(260)	(260)		(260)
Balance as of March 31, 2024	256,095	56	14,619	(3,469)	44	(2,421)	8,829	321	9,150
Net income (loss)						658	658	6	664
Other comprehensive income (loss)					(14)		(14)		(14)
Share-based compensation plans			111				111		111
Shares issued pursuant to stock awards	89			17		(14)	3		3
Treasury shares repurchased and retired	(1,208)			(310)			(310)		(310)
Dividends common stock ($1.014 per share)						(259)	(259)		(259)
Balance as of June 30, 2024	254,976	56	14,730	(3,762)	30	(2,036)	9,018	327	9,345
Net income (loss)						718	718	11	729
Other comprehensive income					74		74		74
Share-based compensation plans			119				119		119
Shares issued pursuant to stock awards	245			46		(7)	39		39
Treasury shares and restricted stock unit withholdings	(1,219)			(305)			(305)		(305)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of September 29, 2024	254,002	56	14,849	(4,021)	104	(1,582)	9,406	338	9,744

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740
Net income (loss)						615	615	8	623
Other comprehensive income (loss)					22		22		22
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	309			61		(28)	33		33
Treasury shares repurchased and retired	(37)			(7)			(7)		(7)
Dividends common stock ($1.014 per share)						(264)	(264)		(264)
Balance as of April 2, 2023	259,735	56	14,192	(2,745)	98	(3,652)	7,949	299	8,248
Net income (loss)						698	698	6	704
Other comprehensive income (loss)					(11)		(11)		(11)
Share-based compensation plans			99				99		99
Shares issued pursuant to stock awards	71			13		(12)	1		1
Treasury shares repurchased and retired	(1,681)			(302)			(302)		(302)
Dividends common stock ($1.014 per share)						(262)	(262)		(262)
Balance as of July 2, 2023	258,125	56	14,291	(3,034)	87	(3,228)	8,172	305	8,477
Net income (loss)						787	787	5	792
Other comprehensive income					(47)		(47)		(47)
Share-based compensation plans			107				107		107
Shares issued pursuant to stock awards	299			59		(23)	36		36
Treasury shares and restricted stock unit withholdings	(1,474)			(306)			(306)		(306)
Dividends common stock ($1.014 per share)						(261)	(261)		(261)
Balance as of October 1, 2023	256,950	56	14,398	(3,281)	40	(2,725)	8,488	310	8,798

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

3 Acquisitions and Divestments

2024
There were no material acquisitions or divestments during the first nine months of 2024.

2023
There were no material acquisitions or divestments during the first nine months of 2023.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Distributors	1,897	1,947	5,440	5,117
Original Equipment Manufacturers and Electronic Manufacturing Services	1,321	1,463	3,970	4,653
Other	32	24	93	84
Total Revenue	3,250	3,434	9,503	9,854

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Depreciation of property, plant and equipment	149	163	440	485
Amortization of internal use software	8	5	22	14
Amortization of other identified intangible assets	61	105	204	338
Total - Depreciation, amortization and impairment	218	273	666	837

Effective January 2024, we increased the estimated useful lives of certain manufacturing equipment from 5 to 10 years. This change has resulted in an insignificant increase in gross margin in the first three quarters of 2024 when compared to what would have been the impact using the estimated useful life in place prior to this change.

Financial income and expense

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Interest income	36	49	125	134
Interest expense	(96)	(109)	(298)	(329)
Total other financial income/ (expense)	(22)	(15)	(54)	(36)
Total	(82)	(75)	(227)	(231)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income (loss)	729	792	2,037	2,119
Less: net income (loss) attributable to non-controlling interests	11	5	22	19
Net income (loss) attributable to stockholders	718	787	2,015	2,100

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	254,458	257,488	255,501	258,744
Plus incremental shares from assumed conversion of:
Options 1)	134	182	155	193
Restricted Share Units, Performance Share Units and Equity Rights 2)	3,125	3,425	2,770	2,729
Dilutive potential common shares	3,259	3,607	2,925	2,922

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	257,717	261,095	258,426	261,666

EPS attributable to stockholders in $:
Basic net income (loss)	2.82	3.06	7.89	8.12
Diluted net income (loss)	2.79	3.01	7.80	8.03
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q3 2024 and YTD 2024 (Q3 2023 and YTD 2023: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q3 2024 and 0.2 million shares outstanding YTD 2024 (Q3 2023 and YTD 2023: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At September 29, 2024 and December 31, 2023, our cash balance was $2,748 million and $3,862 million, respectively, of which $236 million and $214 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first nine months of 2024 and 2023, no dividends were declared by SSMC.

Inventories

Inventories are summarized as follows:

	September 29, 2024	December 31, 2023
Raw materials	101	113
Work in process	1,560	1,633
Finished goods	573	388
	2,234	2,134

The amounts recorded above are net of allowance for obsolescence of $156 million as of September 29, 2024 (December 31, 2023: $189 million).

Equity Investments

At September 29, 2024 and December 31, 2023, the total carrying value of investments in equity securities is summarized as follows:

	September 29, 2024	December 31, 2023
Marketable equity securities	1	12
Non-marketable equity securities	76	55
Equity-accounted investments	264	101
	341	168

The total carrying value of investments in equity-accounted investees is summarized as follows:

	September 29, 2024		December 31, 2023
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	141	—	—
European Semiconductor Manufacturing Company (ESMC) GmbH	10.00%	31	—	—
SMART Growth Fund, L.P.	8.41%	39	8.41%	42
SigmaSense, LLC	10.64%	30	10.64%	33
Others	—	23	—	26
		264		101

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Company's share in income (loss)	(6)	(2)	(11)	(5)
Other results	—	—	1	—
	(6)	(2)	(10)	(5)

Other current liabilities

Other current liabilities at September 29, 2024 and December 31, 2023 consisted of the following:

	September 29, 2024	December 31, 2023
Accrued compensation and benefits	416	500
Customer programs	182	280
Income taxes payable	139	170
Dividend payable	258	261
Other	547	644
	1,542	1,855

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2023	177	1	(88)	90
Other comprehensive income (loss) before reclassifications	5	—	1	6
Amounts reclassified out of accumulated other comprehensive income (loss)	—	11	—	11
Tax effects	—	(3)	—	(3)
Other comprehensive income (loss)	5	8	1	14
As of September 29, 2024	182	9	(87)	104

Cash dividends

The following dividends were declared during the first nine months of 2024 and 2023 under NXP’s quarterly dividend program:

	Fiscal Year 2024		Fiscal Year 2023
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	260	1.014	263
Second quarter	1.014	259	1.014	263
Third quarter	1.014	258	1.014	261

The dividend declared in the third quarter (not yet paid) is classified in the condensed consolidated balance sheet in other current liabilities as of September 29, 2024 and was subsequently paid on October 9, 2024.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2024:

	As of January 1, 2024	Additions	Utilized	Released	Other changes	As of September 29, 2024
Restructuring liabilities	101	22	(57)	(9)	(1)	56

The total restructuring liability as of September 29, 2024 of $56 million is classified in the consolidated balance sheet under current liabilities ($52 million) and non-current liabilities ($4 million).

The restructuring charges for the nine-month period ending September 29, 2024 primarily consist of $21 million for personnel related costs for specific targeted actions, offset by a $9 million release for earlier programs. The restructuring charges for the nine-month period ending October 1, 2023 consist of $21 million for personnel related costs for a restructuring program in 2023, offset by a $7 million release for an earlier program.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of revenue	—	—	7	(2)
Research and development	—	(4)	7	10
Selling, general and administrative	—	—	(1)	6
Net restructuring charges	—	(4)	13	14

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

Our provision for income taxes for 2024 is based on our EAETR of 17.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Tax benefit (provision) calculated at EAETR	(160)	(134)	(446)	(407)
Discrete tax benefit (provision) items	(13)	11	(22)	8
Benefit (provision) for income taxes	(173)	(123)	(468)	(399)

Effective tax rate	19.0%	13.4%	18.6%	15.8%

The effective tax rate of 19.0% for the third quarter of 2024 was higher than the EAETR due to the income tax expense for discrete items of $13 million. The discrete items are primarily related to changes in estimates for previous years, and the impact of foreign currency on income tax related items. In addition to this, there was a recapture of tax benefit of $1 million due to a higher EAETR compared to prior quarter.

For the first nine months ended 2024 the effective tax rate of 18.6% was higher than 17.7% due to a net result of unfavorable discrete items of $22 million.

The effective tax rate of 18.6% for the first nine months of 2024 was higher compared to the rate for the first nine months ended 2023 of 15.8% due to a different mix of the benefit (provision) for income taxes in our operating locations, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, newly enacted alternative minimum tax law as per 2024, and also due to the impact of the discrete items in the respective periods.

7 Identified Intangible Assets

Identified intangible assets as of September 29, 2024 and December 31, 2023, respectively, were composed of the following:

	September 29, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	33	—	70	—
Customer-related	791	(388)	788	(352)
Technology-based	929	(630)	1,406	(990)
Identified intangible assets	1,753	(1,018)	2,264	(1,342)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2024 (remaining)	70
2025	180
2026	99
2027	71
2028	63
Thereafter	252

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 5 years as of September 29, 2024 (December 31, 2023: 4 years).

8 Debt

The following table summarizes the outstanding debt as of September 29, 2024 and December 31, 2023:

		September 29, 2024		December 31, 2023
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	—	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Total principal		10,250		11,250
Unamortized discounts, premiums and debt issuance costs		(68)		(75)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,182		11,175
Current portion of long-term debt		(499)		(1,000)
Long-term debt		9,683		10,175

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue and other income	1	2	3	3
Purchase of goods and services	1	1	3	2

The following table presents the amounts related to receivable and payable balances with these related parties:

	September 29, 2024	December 31, 2023
Receivables	1	1
Payables	3	7

Refer to Note 4 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 11 – Commitments and Contingencies for NXP’s related party commitments.

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	September 29, 2024	December 31, 2023
Assets:
Short-term deposits	1	400	409
Money market funds	1	1,912	3,137
Marketable equity securities	1	2	12
Derivative instruments-assets	2	14	12

Liabilities:
Derivative instruments-liabilities	2	(5)	(3)

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

As of September 29, 2024, the estimated fair value of current and non-current debt was $9.5 billion ($10.3 billion as of December 31, 2023). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of September 29, 2024, other than foundry joint venture commitments, the Company had purchase commitments of $3,468 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC), NXP has initially invested $140 million of equity in the third quarter of 2024 and has committed to invest an additional $1,460 million in equity through 2026. NXP has committed to contribute an additional $1,200 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,242 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in European Semiconductor Manufacturing Company (ESMC) GmbH, NXP has committed to invest an additional $526 million in equity through 2028.

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

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $236 million accrued for potential and current legal proceedings pending as of September 29, 2024, compared to $112 million accrued at December 31, 2023 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of September 29, 2024, the Company’s related balance of insurance reimbursements was $209 million (December 31, 2023: $67 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at September 29, 2024, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $235 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $212 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Overview

Quarter in Focus
•Revenue was $3.3 billion, down 5.4% year-on-year;
•GAAP gross margin was 57.4%, and GAAP operating margin was 30.5%;
•Non-GAAP gross margin was 58.2%, and non-GAAP operating margin was 35.5%;
•Cash flow from operations was $779 million, with net capital expenditures on property, plant and equipment of $186 million, resulting in non-GAAP free cash flow of $593 million;
•During the third quarter of 2024, NXP returned capital to shareholders with the payment of $259 million in cash dividends and the repurchase of $305 million of its common shares, for a total capital return of $564 million.

On September 4, 2024, NXP acquired shares in the newly founded VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC), which will build and operate a new 300mm semiconductor wafer manufacturing facility in Singapore. VSMC is 60% owned by Vanguard International Semiconductor Corporation and 40% owned by NXP. NXP will invest $1,600 million for our equity position, of which $140 million has been invested in the third quarter of 2024 and $740 million is expected to be paid in the next 12 months. NXP has committed to contribute an additional $1,200 million to support the long-term capacity infrastructure that is expected to be paid through 2026, of which $660 million is expected to be paid in the next 12 months.

Sequential Results
Q3 2024 compared to Q2 2024
Revenue for the three months ended September 29, 2024 was $3,250 million compared to $3,127 million for the three months ended June 30, 2024, an increase of $123 million or 3.9% quarter-on-quarter, in line with management's expectations. Within our end markets, the Automotive end market increased $101 million or 5.8%, the Mobile end market increased $62 million or 18.0%, and the Communication Infrastructure & Other end market increased $13 million or 3.0%, which were offset by a decrease in the Industrial IoT end market of $53 million or 8.6%.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,897 million, an increase of $93 million or 5.2% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,321 million, an increase of $27 million or 2.1% versus the previous period.

From a geographic perspective, revenue increased quarter-on-quarter in the China region by 9.6%, in the EMEA region by 6.4%, and in the Americas region by 6.2%, while revenue decreased in the Asia Pacific region by 5.9%.

Our gross profit percentage for the three months ended September 29, 2024 of 57.4% was relatively consistent compared with 57.3% for the three months ended June 30, 2024.

Operating income for the three months ended September 29, 2024 was $990 million compared to $896 million for the three months ended June 30, 2024, an increase of $94 million or 10.5%. Increased revenue and a cost control focus were the main drivers for the sequential increase.

Results of operations

The following table presents operating results for each of the three- and nine-month periods ended September 29, 2024 and October 1, 2023, respectively:

($ in millions, unless otherwise stated)	Q3 2024	% of Revenue	Q3 2023	% of Revenue	YTD 2024	% of Revenue	YTD 2023	% of Revenue

Revenue	3,250		3,434		9,503		9,854
% nominal growth	(5.4)		(0.3)		(3.6)		(0.4)
Gross profit	1,866		1,965		5,441		5,616
Gross margin	57.4%		57.2%		57.3%		57.0%
Research and development	(577)	17.8%	(601)	17.5%	(1,735)	18.3%	(1,767)	17.9%
Selling, general and administrative	(265)	8.2%	(294)	8.6%	(841)	8.8%	(848)	8.6%
Amortization of acquisition-related intangible assets	(29)	0.9%	(71)	2.1%	(108)	1.1%	(237)	2.4%
Other income (expense)	(5)	0.2%	(7)	0.2%	(15)	0.2%	(10)	0.1%
Operating income (loss)	990	30.5%	992	28.9%	2,742	28.9%	2,754	27.9%
Financial income (expense)	(82)	2.5%	(75)	2.2%	(227)	2.4%	(231)	2.3%
Benefit (provision) for income taxes	(173)	5.3%	(123)	3.6%	(468)	4.9%	(399)	4.0%
Results relating to equity-accounted investees	(6)	0.2%	(2)	0.1%	(10)	0.1%	(5)	0.1%
Net income (loss)	729	22.4%	792	23.1%	2,037	21.4%	2,119	21.5%
Less: Net income (loss) attributable to non-controlling interests	11	0.3%	5	0.1%	22	0.2%	19	0.2%
Net income (loss) attributable to stockholders	718	22.1%	787	22.9%	2,015	21.2%	2,100	21.3%

Diluted earnings per share	2.79		3.01		7.80		8.03

Revenue

Q3 2024 Overview

Q3 2024 compared to Q3 2023
Revenue for the three months ended September 29, 2024 was $3,250 million compared to $3,434 million for the three months ended October 1, 2023, a decrease of $184 million or 5.4%, in line with management’s expectations.

YTD 2024 Overview

YTD 2024 compared to YTD 2023
Revenue for the nine months ended September 29, 2024 was $9,503 million compared to $9,854 million for the nine months ended October 1, 2023, a decrease of $351 million or 3.6%.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	% change	YTD 2024	YTD 2023	% change
Automotive	1,829	1,891	(3.3)%	5,361	5,585	(4.0)%
Industrial & IoT	563	607	(7.2)%	1,753	1,689	3.8%
Mobile	407	377	8.0%	1,101	921	19.5%
Communication Infrastructure & Other	451	559	(19.3)%	1,288	1,659	(22.4)%
Total Revenue	3,250	3,434	(5.4)%	9,503	9,854	(3.6)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	% change	YTD 2024	YTD 2023	% change
Distributors	1,897	1,947	(2.6)%	5,440	5,117	6.3%
OEM/EMS	1,321	1,463	(9.7)%	3,970	4,653	(14.7)%
Other	32	24	33.3%	93	84	10.7%
Total Revenue	3,250	3,434	(5.4)%	9,503	9,854	(3.6)%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	% change	YTD 2024	YTD 2023	% change
China 1)	1,203	1,150	4.6%	3,315	3,128	6.0%
APAC, excluding China	845	906	(6.7)%	2,653	2,839	(6.6)%
EMEA (Europe, the Middle East and Africa)	719	866	(17.0)%	2,138	2,388	(10.5)%
Americas	483	512	(5.7)%	1,397	1,499	(6.8)%
Total Revenue	3,250	3,434	(5.4)%	9,503	9,854	(3.6)%
1) China includes Mainland China and Hong Kong

Q3 2024 compared to Q3 2023
From an end market perspective, NXP experienced growth in its Mobile end market, which was offset by declines in the Communication Infrastructure & Other, Automotive, and Industrial IoT end markets versus the year ago period.

Revenue in the Automotive end market was $1,829 million, a decrease of $62 million or 3.3% versus the year ago period. The decrease in the Automotive end market revenue was attributable to declines in our automotive processors and connectivity products, which were offset by growth in our ADAS – Safety products and advanced analog portfolio.

Revenue in the Industrial & IoT end market was $563 million, a decrease of $44 million or 7.2% versus the year-ago period. The decrease in the Industrial & IoT end market revenue was attributable to declines in our processors and security products.

Revenue in the Mobile end market was $407 million, an increase of $30 million or 8.0% versus the year ago period. The increase in the Mobile end market revenue was attributable to growth in our mobile wallet products, which were offset by declines in our connectivity and advanced analog products.

Revenue in the Communication Infrastructure & Other end market was $451 million, a decrease of $108 million or 19.3% versus the year ago period. The decrease in the Communication Infrastructure & Other end market revenue was attributable to declines in our secure cards, legacy processors, and RF power products.

When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,897 million, a decrease of 2.6% versus the year-ago period. Revenues through direct OEM and EMS customers was $1,321 million, a decrease of 9.7% versus the year ago period.

From a geographic perspective, revenue increased year-on-year in the China region by 4.6%, while revenue decreased in the EMEA region by 17.0%, in the Asia Pacific region by 6.7%, and in the Americas region by 5.7%.

YTD 2024 compared to YTD 2023
From an end market perspective, NXP experienced growth in its Mobile and Industrial & IoT end markets, which were offset by declines in the Communication Infrastructure & Other and the Automotive end markets versus the year ago period.

Revenue in the Automotive end market was $5,361 million, a decrease of $224 million or 4.0% versus the year ago period. The decrease in the Automotive end market revenue was attributable to declines in our automotive processors and connectivity products, which were offset by growth in our advanced analog portfolio and ADAS – Safety products.

Revenue in the Industrial & IoT end market was $1,753 million, an increase of $64 million or 3.8% versus the year ago period. Within the Industrial & IoT end market the year-on-year increase was across the entire product portfolio, including processors, advanced analog, security, and connectivity.

Revenue in the Mobile end market was $1,101 million, an increase of $180 million or 19.5% versus the year ago period. The increase in the Mobile end market revenue was attributable to increases in our mobile wallet and advanced analog products, which was offset by our connectivity products.

Revenue in the Communication Infrastructure & Other end market was $1,288 million, a decrease of $371 million or 22.4% versus the year ago period. The decrease in revenue of secure cards and RF power products was due to weak end market demand. Legacy processors experienced anticipated end-of-life trends.

When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $5,440 million, an increase of 6.3% versus the year-ago period. Revenues through direct OEM and EMS customers was $3,970 million, a decrease of 14.7% versus the year-ago period.

From a geographic perspective, revenue increased year-on-year in the China region by 6.0%, while revenue decreased in the EMEA region by 10.5%, in the Americas region by 6.8%, and in the Asia Pacific region by 6.6%.

Gross profit
Q3 2024 compared to Q3 2023
Gross profit for the three months ended September 29, 2024 was $1,866 million, or 57.4% of revenue, compared to $1,965 million, or 57.2% of revenue for the three months ended October 1, 2023, relatively consistent with revenue and costs, both of which had comparable decreases year on year.

YTD 2024 compared to YTD 2023
Gross profit for the nine months ended September 29, 2024 was $5,441 million, or 57.3% of revenue, compared to $5,616 million, or 57.0% of revenue for the nine months ended October 1, 2023, relatively consistent with revenue and costs, both of which had comparable decreases in the year-to-date period.

Operating expenses
Q3 2024 compared to Q3 2023
Operating expenses for the three months ended September 29, 2024 totaled $871 million, or 26.8% of revenue, compared to $966 million, or 28.1% of revenue for the three months ended October 1, 2023.

YTD 2024 compared to YTD 2023
Operating expenses for the nine months ended September 29, 2024 totaled $2,684 million, or 28.2% of revenue, compared to $2,852 million, or 28.9% of revenue for the nine months ended October 1, 2023.

•Research and development

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	% change		YTD 2024	YTD 2023	% change
Research and development	577	601	(4.0)%		1,735	1,767	(1.8)%
As a percentage of revenue	17.8%	17.5%	0.3	ppt	18.3%	17.9%	0.4	ppt

Q3 2024 compared to Q3 2023
R&D costs for the three months ended September 29, 2024 decreased by $24 million, or 4.0%, when compared to the three months ended October 1, 2023 primarily driven by lower personnel-related costs of $13 million and higher government grants and subsidies of $12 million.

YTD 2024 compared to YTD 2023
R&D costs for the nine months ended September 29, 2024 decreased by $32 million, or 1.8%, when compared to the nine months ended October 1, 2023 mainly driven by higher government grants and subsidies of $52 million, partly offset by licensing fees of $15 million.

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	% change		YTD 2024	YTD 2023	% change
Selling, general and administrative	265	294	(9.9)%		841	848	(0.8)%
As a percentage of revenue	8.2%	8.6%	(0.4)	ppt	8.8%	8.6%	0.2	ppt

Q3 2024 compared to Q3 2023
SG&A costs for the three months ended September 29, 2024 decreased by $29 million, or 9.9%, when compared to the three months ended October 1, 2023 primarily due to lower legal expenses of $28 million.

YTD 2024 compared to YTD 2023
SG&A costs for the nine months ended September 29, 2024 decreased by $7 million, or 0.8%, when compared to the nine months ended October 1, 2023 primarily due to lower legal expenses of $19 million.

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	% change		YTD 2024	YTD 2023	% change
Amortization of acquisition-related intangible assets	29	71	(59.2)%		108	237	(54.4)%
As a percentage of revenue	0.9%	2.1%	(1.2)	ppt	1.1%	2.4%	(1.3)	ppt

Q3 2024 compared to Q3 2023
Amortization of acquisition-related intangible assets for the three months ended September 29, 2024 decreased by $42 million, or 59.2%, when compared to the three months ended October 1, 2023 primarily due to the effect of certain acquisition-related intangibles becoming fully amortized (with regard to the previous Marvell and Freescale acquisitions).

YTD 2024 compared to YTD 2023
Amortization of acquisition-related intangible assets for the nine months ended September 29, 2024 decreased by $129 million, or 54.4%, when compared to the nine months ended October 1, 2023 primarily due to the effect of certain acquisition-related intangibles becoming fully amortized (with regard to the previous Marvell and Freescale acquisitions).

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Interest income	36	49	125	134
Interest expense	(96)	(109)	(298)	(329)
Total other financial income/ (expense)	(22)	(15)	(54)	(36)
Total	(82)	(75)	(227)	(231)

Q3 2024 compared to Q3 2023
Financial income (expense) was an expense of $82 million for the three months ended September 29, 2024, compared to an expense of $75 million for the three months ended October 1, 2023. Interest income decreased $13 million as a result of lower cash levels, and interest expense decreased by $13 million primarily due to the retirement of the 4.875% senior unsecured notes on March 1, 2024. Within Other financial income/ (expense), unrecognized tax benefit related interest increased $3 million. Additionally, fair value adjustments in equity securities resulted in a loss of $5 million for the three months ended September 29, 2024, versus a loss of $4 million for the three months ended October 1, 2023.

YTD 2024 compared to YTD 2023
Financial income (expense) was an expense of $227 million for the nine months ended September 29, 2024, compared to an expense of $231 million for the nine months ended September 29, 2024. Interest income decreased $9 million as a result of lower cash levels, and interest expense decreased by $31 million primarily due to the retirement of the 4.875% senior unsecured notes on March 1, 2024. Within Other financial income/ (expense), unrecognized tax benefit related interest increased $10 million. Additionally, there were fair value adjustments in equity securities, a loss of $10 million for the nine months ended September 29, 2024, versus a profit of $1 million for the nine months ended October 1, 2023.

Benefit (provision) for income taxes
Our provision for income taxes for 2024 is based on our EAETR of 17.7% , which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Tax benefit (provision) calculated at EAETR	(160)	(134)	(446)	(407)
Discrete tax benefit (provision) items	(13)	11	(22)	8
Benefit (provision) for income taxes	(173)	(123)	(468)	(399)

Effective tax rate	19.0%	13.4%	18.6%	15.8%

Q3 2024 compared to Q3 2023
The effective tax rate of 19.0% for the third quarter of 2024 was higher than the EAETR due to the income tax expense for discrete items of $13 million. The discrete items are primarily related to changes in estimates for previous years, and the impact of foreign currency on income tax related items. In addition to this, there was a recapture of tax benefit of $1 million due to a higher EAETR compared to prior quarter.

YTD 2024 compared to YTD 2023
For the first nine months ended 2024 the effective tax rate of 18.6% was higher than 17.7% due to an net result of unfavorable discrete items of $22 million.

The effective tax rate of 18.6% for the first nine months of 2024 was higher compared to the rate for the first nine months ended 2023 of 15.8% due to a different mix of the benefit (provision) for income taxes in our operating locations, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, newly enacted alternative minimum tax law as per 2024, and also due to the impact of the discrete items in the respective periods.

Results Relating to Equity-accounted Investees
Q3 2024 compared to Q3 2023
Results relating to equity-accounted investees amounted to a loss of $6 million for the three months ended September 29, 2024, whereas the three months ended October 1, 2023 results relating to equity-accounted investees amounted to a loss of $2 million.

YTD 2024 compared to YTD 2023
Results relating to equity-accounted investees amounted to a loss of $10 million for the nine months ended September 29, 2024, whereas the nine months ended October 1, 2023 results relating to equity-accounted investees amounted to a loss of $5 million.
Non-controlling Interests
Q3 2024 compared to Q3 2023
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $11 million for the three months ended September 29, 2024, compared to a profit of $5 million for the three months ended October 1, 2023.

YTD 2024 compared to YTD 2023
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $22 million for the nine months ended September 29, 2024, compared to a profit of $19 million for the nine months ended October 1, 2023.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2024, our cash balance was $2,748 million, a decrease of $1,114 million compared to December 31, 2023 having fully retired our $1 billion aggregate principal amount of outstanding 4.875% senior unsecured notes due March 2024. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $5,248 million of liquidity as of September 29, 2024. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, short-term deposits, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2024	YTD 2023
Cash from operations	2,391	2,376
Capital expenditures	(597)	(652)
Cash to shareholders	(1,698)	(1,364)

Cash and short-term deposits
At September 29, 2024, our cash and short-term deposits balance was $3,148 million of which $236 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $597 million in the first nine months of 2024, compared to $652 million in the first nine months of 2023.

Capital return
Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 5, 2024 ($261 million), dividends of $1.014 per ordinary share were paid on April 10, 2024 ($260 million), dividends of $1.014 per ordinary share were paid on July 10, 2024 ($259 million) and dividends of $1.014 per ordinary share were paid on October 9, 2024 ($258 million).

In the first nine months of 2024 we repurchased approximately $918 million of shares.

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $10,182 million as of September 29, 2024, a decrease of $993 million compared to December 31, 2023 ($11,175 million). On March 1, 2024, we fully retired at maturity our $1 billion aggregate principal amount of outstanding 4.875% senior unsecured notes using available cash on balance sheet.

As of September 29, 2024, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $10,250 million (collectively the “Notes”), of which $500 million is payable within 12 months. Future interest payments associated with the Notes total $2,862 million, with $378 million payable within 12 months.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at September 29, 2024 amounted to $7,034 million, compared to $6,904 million as of December 31, 2023.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At September 29, 2024, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cash flows

Our cash and cash equivalents during the first nine months of 2024 decreased by $1,114 million (excluding the effect of changes in exchange rates on our cash position of nil million) as follows:

($ in millions, unless otherwise stated)	YTD 2024	YTD 2023
Net cash provided by (used for) operating activities	2,391	2,376
Net cash (used for) provided by investing activities	(884)	(879)
Net cash provided by (used for) financing activities	(2,621)	(1,296)
Increase (decrease) in cash and cash equivalents	(1,114)	201

Cash Flow from Operating Activities
For the first nine months of 2024 our operating activities provided $2,391 million in cash. This was primarily the result of net income of $2,037 million, adjustments to reconcile the net income of $910 million and changes in operating assets and liabilities of $(574) million. Adjustments to net income (loss) include offsetting non-cash items, such as depreciation and amortization of $666 million, share-based compensation of $344 million and changes in deferred taxes of $(127) million. Changes in operating assets and liabilities were primarily driven by a $204 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $182 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, $100 million increase in inventories in order to align inventory on hand with expected demand, and $88 million increase in other non-current assets due to movements in our prepayments and balance of insurance reimbursements.

For the first nine months of 2023 our operating activities provided $2,376 million in cash. This was primarily the result of net income of $2,119 million, adjustments to reconcile the net income of $982 million and changes in operating assets and liabilities of $(746) million. Adjustments to net income (loss) includes offsetting non-cash items, such as depreciation and amortization of $837 million, share-based compensation of $304 million and changes in deferred taxes of $(170) million. Changes in operating assets and liabilities were primarily driven by a $359 million increase in inventories due to increased production levels in order to align inventory on hand with expected demand, $118 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, partially offset by $220 million increase in accounts payable and other liabilities as a result of timing related to payments.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $884 million for the first nine months of 2024 and principally consisted of the cash outflows for capital expenditures of $597 million, $193 million for the purchase of investments (driven primarily by the capital contributions of approximately $31 million into ESMC and approximately $140 million into VSMC) and $113 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Net cash used for investing activities amounted to $879 million for the first nine months of 2023 and principally consisted of the cash outflows for capital expenditures of $652 million, $93 million for the purchase of investments, and $135 million for the purchase of identified intangible assets.

Cash Flow from Financing Activities
Net cash used for financing activities of $2,621 million for the first nine months of 2024 was primarily driven by the payment of $1 billion to retire at maturity our outstanding 4.875% senior unsecured notes due March 2024, dividend payments to common stockholders of $780 million, and purchase of treasury shares and restricted stock unit holdings of $918 million, partially offset by the proceeds from the issuance of common stock through stock plans of $79 million.

Net cash used for financing activities of $1,296 million for the first nine months of 2023 was primarily driven by the dividend payments to common stockholders of $745 million and the purchase of treasury shares and restricted stock unit holdings of $619 million, partially offset by the proceeds from the issuance of common stock through stock plans of $70 million.

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

Summarized Statements of Income

For the nine months ended
($ in millions)	September 29, 2024

Revenue	5,480
Gross Profit	2,791
Operating income	1,038
Net income	382

Summarized Balance Sheets

	As of
($ in millions)	September 29, 2024	December 31, 2023

Current assets	3,175	4,298
Non-current assets	11,993	11,773
Total assets	15,168	16,071

Current liabilities	1,267	2,005
Non-current liabilities	10,219	10,566
Total liabilities	11,486	12,571

Obligor's Group equity	3,682	3,500
Total liabilities and Obligor's Group equity	15,168	16,071

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the nine months ended September 29, 2024: $519 million). The Obligor Group has amounts due from equity financing (September 29, 2024: $5,438 million; December 31, 2023: $5,441 million) and due to debt financing (September 29, 2024: $1,779 million; December 31, 2023: $2,346 million) with non-guarantor subsidiaries.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including the effects of purchase price accounting (“PPA”), restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	September 29, 2024	June 30, 2024	October 1, 2023
GAAP gross profit	$1,866	$1,792	$1,965
PPA effects	(12)	(12)	(13)
Restructuring	—	(4)	—
Share-based compensation	(14)	(15)	(14)
Other incidentals	—	(10)	(18)
Non-GAAP gross profit	$1,892	$1,833	$2,010
GAAP Gross Margin	57.4%	57.3%	57.2%
Non-GAAP Gross Margin	58.2%	58.6%	58.5%
GAAP research and development	$(577)	$(594)	$(601)
Restructuring	—	(4)	4
Share-based compensation	(58)	(58)	(53)
Other incidentals	—	—	(2)
Non-GAAP research and development	$(519)	$(532)	$(550)
GAAP selling, general and administrative	$(265)	$(270)	$(294)
PPA effects	(1)	(1)	(1)
Restructuring	—	2	—
Share-based compensation	(43)	(41)	(36)
Other incidentals	(2)	(2)	(4)
Non-GAAP selling, general and administrative	$(219)	$(228)	$(253)
GAAP operating income (loss)	$990	$896	$992

($ in millions)	For the three months ended
	September 29, 2024	June 30, 2024	October 1, 2023
GAAP operating income (loss)	$990	$896	$992
PPA effects	(42)	(41)	(85)
Restructuring	—	(6)	4
Share-based compensation	(115)	(114)	(103)
Other incidentals	(6)	(14)	(27)
Non-GAAP operating income (loss)	$1,153	$1,071	$1,203
GAAP Operating Margin	30.5%	28.7%	28.9%
Non-GAAP Operating Margin	35.5%	34.3%	35.0%
GAAP Income tax benefit (provision)	$(173)	$(154)	$(123)
Income tax effect	9	15	45
Non-GAAP Income tax benefit (provision)	$(182)	$(169)	$(168)

($ in millions)	For the three months ended
	September 29, 2024	June 30, 2024	October 1, 2023
Net cash provided by (used for) operating activities	$779	$761	$988
Net capital expenditures on property, plant and equipment	(186)	(184)	(200)
Non-GAAP free cash flow	$593	$577	$788

($ in millions)	For the three months ended
	September 29, 2024	June 30, 2024	October 1, 2023
Long-term debt	$9,683	$9,681	$10,173
Short-term debt	499	499	999
Total debt	10,182	10,180	11,172
Less: cash and cash equivalents	(2,748)	(2,859)	(4,042)
Less: short-term deposits	(400)	(400)	—
Net debt	$7,034	$6,921	$7,130

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 29, 2024. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 29, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three-month period ended September 29, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the Share Repurchase Program"). In August 2024, the Board approved an additional $2 billion authorization to the Share Repurchase Program. Per September 29, 2024, there was approximately $2.6 billion remaining for the repurchase of shares under the Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended September 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
July 1, 2024 – August 4, 2024	448,603	$267.08	433,661	3,450,470	14,942
August 5, 2024 – September 1, 2024	405,290	$247.02	401,227	10,614,775	4,063
September 2, 2024 – September 29, 2024	365,142	$232.19	365,142	10,763,975	—
Total	1,219,035		1,200,030		19,005
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

On August 7, 2024, Andrew Micallef, Executive Vice President and Chief Operations and Manufacturing Officer of the Company, entered into a Rule 10b5-1 Trading Plan (the “Plan”), pursuant to which a maximum amount of 4,000 common shares of the Company may be sold under the Plan from March 17, 2025 through December 31, 2025. The Plan terminates on the earlier of: (i) December 31, 2025, (ii) the first date on which all trades set forth in the Plan have been executed, or (iii) such date the Plan is otherwise terminated according to its terms.

Other

The Compensation Committee of the Board of Directors of NXP Semiconductors N.V. (the “Company”) has approved a form of Performance Restricted Stock Unit Award Agreement (attached as Exhibit 10.1 to this Report) for the award of equity grants to our employees, including the Company’s Chief Executive Officer, Chief Financial Officer and other named executive officers. These equity awards will be granted under the NXP Semiconductors N.V. 2019 Omnibus Incentive Plan which was previously approved by the Company’s annual general meeting of shareholders.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

10.1 *+	Form of Performance Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2024 and October 1, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2024 and October 1, 2023; (iii) Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2024 and October 1, 2023; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 29, 2024 and October 1, 2023; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2024

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

Date: November 5, 2024

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

Date: November 5, 2024

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 29, 2024 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 5, 2024

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 29, 2024 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: November 5, 2024

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer