Form 10-K
period 2024-12-31
NXP Semiconductors N.V.
filed 2025-02-20
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on July 1, 2024 as reported on the Nasdaq Global Select Market, was $67.7 billion. As of February 14, 2025, the Registrant had 253,620,117 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual General Meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:
•market demand and semiconductor industry conditions;
•our ability to successfully introduce new technologies and products;
•the demand for the goods into which our products are incorporated;
•trade disputes between the U.S. and China, potential increase of barriers to international trade, including the imposition of new or increased tariffs, and resulting disruptions to our established supply chains;
•the impact of government actions and regulations, including as a result of executive orders, including restrictions on the export of products and technology;
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

In addition, this Annual Report contains information concerning the semiconductor industry, our end markets and business generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which the semiconductor industry, our end markets and business will develop. We have based these assumptions on information currently available to us, including through the market research and industry reports referred to in this Annual Report. If any one or more of these assumptions turn out to be incorrect, actual market results may differ from those predicted. While we do not know what impact any such differences may have on our business, if there are such differences, they could have a material adverse effect on our future results of operations and financial condition, and the trading price of our common stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak to results only as of the date the statements were made. Except for any ongoing obligation to disclose material information as required by the United States federal securities laws, NXP does not have any intention or obligation to publicly update or revise any forward-looking statements after we file this document with the U.S. Securities and Exchange Commission, whether to reflect any future events or circumstances or otherwise.

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

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 70 years of innovation and operating history. For the year ended December 31, 2024, we generated revenue of $12,614 million, compared to $13,276 million for the year ended December 31, 2023.

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

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $627.6 billion in 2024.

Business Combinations
On December 17, 2024, NXP entered into a definitive agreement to acquire Aviva Links for $242.5 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the first half of 2025.

On January 7, 2025, NXP entered into a definitive agreement to acquire TTTech Auto for $625 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the second half of 2025 with a possibility for an accelerated closing timeline.

On February 10, 2025, NXP entered into a definitive agreement to acquire Kinara, Inc. for $307 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the first half of 2025.

Reporting Segment
NXP has one reportable segment representing the entity as a whole, which reflects the way in which our chief operating decision maker, Kurt Sievers, executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

End Market Exposure
Our product groups are focused on four primary end markets that we believe are characterized by long-term, attractive growth opportunities and where we believe we enjoy sustained, competitive differentiation through our technology leadership. The four end markets are Automotive, Industrial & IoT, Mobile, and Communication Infrastructure & Other.

	Automotive	Industrial & IoT	Mobile	Comm Infra & Other
Core	Auto MCU (non-S32) In-vehicle infotainment (IVI) In-vehicle networking (IVN) Advanced Analog Secure Car Access	Processors Analog & Security Connectivity	Secure Mobile payment & Access Solutions Custom Analog Interfaces	Secure Card Solutions Legacy Networking Processors RF Power Amplifiers
Accelerated Growth	SDV Radar Systems Electrification Connectivity	Intelligent Edge Systems
i.Automotive
Growth in automotive semiconductor sales relies on (1) global vehicle sales and production trends and (2) the increase in semiconductor content per vehicle. In the past few years, and going forward, we believe the latter will be the most important driver for growth in the automotive semiconductor market, while the stagnation of global vehicle sales and production will make the former less relevant. The increase of the average semiconductor content is being driven by the proliferation of electronic features throughout the vehicle, especially for driver assistance (ADAS), and by the increasing penetration of electrified vehicles, which have much higher semiconductors content.

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

ii.Industrial & IoT
The world is becoming smarter, more connected and more data driven, and the Industrial & IoT market sits at the center of this global digital transformation. The Industrial & IoT market is highly fragmented with a diverse collection of products and applications such as factory automation, home and building automation, appliances, home entertainment, power and energy and healthcare solutions.

The need for productivity increase requiring real-time insights and efficient processes for factory automation, the reduction of resource consumption and better energy efficiency for smart factories and buildings, the enhancement in consumer convenience security and comfort for smart homes, the increase in performance requirements for processing content in smart consumer devices, the need for better health prevention and monitoring solutions, are some of the key use-cases and trends driving growth in Industrial & IoT. Carbon emissions reduction efforts (global net zero emission commitments) will also be a key growth driver with large transformations expected of our energy systems. Factories, buildings and homes will need to rely much more on renewable energy (e.g., solar, wind) and increase efficient use of energy. The way we generate and store energies will likely be more distributed. The energy ecosystem needs to develop and ensure smart, efficient and reliable power delivery.

These trends drive the replacement of traditional mechanical equipment by smart, energy-saving and connected electronic equipment using various sensors, processors, connectivity, analog and security chipsets that align well with NXP’s portfolio and ability to provide customers with system solutions across these applications segments.

Finally, with the growing number of connected devices and increasing data generation, latency, privacy and bandwidth have become critical limiting factors. Intelligent edge solutions solve this by bringing the intelligence closer to the source. Edge systems reduce the tendency on the cloud, lowering power consumption, strengthening data protection. They are, most of the time, autonomous and real-time. They handle data and do decisions locally. NXP's scalable low power solutions across the entire embedded processing spectrum are ideally suited here.

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

iv.Communication Infrastructure & Other
The Communication Infrastructure & Other end market is a combination of three different application markets, namely secure edge identification, 5G radio power and digital network communication solutions.

In secure edge identification solutions, NXP has extensive experience providing customers with solutions for applications demanding the highest security and reliability (ePassports, eID credentials, transportation & payment cards. Included as well is the growing RFID market that uses wireless technology for identification and tracking of objects. Further digitalization of governmental services, the trend towards secure contactless payment and the need to improve tracking, traceability and authentication of products are driving demand across these applications.

Most countries in the world have migrated their wireless infrastructure to 5G network technology. This application market provides base station radio units with power amplifiers for improved signal throughput and efficiency.

Finally, the increasing number of connected devices exchanging more data in the cloud and on the device edge, combined with demand for improved digital communication drives demand in the network communications market.

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

i.Microcontrollers
We have been a provider of MCU solutions for more than 40 years. MCUs integrate all of the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive, smartcards, industrial and consumer markets. Our MCU product portfolio ranges from 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. Our portfolio is highly scalable, and is coupled with our extensive software and design tools. This enables our customers to design-in and deploy our MCU families, leveraging a consistent software development environment. Due to the scalability of our portfolio we are able to help future-proof our customer’s products as their systems evolve, becoming more complex or requiring greater processing capabilities over time. In an increasingly connected and networked society, where security is playing a more important role, our MCU families are equipped with varying security features (such as remote authentication, system/data integrity, secure communication and anomaly detection) to address different type of security risks. For automotive applications, our microcontrollers deliver the required reliability, security and functional safety to address current and future automotive challenges. Our S32x Automotive Processing Platform offers scalability across products and multiple application domains with S32K MCU’s based on Arm Cortex-M cores up to the Automotive Safety Integrity Level (ASIL-D) capabilities. Our i.MX RT crossover processors are built using applications processors chassis, delivering a high level of integration, high speed peripherals, enhanced security, and engines for enhanced user experience (for example, 2D/3D graphics), but powered by a low-power MCU core running a real-time operating system like Amazon Free RTOS or Zephyr RTOS. The i.MX RT series offers the high performing Arm Cortex-M core, real-time functionality, and MCU usability at an affordable price. Our new MCX MCU family of Arm Cortex-M based MCUs, builds on the strength of our Kinetis and LPC portfolio. The MCX series also integrates our machine learning neural processing unit for machine learning applications.

ii.Application Processors
Application processors, also known as SoCs, consist of a computing core with external memory and special-purpose hardware accelerators and software for secure applications that support standard application operating systems such as Linux, and are targeted at specific applications, such as multimedia to run graphics and video, system networking management, or specialized processing. Our products focus on consumer devices, industrial applications and automotive applications, like driver information systems, ADAS and vehicle networking. We provide highly integrated Arm-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. Our i.MX 8 and 9 families are the latest generations of our general purpose application processors. Our i.MX 8 family is a feature and performance scalable multi-core platform that includes single, dual and quad-core families based on the Arm Cortex architecture for advanced graphics, imaging, machine vision, audio, voice, video, and safety-critical applications. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single, dual and quad core implementations. Software support includes Linux and Android implementations. Our i.MX 9 series of application processors integrates hardware neural processing units across the entire series for acceleration of machine learning applications at the edge. In Automotive, our S32x Automotive Processing Platform offers scalability across products and multiple application domains based on Arm Cortex-A, Cortex-R, and Cortex-M cores up to Automotive Safety Integrity Level (ASIL-D) capabilities with software compatibility from the MCU’s to SoC’s.

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

v.Analog and Interface Products
We have a very broad portfolio of Analog and Interface products that are used in many markets, particularly automotive, industrial & IoT and mobile. In automotive we are the market leader in most of the applications, with integrated 77Ghz Radar solution for ADAS, battery management products for Electrification, audio processing solutions and amplifiers for car entertainment, Controller Area Network (CAN), Local Interconnect Network (LIN), FlexRay and Ethernet solutions for in-vehicle networking and two-way secure products for secure car access. In Industrial & IoT and mobile, we are a major supplier in interface, power and high-performance analog products. Our product portfolios includes I2C/I³C, General Purpose Input/Output (GPIO), LED controllers, real-time clocks, signal and load switches, signal integrity products, wired charging solutions, fast charging solutions, DC-DC, AC-DC converters and high-performance RF amplifiers. We have also successfully engaged with leading OEMs to drive custom and semi-custom products which in turn allow us to refine and accelerate our innovation and product roadmaps.

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

The following table shows selected key information with respect to our major operating front-end and back-end facilities:

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

In recent years, as a result of constraints in the semiconductor supply chains, there has been a tendency towards longer term supply contracts with suppliers in exchange for capacity. From an operational perspective, all of our manufacturing facilities continue to operate around the world in accordance with guidance issued by local and national government authorities.

NXP also has equity investments in the following joint venture manufacturing companies:
•European Semiconductor Manufacturing Company (ESMC) GmbH will build and operate a new 300mm semiconductor wafer manufacturing facility in Dresden, Germany. ESMC is 70% owned by TSMC, with Bosch, Infineon, and NXP each owning 10%. NXP is entitled to 10% of the fab facility capacity. Initial production at ESMC is currently targeted to begin in 2027.
•VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC) will build and operate a new 300mm semiconductor wafer manufacturing facility in Singapore. VSMC is 60% owned by Vanguard International Semiconductor Corporation and 40% owned by NXP. NXP is entitled to 40% of the fab facility capacity. Initial production at VSMC is currently targeted to begin in 2027.

Sales, Marketing and Customers
We market our products and solutions worldwide to a variety of OEMs, Electronic Manufacturing Service customers (EMSs) and Distributors. We generate demand for our products by delivering product solutions to our customers, and supporting their system design-in activities by providing application architecture expertise and local field application engineering support.

Our sales and marketing teams are organized into six regions, which are EMEA (Europe, the Middle East and Africa), the Americas, Japan, South Korea, China and South Asia Pacific. These sales regions are responsible for managing customer relationships and creating demand for our solutions through the full ecosystem development. In addition, our sales and marketing teams in the regions partner with our distributors and our large number of mass market customers.

Our sales and marketing strategy focuses on key defined verticals in Automotive, Industrial & IoT, Communication Infrastructure, and Mobile deepening our relationship with our top OEMs and EMSs, expanding our reach to our mass market customers, startups and our distribution partners and becoming their preferred supplier, which we believe assists us in reducing sales volatility in challenging markets. We have long-standing customer relationships with most of our customers. Our 10 largest OEM end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Aptiv, Bosch, Continental, Denso, Harman Auto, Hyundai, LGE Automotive, Samsung and Visteon. We also have a strong position with our distribution partners, including our five largest in alphabetical order, Arrow, Avnet, Nexty, WT Micro and World Peace.

Our revenue is primarily the sum of our direct sales to OEMs, EMSs plus our distributors’ resale of NXP products. Avnet accounted for 22% of our revenue in 2024 and 21% in 2023. No other distributor accounted for greater than 10% of our revenue. No OEM for which we had direct sales to accounted for more than 10% of our revenue in 2024 or 2023.

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

Our direct grants include those awarded under the European 2nd Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI ME/CT”). During 2023 and 2024, the Company was granted IPCEI ME/CT government assistance in multiple EU member states. The duration of the IPCEI ME/CT grants is planned to run until the end of 2029. The conditions to receive the IPCEI ME/CT government assistance include restrictions on eligible expenditures, employment retention, annual budget appropriations by the member states, compliance with member states’ regulations and project objectives and results, as well as repayment conditions. Our dedicated R&D teams across the involved member states under the IPCEI ME/CT program seek to innovate in core technologies across automotive, industrial and cybersecurity. This includes 5nm, advanced driving assistance and battery management systems in automotive, 6G and Ultra-Wideband as well as artificial intelligence (AI), RISC-V and post-quantum cryptography.

Intellectual Property
The creation and use of intellectual property is a key aspect of our strategy to differentiate ourselves in the marketplace. We seek to protect our proprietary technologies by obtaining patents, trademarks, domain names, retaining trade secrets and defending, enforcing and utilizing our intellectual property rights, where appropriate. We believe this strategy allows us to preserve the advantages of our products and technologies, and helps us to improve the return on our investment in research and development. We have a broad portfolio of approximately 9,600 patent families (each patent family includes all patents and patent applications originating from the same invention). To protect confidential technical information and software, we rely on copyright and trade secret law and enter into confidentiality agreements as applicable. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through all available legal means to the extent that we determine the benefits of such actions to outweigh the costs and risks involved.

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

Information about our Executive Officers
The names, ages and positions as of February 20, 2025, of our executive officers, including our Chief Executive Officer, Mr. Sievers, are as follows:

Name	Age	Position
Kurt Sievers	55	Executive director, president and chief executive officer
Bill Betz	47	Executive vice president and chief financial officer
Christopher Jensen	55	Executive vice president and chief people officer
Andrew Hardy	48	Executive vice president and chief sales officer
Andrew Micallef	60	Executive vice president and chief operations and manufacturing officer
Jennifer Wuamett	59	Executive vice president, general counsel, corporate secretary and chief sustainability officer

Human Capital
At the heart of NXP's is our talented global employees, referred to as team members, whose creativity and dedication drive the innovation that sets our company apart. Our purpose is to bring together bright minds to create breakthrough technologies that make the connected world better, safer, and more secure. Globally, we implement policies and programs designed to attract, engage and retain top talent. These efforts center around key priorities including team member engagement, thought leadership, inclusion, compensation and benefits, development and growth, future talent, team member retention and community outreach.

NXP’s workforce includes direct labor (DL) and indirect labor (IDL). DL are those team members directly involved in manufacturing our products, while IDL consists of individual contributors, managers and executives in other functions such as research and development (R&D) and selling, general and administrative roles (SG&A). At December 31, 2024, we had approximately 33,100 employees, which includes approximately 1,400 employees in our joint venture. Our NXP global workforce spans three regions encompassing 30+ countries and includes approximately 11,600 team members dedicated to the research and development of our products and solutions (representing 37% of our NXP workforce).

2024 NXP Employee Workforce by Region
16%
24%
60%
APAC
EMEA
Americas

Corporate Values, Team Member Engagement and Retention
NXP's values are the cornerstone of how we operate, develop our teams, and foster innovation. Built on trust and respect, these principles guide every aspect of our talent strategy.

To assess and improve engagement, we consistently invite team members to share their feedback through the Winning Culture Survey, which covers various factors such as engagement and ethics. In our 2024 survey, 87% of our indirect-labor team members participated.

NXP is dedicated to retaining team members and closely monitors voluntary turnover. During calendar year 2024, our voluntary attrition rate was 5.5%. We continue to drive programs centered around retention actions for strategic roles and top-performing talent as well as broad-based programs targeting all team members.

Inclusion
At NXP, inclusion is integral to who we are. We value the unique talents, experiences, and perspectives that each team member brings to the workplace. Our inclusion approach is centered around the following:
•Leadership commitment and ownership;
•Building and sustaining a qualified talent pipeline and robust processes; and
•Fostering an inclusive culture and a sense of belonging to attract and retain the best talent.

NXP values team member engagement in driving inclusion through our Employee Resource Groups (ERGs). Membership is open to all team members, and each ERG has defined missions and executive oversight. Today, we have nine primary ERGs with representation in Asia, Europe and North America. The Human Resources and Compensation Committee of our Board provides oversight of our policies, programs and initiatives focusing on human capital management, including workforce inclusion.

Future Talent and Development
NXP’s dedication to new-in-career and internship programs plays a vital role in cultivating the next generation of talent. Additionally, through our partnerships and engagements with universities, we support advanced research programs and projects worldwide.
NXP empowers team members to develop their professional skills and capabilities and is dedicated to a 70/20/10 continuous learning model, including mechanisms for learning through on-the-job experiences (70%), learning through others (20%), and learning through formal education (10%). Using a blend of internally designed and externally sourced courses and learning resources, we offer our global team members a variety of training programs in support of key business processes, requirements and initiatives.

Compensation and Benefits
We provide team members with total rewards packages including base salary and short-term and long-term incentives. In addition, we offer comprehensive benefits package that includes various offerings that support the overall health and well-being of our team members.
We believe that pay decisions should be made on four factors: external market conditions, employee performance/contributions, specific skills and internal equity. NXP has policies and procedures in place to promote pay equity and utilizes third-party data to formulate compensation and benefits programs that are fair, equitable and competitive. We perform pay reviews twice a year, alongside NXP's rewards processes, to ensure we are delivering pay decisions with an appropriate focus on fairness, reflecting our commitment to making compensation-related decisions based only on performance, tenure and skill related factors. We empower leaders to recognize both individual and team accomplishments.
Employee Health and Safety
We are committed to the safety of our employees, and we continuously assess safety risks globally to ensure workplace risks are mitigated. We are certified to the ISO 45001 Occupational Health and Safety Management System, and have developed robust safety programs and initiatives to safeguard our workforce. In 2024, we began an internal effort to increase safety awareness at all of our manufacturing sites via various programs including Safety Hero/Star, which recognizes employees who have fully embraced the safety-oriented mindset.

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
We go a step further, working beyond our operations, to help create a smarter, more sustainable world. We develop innovative product solutions that not only support our sustainability goals but also meet the objectives of our stakeholders. We stay informed about changes in global legislation, by tracking current discussions, timelines and the likelihood of new implementations, and include these potential legislative requirements when we plan for new product introductions. By working to minimize the environmental impact of our products in the early stages of their development, we enable sustainable, green technologies that benefit both our company and our customers.
Additional information about our environmental strategy, targets and metrics is included in our Corporate Sustainability Report and can be found on our website1.

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
Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls, and webcasts. We use these channels, including our website, to communicate with our investors and the public about our company, our products and solutions and other issues. It is possible that the information we post on our website could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we make available on our website.

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
It is difficult for us, our customers and suppliers to forecast demand trends. We may be unable to accurately predict the extent or duration of cycles or their effect on our financial condition or result of operations and can give no assurance as to the timing, extent or duration of the current or future business cycles generally, or specific to the markets in which we participate. In the first half of 2020, demand in the automotive market steeply declined as a result of manufacturing shutdowns by automotive OEMs due to the coronavirus pandemic, resulting in an unforeseen negative impact to our results of operations. Beginning in the third quarter of 2020, demand rebounded across all end markets more quickly than anticipated and accelerated through the third quarter of 2022, resulting in our inability to fully satisfy customer demand. In 2008 and 2009, Europe, the United States and international markets experienced increased volatility and instability related to the global financial crisis. In the event of a future decline in global
1 The contents of our website, our Corporate Sustainability Report, and our Sustainability Policy are referenced for general information only and are not incorporated by reference into, and do not form a part of, this Form 10-K.

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
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Accordingly, the success of our business depends to a significant extent on our ability to develop new technologies and products that are ultimately successful in the market. The costs related to the research and development necessary to develop new technologies and products are significant and subject to increase due to current and expected inflation and any reduction of our research and development budget could harm our competitiveness. Meeting evolving industry requirements, including the increasing use of AI and machine learning technologies (including the need to run complex AI-based applications on devices), and introducing new products to the market in a timely manner and at prices that are acceptable to our customers are significant factors in determining our competitiveness and success.
In addition, AI and machine learning are still in early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. Such risks may include (i) adverse impacts from deficient, inaccurate, or biased AI recommendations, (ii) AI technologies the company develops and adopts may not meet market requirements or become obsolete earlier than planned, and there can be no assurance that the company will realize the desired or anticipated benefits, (iii) use of AI applications could increase the risk of cybersecurity incidents, such as through unintended or inadvertent transmission of proprietary or sensitive information, or (iv) any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome.
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
The vast majority of our revenue is derived from sales to manufacturers in the automotive, industrial & IoT, mobile, and communication infrastructure end markets. Demand in these markets fluctuates significantly, driven by consumer spending, consumer preferences, the development of new technologies and prevailing economic conditions. In addition, the specific products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that affect the price manufacturers are willing to pay us. Such customers have in the past, and may in the future, vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand. This can make managing our business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts. Furthermore, developing industry trends, such as customers’ use of outsourcing and revised supply chain models, including the direct purchase of semiconductor products by end product manufacturers instead of component manufacturers, may affect our revenue, costs, customer relations and working capital requirements.
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
If any of the following international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations:
•negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the increase of barriers to international trade including the imposition of new or increased tariffs on imports by the United States and China, enhanced export controls on certain products and sanctions on certain industry sectors and parties;
•social and political instability in a number of countries around the world, including continued hostilities in the Middle East and the armed conflict in Ukraine. The instability and any resulting sanctions, export controls or other penalties, may have a negative effect on our business, financial condition and operations via our customers and global supply chain and volatility in energy prices and the financial markets or negatively impact demand for our products;
•potential terrorist attacks;
•epidemics and pandemics, such as the coronavirus outbreak, which may adversely affect our workforce, as well as our suppliers and customers;
•geopolitical tension and disputes, as well as, resulting adverse changes in government policies, especially those affecting global trade and investment, including the imposition of new or increased tariffs. Sustained geopolitical tensions, such as the current geopolitical tensions involving China and Taiwan, could lead to long-term changes in global trade and technology supply chains and decoupling of global trade networks;

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

We may engage in acquisitions and other strategic transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations.
We engage in acquisitions and other strategic transactions, including joint ventures, and make investments, which we believe are important to the future of our business. We routinely acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; integration of new employees, technology, products, operations, sales and distribution channels, business models, facilities and business systems; retaining customers and suppliers of the businesses; consolidating research and development operations; and consolidating corporate and administrative infrastructures. If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, or if we are unable to consummate acquisitions or strategic investments that we consider important to the future of our business, our business and results of operations may be adversely affected and our growth strategy may not be successful.

We rely on joint ventures to meet our current and future manufacturing requirements. However, we often do not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these joint ventures could adversely affect our business.
As part of our hybrid manufacturing strategy, we have entered into a number of long-term strategic partnerships with other leading industry participants, and may do so again in the future. For example, we currently participate in a joint venture with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) called Systems on Silicon Manufacturing Company Pte. Ltd. (“SSMC”) and have recently formed a joint venture with Vanguard International Semiconductor Corporation called VisionPower Semiconductor Manufacturing Company Pte. Ltd. (“VSMC”), and a joint venture with TSMC, Robert Bosch Gmbh and Infineon Technologies AG called European Semiconductor Manufacturing Company (“ESMC”) to create capability for our future manufacturing requirements. If any of our strategic partners in alliances we currently engage with or may engage with in the future were to encounter financial difficulties or change their business strategies, they may no longer be able or willing to participate in these groups or alliances, which could have a material adverse effect on our business, financial condition and results of operations. Under the terms of current or future alliances, we may have certain obligations, including funding obligations or take or pay obligations. If we do not achieve the anticipated benefits of these joint ventures, or if newly established joint ventures are not able to begin production in the expected timing or achieve expected efficiency and quality, our business and results of operations may be adversely affected.

Risks related to regulatory or legal challenges

As our business is global, we need to comply with laws and regulations in countries across the world.
We operate globally, with manufacturing, assembly and testing facilities in several continents, and we market our products globally.
As a result, we are subject to environmental, data privacy, export and sanctions, AI technologies, cybersecurity, disclosure and reporting (including reporting of ESG-related data), labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations. In the jurisdictions where we operate, we need to comply with differing standards and varying practices of regulatory, tax, judicial and administrative bodies.
No assurance can be given that we have been or will be at all times in complete compliance with the laws and regulations to which we are subject or that we have obtained or will obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits and other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. Furthermore, if one or more of our customers are sanctioned by regulators for non-compliance with laws and regulations, we could experience a decrease in demand for our products. For example, import and export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce and sanctions imposed by the European Union (EU) and other jurisdictions, are complex, change frequently, have generally become more stringent over time and have intensified in recent years. Our results of operations could be negatively impacted if we are required to suspend activities with certain customers or suppliers due to the current and future changes in regulations, including as a result of executive orders or policy changes pursued by the new U.S. administration. For example, in 2020, due to regulations imposed by the U.S. government, we ceased shipments of our products to Huawei pending approval of export licenses. Furthermore, global privacy legislation, enforcement, and policy activity, such as the EU General Data Privacy Regulation, are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. Even our inadvertent failure to comply with applicable privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. In addition, governments are increasingly imposing restrictions on cross-border investments in semiconductor businesses and technology, such as the Dutch foreign investment control regime and U.S. outbound investment rules, that may limit our ability to execute strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our business. Compliance with, or changes in the interpretation of, existing regulations, the adoption of new regulations, changes in the oversight of our activities by governments or standard bodies or rulings in court, regulatory, administrative or other proceedings relating to such regulations, among others, could have an adverse effect on our business and results of operations.

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
We have, from time to time, experienced cyber-attacks attempting to obtain access to and misuse our computer systems and networks. Such incidents could result in the misappropriation of our proprietary information and technology, the compromise of personal and confidential information of our employees, customers or suppliers or interrupt our business. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we cannot always anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber attackers could also use AI to develop malicious code and increasingly sophisticated phishing attempts.
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
As of December 31, 2024, we had outstanding indebtedness with an aggregate principal amount of $10,920 million. Our substantial indebtedness could have a material adverse effect on our business by:
•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates in the event we have borrowings under our $2,500 million revolving credit facility agreement (the “RCF Agreement”) because loans under the RCF Agreement may bear interest at a variable rate;

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
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price for our common stock has varied between a high of $296.08 on July 17, 2024 and a low of $204.72 on December 20, 2024 in the twelve-month period ending on

December 31, 2024. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, variations between our actual financial results or guidance and expectations of securities analysts or investors or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
We sponsor defined benefit pension plans in a number of countries and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2024, we had recognized a net accrued benefit liability of $360 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

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

Risk Management and Strategy
NXP, similar to other semiconductor companies, operates in a complex and rapidly changing environment that involves many risks, including information and cybersecurity risks. As a leading technology company, we are committed to helping strengthen internet security and to implementing measures designed to protect our company against illicit activities, including cyberattacks and malware.
NXP’s cybersecurity initiatives focus on strengthening our Core IT infrastructure and services against external threats, securing our manufacturing operations from compromise, limiting damage through processes and controls, and protecting our intellectual property. On a day-to-day basis, NXP identifies vulnerabilities, breach attempts, and possible criminal activity by external threat actors. Additionally, NXP has a supplier security framework that helps with monitoring and accessing the security of suppliers and third-party service providers. As part of the framework, we conduct due diligence which covers topics such as data protection, confidentiality, security, business continuity and incident management. These activities are covered by our process for cybersecurity risk management under our Enterprise Risk Management (“ERM”).
NXP uses a multi-layer approach to identify and mitigate information security risks. On a tactical level, NXP maintains a 24x7 Security Operating Center (SOC) that actively monitors for and identifies cyber security threats and initiates appropriate mitigation processes. The SOC reports to the Chief Information Security Officer (CISO), who can in case of an incident establish a Computer Security Incident Response Team (CSIRT). When needed, a task force containing Security, IT, Communications, Legal and Business representatives is established. This task force leads mitigation activities where the potential threat or risk is elevated. In addition to SOC, the NXP IT Service Desk and NXP employees are trained to identify Cyber Security issues and to escalate them to correct owners. Furthermore, NXP has an Identify and Access Management System integrated with HR systems which helps manage employee life cycle processes, including both onboarding and offboarding NXP workers. These systems are audited by internal and external audit teams. On a strategic level, NXP’s information technology risk management program is a component of the ERM process described below.
NXP is certified and externally audited to ISO 27001 with certain additional certifications such as Common Criteria 6+, PCI DSS and GSMA Security for focused functions. We have multiple cybersecurity training initiatives as part of our information security training and compliance program. We regularly deploy simulated attacks and related trainings. We deliver a Cyber Security orientation to new employees and maintain a library of cyber security learning sessions available to our employees. Where appropriate, we use external service providers to assess, evaluate, test or otherwise assist with aspects of our security controls and processes.
NXP’s program for Information Technology (IT) Risk Management is a component of NXP’s overall process for ERM.
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

Governance
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
NXP’s CISO has over 20 years of relevant experience managing cybersecurity risks and is primarily responsible for managing the cybersecurity risks identified in the ERM process. This includes performing risk assessments, prioritizing the most likely and impactful risk elements, and recommending appropriate measures to mitigate the risk.

Item 2. Properties
The Company's headquarters are located in Eindhoven, the Netherlands. As of February 20, 2025, the Company operates owned manufacturing facilities primarily in the United States, Netherlands, Malaysia, China, Thailand and Taiwan, as well as in Singapore (SSMC) together with our joint venture partner TSMC. Through investments in VSMC and ESMC, the Company holds capacity rights in external manufacturing facilities, presently under construction. The Company also owns or leases other properties in multiple countries for use as administrative, sales or research and development facilities. The Company believes its existing facilities and equipment are in good operating condition and adequate to meet our need for the near future.

Item 3. Legal Proceedings
The information set forth under the “Legal Proceedings” and “Environmental Remediation” captions of Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq stock market under the symbol NXPI. On February 12, 2025 there were 16 shareholders of record and 949,354 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2024	2023
First Quarter	1.014	1.014
Second Quarter	1.014	1.014
Third Quarter	1.014	1.014
Fourth Quarter	1.014	1.014
We currently expect to continue to pay dividends in the future.

Issuer Purchases of Equity Securities
Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program") in addition to the 2022 Share Repurchase Program. At December 31, 2024, there was approximately $336 million remaining under the 2022 Share Repurchase Program and another $2 billion under the 2024 Share Repurchase Program.

The following table provides a summary of share repurchase activity during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)	Number of Shares Purchased as Trade for Tax (2)
September 30, 2024 – November 3, 2024	874,964	$236.87	494,314	10,557,891	380,650
November 4, 2024 – December 1, 2024	675,877	$228.50	395,752	10,592,322	280,125
December 2, 2024 – December 31, 2024	425,589	$218.84	425,697	11,240,803	(108)
Total	1,976,430		1,315,763		660,667
(1) Represents the number of shares that may be purchased under the remaining dollar repurchase authorizations noted above, calculated based on the share closing price at the end of the respective monthly period.
(2) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, since December 31, 2019 of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2019 in our common stock and each of the indices.

Comparison of Cumulative Five Year Total Return
300
200
100
Index Value
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Period Ending
NXP
S&P 500
Philadelphia SOX Index

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 22, 2024.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:
•Overview - Overall analysis of financial and other highlights to provide context for the MD&A
•Results of Operations - An analysis of our financial results
•Financial Condition, Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows and a discussion of our financial condition and potential sources of liquidity
•Critical Accounting Estimates - Accounting estimates that management believes are the most important to understanding the assumptions and judgments incorporated in our financial results and forecasts
•Use of Certain Non-GAAP Financial Measures - A discussion of the presentation of non-GAAP financial measures

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

Overview

Year in Focus
•Revenue was $12.6 billion, down 5.0% year-on-year;
•GAAP gross margin was 56.4%, and GAAP operating margin was 27.1%;
•Non-GAAP gross margin was 58.1%, and non-GAAP operating margin was 34.6%;
•Cash flow from operations was $2,782 million, with net capital expenditures on property, plant and equipment of $693 million, resulting in non-GAAP free cash flow of $2,089 million; and
•During 2024, NXP returned capital to shareholders with the payment of $1,038 million in cash dividends and the repurchase of $1,373 million of its common shares, for a total capital return of $2,411 million.

On January 9, 2024, NXP acquired shares in the newly founded European Semiconductor Manufacturing Company GmbH (ESMC), which will build and operate a new 300mm semiconductor wafer manufacturing facility in Dresden, Germany. ESMC is 70% owned by TSMC, with Bosch, Infineon, and NXP each owning 10%. NXP will invest approximately $550 million (€500 million) for our equity position, of which $80 million has been invested in the year ended December 31, 2024.

On September 4, 2024, NXP acquired shares in the newly founded VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC), which will build and operate a new 300mm semiconductor wafer manufacturing facility in Singapore. VSMC is 60% owned by Vanguard International Semiconductor Corporation and 40% owned by NXP. NXP will invest $1,600 million for our equity position, of which $140 million has been invested in the year ended December 31, 2024. NXP has committed to contribute an additional $1,200 million to support the long-term capacity infrastructure that is expected to be paid through 2026, of which $275 million has been contributed in the year ended December 31, 2024.

On December 17, 2024, NXP entered into a definitive agreement to acquire Aviva Links for $242.5 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the first half of 2025.

On January 7, 2025, NXP entered into a definitive agreement to acquire TTTech Auto for $625 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the second half of 2025 with a possibility for an accelerated closing timeline.

On February 10, 2025, NXP entered into a definitive agreement to acquire Kinara, Inc. for $307 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the first half of 2025.

Revenue for the year ended December 31, 2024 was $12,614 million compared to $13,276 million for the year ended December 31, 2023, a decrease of $662 million or 5.0% year-on-year.
Our gross profit percentage for 2024 of 56.4% decreased when compared to 2023 (56.9%), reflecting a lower decline of cost of revenue compared with the decreased revenue.
We continue to generate strong operating cash flows, with $2,782 million in cash flows from operations for 2024. We returned $2,411 million to our shareholders during the year in dividends and repurchases of common stock. Our cash position at the end of 2024 was $3,292 million.

Quarter in Focus
•Revenue for the fourth quarter of 2024 was $3.1 billion, down 9.1% year-on-year;
•GAAP gross margin was 53.9%, and GAAP operating margin was 21.7%;
•Non-GAAP gross margin was 57.5%, and non-GAAP operating margin was 34.2%;
•Cash flow from operations was $391 million, with net capital expenditures on property, plant and equipment of $99 million, resulting in non-GAAP free cash flow of $292 million;
•During the fourth quarter of 2024, NXP returned capital to shareholders with the payment of $258 million in cash dividends and the repurchase of $455 million of its common shares, for a total capital return of $713 million.

Sequential Results

Q4 2024 compared to Q3 2024
Revenue for the three months ended December 31, 2024 was $3,111 million compared to $3,250 million for the three months ended September 29, 2024, a decrease of $139 million or 4.3% quarter-on-quarter. NXP experienced declines in the Industrial & IoT end market of $47 million or 8.3%, Communication Infrastructure & Other end market of $42 million or 9.3%, Automotive end market of $39 million or 2.1%, and Mobile end market of $11 million or 2.7%.
When aggregating all end markets together and reviewing sales channel performance, revenue through NXP’s third party distribution partners was $1,763 million, a decrease of $134 million or 7.1% compared to the previous period. Revenue through NXP’s third party direct OEM and EMS customers was $1,321 million, consistent with the previous period.
From a geographic perspective, revenue increased in the Asia Pacific and China regions, partly offset by declines in the EMEA and the Americas regions.
The gross profit percentage for the fourth quarter of 2024 decreased to 53.9% from 57.4% in the third quarter of 2024, primarily due to an impairment of capital assets and higher restructuring costs for specific targeted actions under the new global restructuring programs in the fourth quarter of 2024.
Operating cash flows for the three months ended December 31, 2024 was $391 million compared to $779 million for the three months ended September 29, 2024, a decrease of $388 million or 50.2% quarter-on-quarter.

Results of Operations
The following table presents the composition of operating income for the years ended December 31, 2024 and December 31, 2023.

($ in millions, unless otherwise stated)	2024	% of Revenue	2023	% of Revenue

Revenue	12,614		13,276
% nominal growth	(5.0)		0.5
Gross profit	7,119		7,553
Gross margin	56.4%		56.9%
Research and development	(2,347)	18.6%	(2,418)	18.2%
Selling, general and administrative	(1,164)	9.2%	(1,159)	8.7%
Amortization of acquisition-related intangible assets	(136)	1.1%	(300)	2.3%
Other income (expense)	(55)	0.4%	(15)	0.1%
Operating income (loss)	3,417	27.1%	3,661	27.6%
Financial income (expense)	(318)	2.5%	(309)	2.3%
Benefit (provision) for income taxes	(545)	4.3%	(523)	3.9%
Results relating to equity-accounted investees	(12)	0.1%	(7)	0.1%
Net income (loss)	2,542	20.2%	2,822	21.3%
Less: Net income (loss) attributable to non-controlling interests	32	0.3%	25	0.2%
Net income (loss) attributable to stockholders	2,510	19.9%	2,797	21.1%

Diluted earnings per share	9.73		10.70

Revenue

Revenue for the year ended December 31, 2024 was $12,614 million compared to $13,276 million for the year ended December 31, 2023, a decrease of $662 million or 5.0% year-on-year.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	2024	2023	Increase/(decrease)	%
Automotive	7,151	7,484	(333)	(4.4)%
Industrial & IoT	2,269	2,351	(82)	(3.5)%
Mobile	1,497	1,327	170	12.8%
Communication Infrastructure & Other	1,697	2,114	(417)	(19.7)%
Revenue	12,614	13,276	(662)	(5.0)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2024	2023	Increase/(decrease)	%
Distributors	7,203	7,195	8	0.1%
OEM/EMS	5,291	5,963	(672)	(11.3)%
Other	120	118	2	1.7%
Revenue	12,614	13,276	(662)	(5.0)%

Revenue by geographic region, which is based on the customer’s shipped-to location, was as follows:

($ in millions, unless otherwise stated)	2024	2023	Increase/(decrease)	%
China 1)	4,556	4,366	190	4.4%
APAC, excluding China	3,541	3,741	(200)	(5.3)%
EMEA (Europe, the Middle East and Africa)	2,719	3,096	(377)	(12.2)%
Americas	1,798	2,073	(275)	(13.3)%
Revenue	12,614	13,276	(662)	(5.0)%

1) China includes Mainland China and Hong Kong

From an end market perspective, NXP experienced growth in its Mobile end market, which was offset by declines in the Communication Infrastructure & Other, Automotive and Industrial & IoT end markets versus the year ago period.
Revenue in the Automotive end market was $7,151 million, a decrease of $333 million or 4.4% versus the year ago period, with processor and connectivity products contributing to the decline partly offset with growth in advanced analog and ADAS – Safety products.
Revenue in the Industrial & IoT end market was $2,269 million, a decrease of $82 million or 3.5% versus the year ago period, with processor products contributing to the decline partly offset with growth in advanced analog and connectivity products.
Revenue in the Mobile end market was $1,497 million, an increase of $170 million or 12.8% versus the year ago period, with mobile wallet products contributing to the growth.
Revenue in the Communication Infrastructure & Other end market was $1,697 million, a decrease of $417 million or 19.7% versus the year ago period, with the entire product portfolio contributing the decline.
When aggregating all end markets and reviewing sales channel performance, revenue through NXP’s third party distribution partners was $7,203 million, consistent with the year ago period with an increase of $8 million or 0.1%. Revenue through direct OEM and EMS customers was $5,291 million, a decrease of $672 million or 11.3% versus the year ago period.
From a geographic perspective, revenue increased in the China region and declined in the EMEA, Americas, and Asia Pacific regions versus the year ago period.

Gross Profit
Gross profit for the year ended December 31, 2024 was $7,119 million, or 56.4% of revenue, compared to $7,553 million, or 56.9% of revenue, relatively consistent with revenue and costs, both of which had comparable decreases year on year, with 2024 experiencing a slightly lower year on year utilization.

Operating Expenses
Operating expenses for the year ended December 31, 2024 totaled $3,647 million, or 28.9% of revenue, compared to $3,877 million, or 29.2% of revenue, for the year ended December 31, 2023.

•Research and development
Research and development (R&D) costs primarily consist of engineer salaries and wages (including share based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses.

($ in millions, unless otherwise stated)	2024	2023	% change
Research and development	2,347	$2,418	(2.9)%
As a percentage of revenue	18.6%	18.2%	0.4	ppt
R&D costs for the year ended December 31, 2024 decreased by $71 million, or 2.9%, when compared to last year primarily driven by lower bonus of $85 million and higher received government assistance due to subsidies and R&D tax credits of $60 million, partly offset by higher engineer salaries and wages of $25 million, higher share-based compensation costs of $22 million and higher licensing fees of $12 million.

•Selling, general and administrative
Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

($ in millions, unless otherwise stated)	2024	2023	% change
Selling, general and administrative	1,164	$1,159	0.4%
As a percentage of revenue	9.2%	8.7%	0.5	ppt
SG&A costs for the year ended December 31, 2024 remained relatively flat, an increase of $5 million, or 0.4%, when compared to last year primarily driven by higher personnel salaries and wages, including social securities of $32 million, higher share-based compensation costs of $23 million and higher restructuring costs for specific targeted actions under global restructuring programs of $11 million, offset by lower bonus of $43 million and lower legal expenses of $26 million.

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	2024	2023	% change
Amortization of acquisition-related intangible assets	136	300	(54.7)%
As a percentage of revenue	1.1%	2.3%	(1.2)	ppt
Amortization of acquisition-related intangible assets decreased by $164 million, or 54.7%, when compared to last year mainly from the effect of certain acquisition-related intangibles becoming fully amortized (with regard to the previous Marvell and Freescale acquisitions).

Other Income (Expense)
Other income (expense) includes results from manufacturing service arrangements (“MSA”) and transitional service arrangements (“TSA”) that are put into place when we divest a business or activity, as well as other activity. These arrangements are expected to decrease as the divested business or activity becomes more established. Other income (expense) reflects a loss of $55 million for 2024, compared to a loss of $15 million in 2023. Included in 2024 is a $40 million charge for a vacated deposit on an exited technology.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2024	2023
Interest income	160	187
Interest expense	(398)	(438)
Total other financial income (expense)	(80)	(58)
Total	(318)	(309)

Financial income (expense) was an expense of $318 million in 2024, compared to an expense of $309 million in 2023. The change in financial income (expense) is attributable to a decrease in interest income of $27 million as a result of lower cash level in 2024, partially offset by higher interest rates. Interest expense decreased by $40 million as a result of redemption of debt. Other financial expenses increased due to adjustments in our investments as well as interest related to prior tax positions.

Benefit (Provision) for Income Taxes
We recorded an income tax expense of $545 million for the year ended December 31, 2024, which reflects an effective tax rate of 17.6% compared to an expense of $523 million (15.6%) for the year ended December 31, 2023.

	2024		2023
	$	%	$	%
Statutory income tax in the Netherlands	800	25.8	865	25.8

Rate differential local statutory rates versus statutory rate of the Netherlands	(71)	(2.3)	(77)	(2.3)
Net change in valuation allowance	3	0.1	(3)	(0.1)
Non-deductible expenses/losses	68	2.2	60	1.8
Netherlands tax incentives	(112)	(3.6)	(111)	(3.3)
Foreign tax incentives	(214)	(6.9)	(251)	(7.5)
Changes in estimates of prior years’ income taxes	12	0.4	(17)	(0.5)
Withholding taxes	9	0.3	13	0.4
Pillar 2 income taxes	22	0.7	—	—
Other differences	28	0.9	44	1.3
Effective tax rate	545	17.6	523	15.6

The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance non-deductible expenses and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:

•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. In 2024, the foreign tax incentives are lower compared to 2023 primarily due to less qualifying income.
•As from 2024 a new alternative minimum tax law is applicable in The Netherlands, which is based on the OECD global anti-base erosion model rules (also known as Pillar Two). In accordance with this law, NXP N.V. recorded an additional tax expense in 2024.
•The higher favorable changes in estimates of prior years' income taxes in 2023 is primarily as a result of new guidance released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.
•The other differences are mainly relating to excess tax benefits, unrecognized tax benefits, FX-effects and taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in the U.S. GILTI is recognized as a current period expense when incurred.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $12 million in 2024, whereas in 2023 results relating to equity-accounted investees amounted to a loss of $7 million.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $32 million for the year ended December 31, 2024, compared to a profit of $25 million for the year ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows, and we currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement, Commercial Paper Program, EIB facilities, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next year.

Cash and short-term deposits
As of December 31, 2024, our cash balance was $3,292 million, a decrease of $979 million compared to our cash balance and short-term deposits on December 31, 2023 ($4,271 million), of which $261 million (2023: $214 million) was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2024 and 2023, no dividend was declared.

Revolving Credit Facility
Our amended and restated Unsecured Revolving Credit Facility (“RCF”) provides for $2,500 million of senior unsecured revolving credit commitments. We may borrow under this RCF in the future and use the proceeds for general corporate purposes and any other purpose not prohibited by the Amended and Restated Revolving Credit Agreement and related documentation. As of December 31, 2024, we do not have any borrowings under the RCF.

Commercial Paper Program
Under our Commercial Paper Program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2,000 million outstanding at any time, with maturities of up to 397 days from the date of issuance and at a discount from par or at par and bear interest at rates determined at the time of issuance. We may issue notes in the future and use the net proceeds for general corporate purposes. As of December 31, 2024, the Company had no commercial paper notes outstanding. Subsequent to year-end and through date of this report, we issued commercial paper notes with a duration of up to 96 days at an principal amounts of $215 million. The weighted-average interest rate of the Company's outstanding commercial paper notes is 4.60%.

EIB Facilities
Our facility agreements with the European Investment Bank, (“EIB") provide for an aggregate €1,000 million in unsecured senior loan facilities, the proceeds from which are expected to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries. Borrowings on these facilities may be denominated in Euro or U.S. Dollar. See Financing Activities further below. As of December 31, 2024, the Company had a principal amount of $670 million outstanding under the EIB loan facilities with a maturity of December 2030 and a fixed annual interest rate of 4.45%. On February 11, 2025, we have provided notice to EIB that we will fully draw the remaining amounts under the EIB facility agreements, drawing on February 25, 2025, an additional total principal amount of $370 million with a fixed annual interest rate of 4.709% and a maturity of February 2031.

Capital return
The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2024	2023
Shares repurchased	5,726,770	5,460,135
Cost of shares repurchased	1,373	1,049
Average price per share	$239.74	$192.16

Under Dutch corporate law and our articles of association, NXP may acquire its own shares if the general meeting of shareholders has granted the board of directors the authority to effect such acquisitions. It is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For repurchases of shares in 2023 and 2024, the board of directors made use of the authorizations renewed by the AGM on June 1, 2022, May 24, 2023 and May 29, 2024, respectively. Our board of directors has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations ("trade for tax") and this authorization will remain in effect until terminated by the board of directors. In March 2021, the board of directors approved the additional repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the board of directors increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the board of directors approved the repurchase of additional shares up to a maximum of $2 billion (the "2022 Share Repurchase Program") and in August 2024, the Board approved the repurchase of additional shares up to a maximum of $2 billion (the "2024 Share Repurchase Program"). During the fiscal year ended December 31, 2023, NXP repurchased 5.5 million shares, for a total of approximately $1 billion under the trade for tax, 2021 and 2022 Share Repurchase Programs and during the fiscal year ended December 31, 2024, NXP repurchased 5.7 million shares, for a total of approximately $1.4 billion under the trade for tax and 2022 Share Repurchase Program. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

Subject to Dutch corporate law and our articles of association, the board of directors of NXP may cancel shares acquired if authorized by the general meeting of shareholders. As with repurchases of our shares, it is our standard practice to request our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. The board of directors did not make use of the authorization during the fiscal year ended December 31, 2024.

Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on April 10, 2024 ($260 million), dividends of $1.014 per ordinary share were paid on July 10, 2024 ($259 million), dividends of $1.014 per ordinary share were paid on October 9, 2024 ($258 million) and dividends of $1.014 per ordinary share were paid on January 8, 2025 ($258 million).

	2024	2023
Dividends declared (per share)	4.056	4.056
Dividends declared (in millions)	1,035	1,048

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $10,854 million as of December 31, 2024, a decrease of $321 million compared to December 31, 2023 ($11,175 million).
As of December 31, 2024, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $10,250 million (collectively the “Notes”), with $500 million payable within 12 months. Future interest payments associated with the Notes total $2,711 million, with $371 million payable within 12 months.
As of December 31, 2024, the Company had an outstanding loan with the European Investment Bank (EIB) under the EIB Facility A, with a maturity date of December 9, 2030 for a principal amount of $670 million. Future interest payments associated with the EIB Facility A Loan total $179 million, with $30 million payable within 12 months.
The Company had a net debt position (see section Use of Certain Non-GAAP Financial Measures) at December 31, 2024 of $7,562 million compared to $6,904 million as of December 31, 2023.

We may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise.

Additional capital requirements
We believe our current positions in cash and cash equivalents, together with our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2024, the Company had purchase commitments, other than commitments directly with our foundry joint ventures, of $3,046 million, of which $936 million is expected to be paid in the next 12 months. We expect operating cash outflows to remain elevated as we make payments under these purchase agreements.
•The Company has committed to invest approximately $442 million in the newly founded ESMC GmbH, over the coming four years, of which approximately $102 million is expected to be paid in the next 12 months.
•Driven by our investment in VSMC, NXP has committed to invest an additional $1,460 million in equity through 2026, of which $1,072 million is expected to be paid in the next 12 months. NXP has also committed to contribute an additional $925 million to support the long-term capacity infrastructure that is expected to be paid through 2026, of which $634 million is expected to be paid in the next 12 months. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,242 million that is expected to be purchased over 37 years once wafer production starts.
•Amounts related to future lease payments for operating lease obligations at December 31, 2024 totaled $321 million, with $62 million expected to be paid within the next 12 months.
•The Company enters into certain technology license arrangements which are used in conjunction with research and development activities for product development. Payments for these technology licenses are made over varying time periods. Outstanding unpaid balances for technology licenses total $325 million as of December 31, 2024, of which $85 million is expected to be paid in the next 12 months.
•Cash outflows for capital expenditures were $727 million in 2024, compared to $827 million in 2023. We expect to reduce levels of capital expenditures as a percentage of revenue in 2025, given our focus on investments in foundry partners while still supporting current and future manufacturing and production capacity needs.
•Our research and development expenditures were $2,347 million in 2024 and $2,418 million in 2023, and we expect to maintain similar levels of investment in research and development as a percentage of revenue in 2025.

•The Company has entered into definitive agreements to acquire in cash, Aviva Links ($242.5 million), TTTech Auto ($625 million) and Kinara, Inc. ($307 million), which are respectively expected to be paid within the next 12 months.

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to arrange for new debt and equity financing to fund the transaction. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. In the future, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness. Our business may not generate sufficient cash flow from operations, or we may not have enough capacity under the RCF Agreement, EIB Facility Agreements, Commercial Paper Program, or from other sources in an amount sufficient to enable us to repay our indebtedness, including outstanding commercial paper notes, and borrowings under the EIB Facility and RCF Agreements, the unsecured notes or to fund our other liquidity needs, including working capital and capital expenditure requirements. In any such case, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. See Part I, Item 1A. Risk Factors.

2024 Financing Activities

On November 21, 2024, NXP B.V., NXP Funding and NXP USA entered into definitive documentation to establish an unsecured Commercial Paper Program (the “CP Program”) under which, on a joint and several basis, short-term, unsecured commercial paper notes (the “CP Notes”) may be issued. Amounts available under the CP Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed $2,000 million. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes.

On November 22, 2024, NXP B.V. entered into a facility agreement with the European Investment Bank, (“EIB Facility A”), which provides for a €640 million unsecured senior loan facility. The proceeds from borrowings under the EIB Facility A are expected to be used, together with proceeds from a second €360 million facility agreement (“EIB Facility B”) concluded in January 2025, to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries. Borrowings on these facilities may be denominated in Euro or U.S. Dollar.

2023 Financing Activities

There were no significant financing activities during 2023.

Cash flows

Our cash and cash equivalents in 2024 decreased by $566 million (excluding the effect of changes in exchange rates on our cash position of $(4) million) as follows:

($ in millions)	Year ended December 31,
	2024	2023
Net cash provided by (used for) operating activities	2,782	3,513
Net cash (used for) provided by investing activities	(686)	(1,508)
Net cash provided by (used for) financing activities	(2,662)	(1,990)
Increase (decrease) in cash and cash equivalents	(566)	15

•Cash Flow from Operating Activities
For the year ended December 31, 2024 our operating activities provided $2,782 million in cash. This was primarily the result of net income of $2,542 million, adjustments to reconcile the net income of $1,151 million and changes in operating assets and liabilities of $(923) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $925 million, share-based compensation of $461 million, a loss on equity securities of $18 million, results relating to equity-accounted investees of $12 million and changes in deferred taxes of $(272) million. Changes in operating assets and liabilities were primarily driven by a $222 million increase in inventories in order to align inventory on hand with expected demand, $207 million increase in receivables and other current assets due to the related timing of cash collection (driven primarily by distributors), $188 million decrease in accounts payable and other liabilities as a result of timing related to payments and lower purchases, and $306 million increase in other non-current assets due to payments to secure production supply with multiple vendors (driven primarily by payments of $275 million to support the long-term capacity infrastructure of VSMC).

For the year ended December 31, 2023 our operating activities provided $3,513 million in cash. This was primarily the result of net income of $2,822 million, adjustments to reconcile the net income of $1,265 million and changes in operating assets and liabilities of $(594) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $1,106 million, share-based compensation of $411 million, a gain on equity securities of $1 million, results relating to equity-accounted investees of $7 million and changes in deferred taxes of $(267) million. Changes in operating assets and liabilities were primarily driven by a $353 million increase in inventories due to improved supply capabilities, $138 million increase in receivables and other current assets from prepayments to secure production supply with multiple vendors, and $119 million decrease in accounts payable and other liabilities as a result of timing related to payments.

•Cash Flow from Investing Activities
Net cash used for investing activities amounted to $686 million for the year ended December 31, 2024 and principally consisted of the cash outflows for capital expenditures of $727 million, $149 million for the purchase of identified intangible assets, and $260 million for the purchase of investments (driven primarily by the capital contributions of approximately $80 million into ESMC and approximately $140 million into VSMC); partially offset by the $409 million for the proceeds of short-term deposits and $30 million for the advance payment from sale of property, plant and equipment.
Net cash used for investing activities amounted to $1,508 million for the year ended December 31, 2023 and principally consisted of the cash outflows for capital expenditures of $827 million, $409 investments in short-term deposits, $(179) million for the purchase of identified intangible assets, and $94 million for the purchase of investments.

•Cash Flow from Financing Activities
Net cash used for financing activities was $2,662 million for the year ended December 31, 2024. This was primarily driven by the repurchase of long-term debt of $1,000 million, the dividend payment to common stockholders of $1,038 million, and purchase of treasury shares and restricted stock unit holdings of $1,373 million; partially offset by the $670 million proceeds from issuance of long-term debt and $82 million proceeds from the issuance of common stock through stock plans.
Net cash used for financing activities was $1,990 million for the year ended December 31, 2023. This was primarily driven by the dividend payment to common stockholders of $1,006 million, and purchase of treasury shares and restricted stock unit holdings of $1,053 million; partially offset by the $71 million proceeds from the issuance of common stock through stock plans.

Information Regarding Guarantors of NXP (unaudited)

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries
All debt instruments are guaranteed, fully and unconditionally, jointly and severally, by NXP Semiconductors N.V. and issued or guaranteed by NXP USA, Inc., NXP B.V. and NXP Funding LLC, (together, the “Subsidiary Obligors” and together with NXP Semiconductors N.V., the “Obligor Group”). Other than the Subsidiary Obligors, none of the Company’s subsidiaries (together the “Non-Guarantor Subsidiaries”) guarantee the Notes. The Company consolidates the Subsidiary Obligors in its consolidated financial statements and each of the Subsidiary Obligors are wholly owned subsidiaries of the Company.

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

Summarized Statements of Income

($ in millions)	December 31, 2024

Revenue	7,207
Gross Profit	3,547
Operating income	1,129
Net income	310

Summarized Balance Sheets

As of
($ in millions)	December 31, 2024

Current assets	3,273
Non-current assets	12,191
Total assets	15,464

Current liabilities	1,244
Non-current liabilities	10,967
Total liabilities	12,211

Obligor's Group equity	3,253
Total liabilities and Obligor's Group equity	15,464

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (2024: $699 million). The Obligor Group has amounts due from equity financing (2024: $5,749 million) and due to debt financing (2024: $2,283 million) with non-guarantor subsidiaries.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including the effects of purchase price accounting (“PPA”), restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	Three months ended			Full-year
	December 31, 2024	September 29, 2024	December 31, 2023	2024	2023
GAAP gross profit	$1,678	$1,866	$1,937	$7,119	$7,553
PPA effects	(11)	(12)	(13)	(47)	(53)
Restructuring	(21)	—	(13)	(28)	(11)
Share-based compensation	(15)	(14)	(14)	(59)	(54)
Other incidentals	(64)	—	(33)	(79)	(91)
Non-GAAP gross profit	$1,789	$1,892	$2,010	$7,332	$7,762
GAAP Gross Margin	53.9%	57.4%	56.6%	56.4%	56.9%
Non-GAAP Gross Margin	57.5%	58.2%	58.7%	58.1%	58.5%

GAAP research and development	$(612)	$(577)	$(651)	$(2,347)	$(2,418)
Restructuring	(50)	—	(49)	(57)	(59)
Share-based compensation	(60)	(58)	(55)	(234)	(211)
Other incidentals	(5)	—	(1)	(6)	(5)
Non-GAAP research and development	$(497)	$(519)	$(546)	$(2,050)	$(2,143)

GAAP selling, general and administrative	$(323)	$(265)	$(311)	$(1,164)	$(1,159)
PPA effects	—	(1)	(1)	(2)	(3)
Restructuring	(41)	—	(22)	(40)	(28)
Share-based compensation	(42)	(43)	(38)	(168)	(146)
Other incidentals	(12)	(2)	(5)	(45)	(32)
Non-GAAP selling, general and administrative	$(228)	$(219)	$(245)	$(909)	$(950)

GAAP operating income (loss)	$675	$990	$907	$3,417	$3,661
PPA effects	(39)	(42)	(77)	(185)	(356)
Restructuring	(112)	—	(84)	(125)	(98)
Share-based compensation	(117)	(115)	(107)	(461)	(411)
Other incidentals	(122)	(6)	(44)	(181)	(136)
Non-GAAP operating income (loss)	$1,065	$1,153	$1,219	$4,369	$4,662
GAAP Operating Margin	21.7%	30.5%	26.5%	27.1%	27.6%
Non-GAAP Operating Margin	34.2%	35.5%	35.6%	34.6%	35.1%

GAAP Income tax benefit (provision)	$(77)	$(173)	$(124)	$(545)	$(523)
Income tax effect	87	9	54	141	170
Non-GAAP Income tax benefit (provision)	$(164)	$(182)	$(178)	$(686)	$(693)

($ in millions)	Three months ended			Full-year
	December 31, 2024	September 29, 2024	December 31, 2023	2024	2023
Net cash provided by (used for) operating activities	$391	$779	$1,137	$2,782	$3,513
Net capital expenditures on property, plant and equipment	(99)	(186)	(175)	(693)	(826)
Non-GAAP free cash flow	$292	$593	$962	$2,089	$2,687

($ in millions)	Three months ended			Full-year
	December 31, 2024	September 29, 2024	December 31, 2023	2024	2023
Long-term debt	$10,354	$9,683	$10,175	$10,354	$10,175
Short-term debt	500	499	1,000	500	1,000
Total debt	10,854	10,182	11,175	10,854	11,175
Less: cash and cash equivalents	(3,292)	(2,748)	(3,862)	(3,292)	(3,862)
Less: short-term deposits	—	(400)	(409)	—	(409)
Net debt	$7,562	$7,034	$6,904	$7,562	$6,904

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain and based on information available when the estimates were made. In the following section, we discuss our most critical accounting estimates and the judgments involved.
Inventories
We regularly review our inventories and write down our inventories for estimated losses due to obsolescence. This allowance is determined for groups of products based on sales of our products in the recent past and/or projected future demand. Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change with little or no forewarning.

Goodwill
Goodwill is required to be assessed for impairment at least once annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a reporting unit’s goodwill. Such events or changes in circumstances can include significant changes in business climate, operating performance or competition, or upon the disposition of a significant portion of a reporting unit. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual test dates. We perform impairment tests using a fair value approach when necessary. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, including projected future cash flows, discount rates based on weighted average cost of capital and future economic and market conditions. We base our fair-value estimates on assumptions we believe to be reasonable. Actual cash flow amounts for future periods may differ from estimates used in impairment testing.

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

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. Future values include estimates of future cash flows and estimates of fair value. These assumptions and estimates can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Revenue recognition
In determining the transaction price of contracts with customers, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments.

For some sales to distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a small percentage of the sales of this type to distributors is actually returned. Sales to most distributors are made under programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities. These programs may include credits granted to distributors, or allow distributors to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. In determining the transaction price, the Company considers the price adjustments from these programs to be variable consideration that reduce the amount of revenue recognized. The Company’s policy is to estimate such price adjustments using the most likely method based on rolling historical experience rates, as well as a prospective view of products and pricing in the distribution channel for distributors who participate in our volume rebate incentive program. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and inventory levels. The estimates are also adjusted when recent historical data does not represent anticipated future activity. Historically, actual price adjustments for these programs relative to those estimated have not materially differed.

Income taxes
The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. For each jurisdiction, we recognize a tax liability and/or asset based on our best estimate of these technical merits.

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

At December 31, 2024 our net asset related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $3 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

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

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NXP Semiconductors N.V. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)”, and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
As described in Note 2 to the consolidated financial statements, revenue is recorded for customers based on the amount that is expected to be collected, which considers whether the price is subject to a refund or adjustment. This variable consideration is estimated and reflects the impact of distributor incentive programs. The Company’s policy is to estimate such variable consideration using the most likely amount method, which takes into account the contractual terms, historical experience of rebate rates and pricing for distributors who participate in a distributor incentive program.

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

To test management’s estimate of the variable consideration of the distributor incentive programs, our audit procedures included, among others, evaluating the estimation methodology used, the significant assumptions described above, and the underlying data used by the Company. We evaluated the estimation methodology used by management against the requirements of ASC 606. To evaluate the significant assumptions used by management, we compared them to the historical results and practices of the Company. Our audit procedures to test the completeness and accuracy of data inputs used by the Company included vouching distributor inventory on hand, rebate rates used and amounts of unclaimed distributor resales to contractual agreements, external confirmations and historical price and claim data, as appropriate. We recalculated the estimate using management’s model. We also assessed the accuracy of management’s estimates by testing a sample of actual claimed allowances subsequent to year-end, against the period-end estimate.

/s/ EY Accountants B.V.

We have served as the Company’s auditor since 2020.

Eindhoven, the Netherlands
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on Internal Control Over Financial Reporting
We have audited NXP Semiconductors N.V.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NXP Semiconductors N.V. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ EY Accountants B.V.

Eindhoven, the Netherlands
February 20, 2025

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2024	2023	2022
Revenue	12,614	13,276	13,205
Cost of revenue	(5,495)	(5,723)	(5,688)

Gross profit	7,119	7,553	7,517

Research and development	(2,347)	(2,418)	(2,148)
Selling, general and administrative	(1,164)	(1,159)	(1,066)
Amortization of acquisition-related intangible assets	(136)	(300)	(509)
Total operating expenses	(3,647)	(3,877)	(3,723)
Other income (expense)	(55)	(15)	3

Operating income (loss)	3,417	3,661	3,797

Financial income (expense):
Extinguishment of debt	—	—	(18)
Other financial income (expense)	(318)	(309)	(416)

Income (loss) before income taxes	3,099	3,352	3,363

Benefit (provision) for income taxes	(545)	(523)	(529)
Results relating to equity-accounted investees	(12)	(7)	(1)

Net income (loss)	2,542	2,822	2,833

Less: Net income (loss) attributable to non-controlling interests	32	25	46
Net income (loss) attributable to stockholders	2,510	2,797	2,787

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	9.84	10.83	10.64
– Diluted	9.73	10.70	10.55

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	255,208	258,381	261,879
– Diluted	257,848	261,370	264,053
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2024	2023	2022
Net income (loss)	2,542	2,822	2,833

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges *	(6)	2	(1)
Change in foreign currency translation adjustment	(111)	42	(72)
Change in net actuarial gain (loss)	10	(30)	101

Total other comprehensive income (loss)	(107)	14	28

Total comprehensive income (loss)	2,435	2,836	2,861

Less: Comprehensive income (loss) attributable to non-controlling interests	32	25	46

Total comprehensive income (loss) attributable to stockholders	2,403	2,811	2,815
*    Reclassification adjustments included in Cost of revenue, Selling, general and administrative, Research and development and Results relating to equity-accounted investees in the Consolidated Statements of Operations.
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	3,292	3,862
Short-term deposits	—	409
Accounts receivables, net	1,032	894
Inventories, net	2,356	2,134
Other current assets	625	565
Total current assets	7,305	7,864

Non-current assets:
Deferred tax assets	1,251	992
Other non-current assets	1,796	1,297
Property, plant and equipment, net	3,267	3,323
Identified intangible assets, net	836	922
Goodwill	9,930	9,955
Total non-current assets	17,080	16,489

Total assets	24,385	24,353
Liabilities and equity
Current liabilities:
Accounts payable	1,017	1,164
Restructuring liabilities - current	147	92
Other current liabilities	1,434	1,855
Short-term debt	500	1,000
Total current liabilities	3,098	4,111

Non-current liabilities:
Long-term debt	10,354	10,175
Restructuring liabilities	10	9
Other non-current liabilities	1,392	1,098
Total non-current liabilities	11,756	11,282
Equity:
Non-controlling interests	348	316
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2023: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2023: 430,503,000 shares)
Issued and fully paid: 274,519,638 shares (2023: 274,519,638 shares)	56	56
Capital in excess of par value	14,962	14,501
Treasury shares, at cost: 20,195,011 shares (2023: 17,329,585 shares)	(4,004)	(3,210)
Accumulated other comprehensive income (loss)	(17)	90
Accumulated deficit	(1,814)	(2,793)
Total Stockholders’ equity	9,183	8,644
Total equity	9,531	8,960
Total liabilities and equity	24,385	24,353
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	2,542	2,822	2,833
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and impairment	925	1,106	1,250
Share-based compensation	461	411	364
Amortization of discount (premium) on debt, net	3	2	2
Amortization of debt issuance costs	7	8	7
Net (gain) loss on sale of assets	(3)	(1)	—
(Gain) loss on extinguishment of debt	—	—	18
Results relating to equity-accounted investees	12	7	1
(Gain) loss on equity securities, net	18	(1)	4
Deferred tax expense (benefit)	(272)	(267)	(236)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(207)	(138)	(106)
(Increase) decrease in inventories	(222)	(353)	(593)
Increase (decrease) in accounts payable and accrued liabilities	(188)	(119)	633
Decrease (increase) in other non-current assets	(306)	16	(306)
Exchange differences	14	22	17
Other items	(2)	(2)	7
Net cash provided by (used for) operating activities	2,782	3,513	3,895
Cash flows from investing activities:
Purchase of identified intangible assets	(149)	(179)	(159)
Capital expenditures on property, plant and equipment	(727)	(827)	(1,063)
Purchase of equipment leased to others	—	—	(5)
Insurance recoveries received for equipment damage	2	—	—
Proceeds from disposals of property, plant and equipment	4	1	2
Advance payment from sale of property, plant and equipment	30	—	—
Purchase of interests in businesses, net of cash acquired	—	—	(27)
Investment in short-term deposits	—	(409)	—
Proceeds of short-term deposits	409	—	—
Purchase of investments	(260)	(94)	(20)
Proceeds from the sale of investments	5	0	13
Proceeds from return of equity investments	—	—	10
Net cash provided by (used for) investing activities	(686)	(1,508)	(1,249)
Cash flows from financing activities:
Repurchase of long-term debt	(1,000)	—	(917)
Proceeds from the issuance of long-term debt	670	0	1,496
Cash paid for debt issuance costs	(1)	—	(14)
Dividends paid to common stockholders	(1,038)	(1,006)	(815)
Proceeds from issuance of common stock through stock plans	82	71	59

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)
Purchase of treasury shares and restricted stock unit withholdings	(1,373)	(1,053)	(1,426)
Other, net	(2)	(2)	(2)
Net cash provided by (used for) financing activities	(2,662)	(1,990)	(1,619)
Effect of changes in exchange rates on cash positions	(4)	2	(12)
Increase (decrease) in cash and cash equivalents	(570)	17	1,015
Cash and cash equivalents at beginning of period	3,862	3,845	2,830
Cash and cash equivalents at end of period	3,292	3,862	3,845
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	243	261	323
Income taxes, net of refunds	867	919	558

Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	4	1	2
Book value of these assets	(1)	—	(2)

Non-cash investing activities:
Non-cash capital expenditures	161	266	232

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2024, 2023 and 2022

($ in millions, unless otherwise stated)	Out-standing number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu-lated other compre-hensive income (loss)	Accumu-lated deficit	Total stock-holders’ equity	Non- con-trolling interests	Total equity
Balance as of January 1, 2022	264,950	56	13,727	(1,932)	48	(5,371)	6,528	242	6,770

Net income (loss)						2,787	2,787	46	2,833
Other comprehensive income					28		28		28
Share-based compensation plans			364				364		364
Shares issued pursuant to stock awards	2,843			562		(503)	59		59
Treasury shares repurchased and retired	(8,330)			(1,429)			(1,429)		(1,429)
Change in participation						(3)	(3)	3	—
Dividends common stock						(885)	(885)		(885)
Balance as of December 31, 2022	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740

Net income (loss)						2,797	2,797	25	2,822
Other comprehensive income					14		14		14
Share-based compensation plans			410				410		410
Shares issued pursuant to stock awards	3,187			638		(567)	71		71
Treasury shares repurchased and retired	(5,460)			(1,049)			(1,049)		(1,049)
Dividends common stock						(1,048)	(1,048)		(1,048)
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960

Net income (loss)						2,510	2,510	32	2,542
Other comprehensive income					(107)		(107)		(107)
Share-based compensation plans			461				461		461
Shares issued pursuant to stock awards	2,861			579		(497)	82		82
Treasury shares repurchased and retired	(5,727)			(1,373)		—	(1,373)		(1,373)
Dividends common stock						(1,034)	(1,034)		(1,034)
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
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

Segment reporting
NXP has one reportable segment representing the entity as a whole and reflects the way in which our chief operating decision maker, who is our Chief Executive Officer, executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

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

Note 2 - Significant Accounting Policies

Revenue recognition
The Company recognizes revenue under the core principle to depict the transfer of control to customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

Sales to most distributors are made under programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities. These programs may include credits granted to distributors, or allow distributors to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. In determining the transaction price, the Company considers the price adjustments from these programs to be variable consideration that reduce the amount of revenue recognized. The Company’s policy is to estimate such price adjustments using the most likely amount method based on rolling historical experience rates, as well as pricing in the distribution channel for distributors who participate in our volume rebate incentive program. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and inventory levels. The estimates are also adjusted when recent historical data does not represent anticipated future activity. Historically, actual price adjustments for these programs relative to those estimated have not materially differed.

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

With the exception of eight instances (with a combined value of $57 million), the Company’s lease arrangements are all operating leases.

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

Equity method investments: NXP’s investments over which it has significant influence, but not control are accounted for using the equity method. Under the equity method, the investment is initially recognized at cost. The carrying amount of the investment is adjusted to recognize changes in the NXP’s share of net assets of the equity-accounted investee since the acquisition date. NXP’s share of the results of operations of the equity-accounted investees are recognized in ‘Results relating to equity-accounted investees’ on a one-quarter lag.

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

	$ per € 1
	period end	average(1)	high	low
Year ended December 31, 2024	1.0404	1.0811	1.0551	1.1144
Year ended December 31, 2023	1.1073	1.0829	1.0540	1.1073
Year ended December 31, 2022	1.0670	1.0559	0.9694	1.1325
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

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Euro	922	926
Chinese renminbi	221	252
Indian rupee	53	33
Japanese yen	40	17
Malaysian ringgit	90	117
Romanian leu	31	34
Singapore dollar	20	110
Swiss franc	33	34
New Taiwan dollar	170	211
Thai baht	110	110
Other	85	70

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

We sell our products to OEMs and to distributors in various markets, who resell these products to OEMs or to their subcontract manufacturers. One of our distributors accounted for 22% of our revenue in 2024, 21% in 2023 and 20% in 2022. No other distributor accounted for greater than 10% of our revenue for 2024, 2023 or 2022. No individual OEM for which we had direct sales to accounted for more than 10% of our revenue for 2024, 2023 or 2022.

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

Recent accounting standards
Accounting Standards Adopted in 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements on reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within each reported measure of segment profit or loss, requires disclosure of the position and title of the CODM, requires that a public entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280, and contains other disclosure requirements. We adopted the new standard prospectively for the fiscal year ending December 31, 2024.

New Accounting Standards Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses. The standard requires disaggregated disclosure of income statement expenses. It requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

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

Note 3 – Acquisitions and Divestments

On December 17, 2024, NXP entered into a definitive agreement to acquire Aviva Links for $242.5 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the first half of 2025.

On January 7, 2025, NXP entered into a definitive agreement to acquire TTTech Auto for $625 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the second half of 2025 with a possibility for an accelerated closing timeline.

On February 10, 2025, NXP entered into a definitive agreement to acquire Kinara, Inc. for $307 million in cash. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close in the first half of 2025.

2024
There were no material acquisitions or divestments during 2024.

2023
There were no material acquisitions or divestments during 2023.

2022
On July 19, 2022, we acquired PL Sense for a total consideration of $22.1 million, net of closing adjustments.

Note 4 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2024	2023	2022
Distributors	7,203	7,195	7,261
Original Equipment Manufacturers and Electronic Manufacturing Services	5,291	5,963	5,775
Other	120	118	169
Total	12,614	13,276	13,205

Government assistance
The Company primarily benefits from country specific R&D tax credits ("RTC") (for the period ending December 31, 2024: $82 million; 2023: $80 million) as well as direct grants in different jurisdictions (for the period ending December 31, 2024: $100 million; 2023: $43 million).

The grants recorded in operating income are included in the following line items in the statement of operations:

	2024	2023
Cost of Revenue	4	5
Research & Development	175	116
Selling, General and Administrative	3	2
	182	123
The classification of the grants' related assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2024	2023
Other current assets	94	95
Other non-current assets	69	71
Other current liabilities	14	25
Other non-current liabilities	8	4

The duration of our RTC is indefinite while subject to future policy changes in the respective countries. RTC amounts received are subject to regular audits by the relevant governments. RTC receivables are, depending on their jurisdiction, settled against income or payroll taxes, or paid in cash within a maximum period of three years.

Our direct grants include those awarded under the European 2nd Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI ME/CT”). During the years ended December 31, 2024 and December 31, 2023, the Company was granted IPCEI ME/CT government assistance in multiple EU member states. The duration of the IPCEI ME/CT grants is planned to run until the end of 2029. The conditions to receive the IPCEI ME/CT government assistance include restrictions on eligible expenditures, employment retention, annual budget appropriations by the member states, compliance with member states’ regulations and project objectives and results, as well as repayment conditions.

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2024	2023	2022
Depreciation of property, plant and equipment	630	652	605
Amortization of internal use software	30	20	12
Amortization of other identified intangible assets	265	434	633
	925	1,106	1,250

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

The following table presents the split of other income (expense):

	2024	2023	2022
Result from MSA and TSA arrangements	(10)	(11)	2
Other, net	(45)	(4)	1
Total	(55)	(15)	3

Financial income (expense)

	2024	2023	2022
Interest income	160	187	61
Interest expense	(398)	(438)	(427)
Net gain (loss) on extinguishment of debt	—	—	(18)
Total other financial income (expense)	(80)	(58)	(50)
Total	(318)	(309)	(434)

Balance Sheet Information

Cash and cash equivalents
At December 31, 2024 and December 31, 2023, our cash balance was $3,292 million and $3,862 million, respectively, of which $261 million and $214 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2024 and 2023, no dividend was paid by SSMC.

Equity Investments
At December 31, 2024 and December 31, 2023, the total carrying value of investments in equity securities is summarized as follows:

	2024	2023
Marketable equity securities	1	12
Non-marketable equity securities	71	55
Equity-accounted investments	300	101
	372	168

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2024		2023
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	134
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	77
SMART Growth Fund, L.P.	8.41%	39	8.41%	42
SigmaSense, LLC	10.64%	28	10.64	33
Others	—	22	—	26
		300		101
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s board of directors and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	2024	2023	2022
Company’s share in income (loss)	(13)	(7)	4
Other results	1	—	(5)
	(12)	(7)	(1)

Other current liabilities
Other current liabilities at December 31, 2024 and December 31, 2023 consisted of the following:

	2024	2023
Accrued compensation and benefits	371	500
Customer programs	131	280
Income taxes payable	114	170
Dividend payable	258	261
Other	560	644
	1,434	1,855

Note 5 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate. The restructuring charges for 2024 primarily consist of $146 million for personnel related costs for specific targeted actions to adjust our spending to current business trends, offset by a $22 million release for earlier programs. The restructuring charges for 2023 consist of $106 million for personnel related costs for specific targeted actions under new global restructuring programs, offset by an $8 million release for an earlier program. During 2022, there was no new significant restructuring program.

The following table presents the changes in the position of restructuring liabilities in 2024:

	Balance January 1, 2024	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2024
Restructuring liabilities	101	147	(68)	(22)	(1)	157
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2024 of $157 million is classified in the Consolidated Balance Sheets under current liabilities ($147 million) and non-current liabilities ($10 million).

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

The components of restructuring charges recorded in 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Personnel lay-off costs	146	104	(1)
Other exit costs	1	2	1
Release of provisions/accruals	(22)	(8)	(7)
Net restructuring charges	125	98	(7)
The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2024	2023	2022
Cost of revenue	28	11	(3)
Research & development	57	59	(2)
Selling, general and administrative	40	28	(2)
Net restructuring charges	125	98	(7)

Note 6 - Income Taxes
In 2024, NXP generated income before income taxes of $3,099 million (2023: income of $3,352 million; 2022: income of $3,363 million). The components of income (loss) before income taxes are as follows:

	2024	2023	2022
Netherlands	1,444	1,398	1,520
Foreign	1,655	1,954	1,843
	3,099	3,352	3,363

The components of income tax benefit (expense) are as follows:

	2024	2023	2022
Current taxes:
Netherlands	(315)	(281)	(285)
Foreign	(502)	(509)	(480)
	(817)	(790)	(765)
Deferred taxes:
Netherlands	5	4	(10)
Foreign	267	263	246
	272	267	236
Total income tax benefit (expense)	(545)	(523)	(529)

A reconciliation of the statutory income tax rate in the Netherlands as a percentage of income (loss) before income taxes and the effective income tax rate is as follows:

	2024		2023		2022
	amount	%	amount	%	amount	%
Statutory income tax rate in the Netherlands	800	25.8	865	25.8	868	25.8

Rate differential between the local statutory rates and the statutory rate of the Netherlands	(71)	(2.3)	(77)	(2.3)	(80)	(2.4)
Net change in valuation allowance	3	0.1	(3)	(0.1)	—	0.0
Non-deductible expenses/losses	68	2.2	60	1.8	56	1.7
Netherlands tax incentives	(112)	(3.6)	(111)	(3.3)	(113)	(3.4)
Foreign tax incentives	(214)	(6.9)	(251)	(7.5)	(266)	(7.9)
Changes in estimates of prior years' income taxes	12	0.4	(17)	(0.5)	(2)	(0.1)
Withholding taxes	9	0.3	13	0.4	8	0.3
Pillar 2 income taxes	22	0.7	—	—	—	—
Other differences	28	0.9	44	1.3	58	1.7
Effective tax rate	545	17.6	523	15.6	529	15.7
.
We recorded an income tax expense of $545 million in 2024, which reflects an effective tax rate of 17.6% compared to an expense of $523 million and an effective rate of 15.6% in 2023. The effective tax rate reflects the impact of tax incentives, a portion of our earnings being taxed in foreign jurisdictions at rates different than the Netherlands statutory tax rate, changes in estimates of prior years' income taxes, change in valuation allowance, non-deductible expenses and withholding taxes. The impact of these items results in offsetting factors that attribute to the change in the effective tax rate between the two periods, with the significant drivers outlined below:
•The Company benefits from certain tax incentives, which reduce the effective tax rate. The dollar amount of the incentive in any given year is commensurate with the taxable income in that same period. In 2024, the foreign tax incentives are lower compared to 2023 primarily due to less qualifying income. For 2023, the foreign tax incentives were lower than 2022 due to less qualifying investments.
•As from 2024 a new alternative minimum tax law is applicable in The Netherlands, which is based on the OECD global anti-base erosion model rules (also known as Pillar Two). In accordance with this law, NXP N.V. recorded an additional tax expense in 2024.
•The higher favorable changes in estimates of prior years' income taxes in 2023 is primarily as a result of new guidance released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.
•The other differences are mainly relating to excess tax benefits, unrecognized tax benefits, FX-effects and taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in the U.S. GILTI is recognized as a current period expense when incurred.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $7 million in 2024 (2023: $13 million; 2022: $17 million). The benefit of this tax holiday on net income per share (diluted) was $0.03 in 2024 (2023: $0.05; 2022: $0.07).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2024	2023
Operating loss and tax credit carryforwards	250	273
Disallowed interest and tax incentive carryforwards	37	31
Identified intangible assets, net	791	600
Property, plant and equipment, net	20	8
Other accrued liabilities	211	111
Pensions	53	63
Other non-current liabilities	72	47
Share-based compensation	11	10
Restructuring liabilities	29	23
Receivables	90	118
Inventories	15	16
Total Deferred Tax Assets	1,579	1,300
Valuation allowance	(140)	(144)
Total Deferred Tax Assets, net of valuation allowance	1,439	1,156

Undistributed earnings of foreign subsidiaries	(35)	(36)
Goodwill	(132)	(115)
Other current and non-current assets	(70)	(57)
Total Deferred Tax Liabilities	(237)	(208)
Net Deferred Tax Position	1,202	948

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2024	2023
Deferred tax assets within non-current assets	1,251	992
Deferred tax liabilities within other non-current liabilities	(49)	(44)
	1,202	948

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance decreased by $4 million during 2024 (2023: $10 million decrease). Besides the net change in the valuation allowance of $3 million tax expense this mainly includes a decrease of the valuation allowance due to expiration of tax attributes for $6 million and for the remainder due to changes in estimates of prior years' income taxes and foreign currency effects.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2024, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2024 tax loss carryforwards of $333 million (inclusive of $74 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2024	2025	2026	2027	2028	2029	2030-2034	later	unlimited
Tax loss carryforwards	333	7	5	4		34	36	1	246
This overview is excluding carried forward tax incentives of $155 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $221 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2024	2025	2026	2027	2028	2029	2030-2034	later	unlimited
Tax credit carryforwards	221	17	22	7	7	11	56	52	49

The net income tax payable (excluding the liability for unrecognized tax benefits) as of December 31, 2024 amounted to $56 million (2023: net income tax payable of $117 million) and includes amounts directly receivable from or payable to tax authorities.

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $35 million at December 31, 2024 (2023: $36 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. The Company considers $773 million of the undistributed earnings indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings, the Company would be subject to tax of $67 million, which is not recognized as deferred tax liability at December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2024	2023	2022
Balance as of January 1	186	173	176
Translation differences	(1)	—	(4)
Lapse of statute of limitations	(2)	(3)	(3)
Increases from tax positions taken during prior periods	11	13	1
Decreases from tax positions taken during prior periods	—	(3)	(4)
Increases from tax positions taken during current period	9	11	11
Decreases relating to settlements with the tax authorities	—	(5)	(4)
Balance as of December 31	203	186	173

Of the total unrecognized tax benefits at December 31, 2024, $182 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2024 amounted to a $24 million expense (2023: $16 million expense; 2022: $1 million expense). As of December 31, 2024, the Company has recognized a liability for related interest and penalties of $55 million (2023: $32 million; 2022: $16 million). It is reasonably possible that the total amount of unrecognized tax benefits may significantly increase/decrease within the next 12 months of the reporting date due to, for example, completion of tax examinations. It is estimated that this reasonably possible change will not be significant.

The Company files income tax returns in the Netherlands, the United States of America and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2018, 2020-2023), Germany (2017-2023), USA (2005-2023), China (2014-2023), Taiwan (2019-2023), Thailand (2019-2023), Malaysia (2017-2023) and India (2004, 2006-2023).

Note 7 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2024	2023
Accounts receivable from third parties	1,032	894
Allowance for credit loss	—	—
	1,032	894

The following table presents accounts receivable, net disaggregated by sales channel:

	2024	2023
Distributors	119	18
Original Equipment Manufacturers and Electronic Manufacturing Services	894	847
Other	19	29
	1,032	894

Note 8 - Inventories, net
Inventories are summarized as follows:

	2024	2023
Raw materials	109	113
Work in process	1,576	1,633
Finished goods	671	388
	2,356	2,134

The portion of finished goods stored at customer locations under consignment amounted to $20 million as of December 31, 2024 (2023: $11 million).

The amounts recorded above are net of an allowance for obsolescence of $150 million as of December 31, 2024 (2023: $189 million).

Note 9 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2024	2023
Land		189	163
Buildings	9 to 50	1,884	1,774
Machinery and installations	2 to 10	5,575	5,301
Other Equipment	1 to 10	1,030	986
Prepayments and construction in progress		734	759
		9,412	8,983
Less accumulated depreciation		(6,145)	(5,660)
Property, plant and equipment, net of accumulated depreciation		3,267	3,323

Note 10 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2023
Cost	3,194
Accumulated amortization/impairment	(1,883)
Book value	1,311
Changes in book value:
Acquisitions/additions	64
Amortization	(454)
Translation differences	1
Total changes	(389)
Balance as of December 31, 2023
Cost	2,264
Accumulated amortization/impairment	(1,342)
Book value	922
Changes in book value:
Acquisitions/additions	210
Amortization	(295)
Translation differences	(1)
Total changes	(86)
Balance as of December 31, 2024
Cost	1,873
Accumulated amortization/impairment	(1,037)
Book value	836

Identified intangible assets as of December 31, 2024 and 2023 respectively were composed of the following:

	December 31, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	24	—	70	—
Customer-related	790	(400)	788	(352)
Technology-based	1,059	(637)	1,406	(990)
Identified intangible assets	1,873	(1,037)	2,264	(1,342)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.
The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2025	230
2026	155
2027	130
2028	66
2029	56
Thereafter	199
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 5 years as of December 31, 2024.

Note 11 - Goodwill
The changes in goodwill in 2024 and 2023 were as follows:

	2024	2023
Balances as of January 1
Cost	10,069	10,057
Accumulated impairment	(114)	(114)
Book value	9,955	9,943
Changes in book value:
Translation differences	(25)	12
Total changes	(25)	12
Balances as of December 31
Cost - Balance	10,044	10,069
Accumulated impairment - Balance	(114)	(114)
Book value - Balance	9,930	9,955
No goodwill impairment charges were required to be recognized in 2024 or 2023.

The fair value of the reporting unit substantially exceeds the carrying value of the reporting unit.

Note 12 - Postretirement Benefit Plans

Pensions
Our employees participate in employee pension plans in accordance with legal requirements, customs and the related matters in the respective countries. These are defined benefit pension plans, defined contribution plans and multi-employer plans.

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry, it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,533 companies and 623,900 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will remain 27.98% in 2025, same as 2024.

PME multi-employer plan	2024	2023	2022
NXP’s contributions to the plan	38	38	33
(including employees’ contributions)	7	8	6
Average number of NXP’s active employees participating in the plan	2,351	2,338	2,197
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2024 was $125 million (2023: $123 million; 2022: $116 million) of which $67 million (2023: $69 million; 2022: $62 million) represents defined contribution plans and $31 million (2023: $30 million; 2022: $27 million) represents the PME multi-employer plans.

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

The total ongoing cost of defined benefit plans amounted to $27 million in 2024 (2023: a cost of $24 million; 2022: a cost of $27 million).

The table below provides a summary of the changes in the pension benefit obligations and defined benefit pension plan assets for 2024 and 2023, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the Consolidated Balance Sheets.

	2024	2023
Projected benefit obligation
Projected benefit obligation at beginning of year	605	537
Service cost	14	12
Interest cost	18	18
Actuarial (gains) and losses	(11)	47
Curtailments and settlements	—	—
Benefits paid	(30)	(21)
Exchange rate differences	(35)	12
Projected benefit obligation at end of year	561	605
Plan assets
Fair value of plan assets at beginning of year	213	202
Actual return on plan assets	6	9
Employer contributions	26	20
Curtailments and settlements	—	—
Benefits paid	(29)	(20)
Exchange rate differences	(15)	2
Fair value of plan assets at end of year	201	213
Funded status	(360)	(392)
Classification of the funded status is as follows
– Prepaid pension cost within non-current assets	8	8
– Accrued pension cost within other non-current liabilities	(356)	(388)
– Accrued pension cost within accrued liabilities	(12)	(12)
Total	(360)	(392)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	535	576
Plans with assets less than accumulated benefit obligation (including unfunded plans)
– Fair value of plan assets	88	87
– Accumulated benefit obligations	431	459
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	60	17
– Net actuarial loss (gain)	(11)	43
– Exchange rate differences	(3)	—
Total AOCI at end of year	(46)	60

The net amount of projected benefit obligation and plan assets for all underfunded (including unfunded) pension plans was $360 million and $392 million at December 31, 2024 and 2023, respectively, and was classified as liabilities and non-current assets in the Consolidated Balance Sheets.

For the year ended December 31, 2024, actuarial gains were primarily related to increases in discount rates of approximately 10 basis points on a weighted basis offset by experience losses related to salary and pension indexation adjustments being higher than our long-term assumptions. For the year ended December 31, 2023, actuarial losses were primarily related to decreases in discount rates of approximately 10 basis points on a weighted basis and experience losses related to salary and pension indexation adjustments being higher than our long-term assumptions.

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2024	2023
Discount rate	3.3%	3.2%
Rate of compensation increase	2.2%	2.2%
The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2024	2023	2022
Discount rate	3.2%	3.3%	1.2%
Expected returns on plan assets	3.4%	2.9%	2.6%
Rate of compensation increase	2.2%	2.2%	1.9%

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

The components of net periodic pension costs were as follows:

	2024	2023	2022
Service cost	14	12	15
Interest cost on the projected benefit obligation	18	18	8
Expected return on plan assets	(7)	(6)	(5)
Amortization of net (gain) loss	2	—	9
Curtailments & settlements	—	—	—
Net periodic cost	27	24	27

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the Consolidated Statements of Operations.

Plan assets
The actual pension plan asset allocation at December 31, 2024 and 2023 is as follows:

	2024	2023
Asset category:
Equity securities	27%	26%
Debt securities	35%	38%
Insurance contracts	7%	7%
Other	31%	29%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $201 million include $161 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2024			2023
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	48	—	—	49	—
Debt securities	11	33	—	18	38	—
Insurance contracts	—	13	—	—	14	—
Other	7	26	23	4	27	25
	18	120	23	22	128	25

The Company currently expects to make $14 million of employer contributions to defined benefit pension plans and $11 million of expected cash payments in relation to unfunded pension plans in 2025.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2025	25
2026	25
2027	26
2028	28
2029	28
Years 2030-2034	161

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the U.S. which are accounted for as defined benefit plans.

The accumulated postretirement benefit obligation at the end of 2024 equals $1 million (2023: $2 million).

Note 13 - Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of December 31, 2024, we had no commercial paper notes outstanding. Subsequent to the year-ended December 31, 2024 and through date of this report, we issued commercial paper notes with a duration of up to 96 days at an principal amounts of $215 million. The weighted-average interest rate of the Company's outstanding commercial paper notes is 4.60%.

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2024 and 2023:

	2024			2023
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 4.875% senior unsecured notes	Mar, 2024	—	4.875	1,000	4.875
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Fixed-rate 4.45% EIB Facility Loan	Dec, 2030	670	4.450	—	—
Total principal		10,920		11,250
Unamortized discounts, premiums and debt issuance costs		(66)		(75)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,854		11,175
Current portion of long-term debt		(500)		(1,000)
Long-term debt		10,354		10,175

	Range of interest rates	Average rate of interest	Principal amount outstanding 2024	Due in 2025	Due after 2025	Due after 2029	Average remaining term (in years)	Principal amount outstanding 2023
USD notes	2.50%- 5.55%	3.7%	10,250	500	9,750	6,000	7.4	11,250
Revolving Credit Facility (RCF) (1)	—%	—%	—	—	—	—	—	—
Bank borrowings	4.45%	4.5%	670	—	670	670	5.9	—
		3.7%	10,920	500	10,420	6,670	7.3	11,250
(1)We do not have any borrowings under the $2,500 million RCF as of December 31, 2024.

As of December 31, 2024, the following principal amounts of long-term debt are due in the next 5 years:

2025	500
2026	1,250
2027	1,000
2028	500
2029	1,000
Due after 5 years	6,670
10,920

As of December 31, 2024, the book value of our outstanding long-term debt was 10,920, less debt issuance costs of $38 million and original issuance/debt discount of $28 million.

As of December 31, 2024, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 7.3 years.

Accrued interest as of December 31, 2024 is $76 million (December 31, 2023: $90 million).

2024 Financing Activities

On November 21, 2024, NXP B.V., NXP Funding and NXP USA entered into definitive documentation to establish an unsecured Commercial Paper Program (the “CP Program”) under which, on a joint and several basis, short-term, unsecured commercial paper notes (the “CP Notes”) may be issued. Amounts available under the CP Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed $2,000 million. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes.

On November 22, 2024, NXP B.V. entered into a facility agreement with the European Investment Bank, (“EIB Facility A”), which provides for a €640 million unsecured senior loan facility. The proceeds from borrowings under the EIB Facility A are expected to be used, together with proceeds from a second €360 million facility agreement (“EIB Facility B”) concluded in January 2025, to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries. Borrowings on these facilities may be denominated in Euro or U.S. Dollar.

Certain terms and Covenants

The Company is not required to make mandatory redemption payments or sinking fund payments with respect to the notes and facilities.
The indentures governing the notes and facilities contain covenants that, among other things, limit the Company’s ability and that of restricted subsidiaries to incur additional indebtedness, create liens, pay dividends, redeem capital stock or make certain other restricted payments or investments; enter into agreements that restrict dividends from restricted subsidiaries; sell assets, including capital stock of restricted subsidiaries; engage in transactions with affiliates; and effect a consolidation or merger. The Company has been in compliance with any such indentures and financing covenants.
No portion of long-term and short-term debt as of December 31, 2024 and December 31, 2023 has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2024.

Note 14 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 17 years (land leases 4 to 65 years), some of which may include options to extend the leases for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2024, assets recorded under finance leases amounted to $82 million and accumulated depreciation associated with finance leases was $25 million (December 31, 2023: $82 million and $21 million, respectively). Finance lease liabilities amounted to $17 million as of December 31, 2024 (December 31, 2023: $19 million).

The components of operating lease expense were as follows

	2024	2023	2022

Operating lease cost	66	68	66

Other information related to operating leases was as follows:

Supplemental cash flows information:
Operating cash flows from operating leases	64	66	66

Right-of-use assets obtained in exchange for lease obligations	78	55	91

Weighted average remaining lease term	7 years	6 years	6 years
Weighted average discount rate	4%	4%	4%
Future minimum lease payments for operating leases as of December 31, 2024 were as follows:

As of
December 31, 2024

2025	62
2026	55
2027	46
2028	38
2029	32
Thereafter	88
Total future minimum lease payments	321
Less: imputed interest	46
Total	275

Rent expense amounted to $12 million in 2024 compared to $11 million in 2023 and $11 million in 2022 (containing services related to leased assets as well as short-term leases).

Lease liabilities related to operating leases are split between current and non-current:

	As of December 31,
	2024	2023

Other current liabilities	52	55
Other non-current liabilities	223	204
Total	275	259
Operating lease right-of-use assets are $265 million as of December 31, 2024 (December 31, 2023: $250 million) and are included in other non-current assets in the consolidated balance sheet.

Note 15 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2024, other than commitments directly with our foundry joint ventures, the Company had purchase commitments of $3,046 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $1,460 million in equity through 2026. NXP has committed to contribute an additional $925 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,242 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in European Semiconductor Manufacturing Company (ESMC) GmbH, NXP has committed to invest an additional $442 million in equity through 2028.

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

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $281 million accrued for potential and current legal proceedings pending as of December 31, 2024, compared to $112 million accrued at December 31, 2023 (without reduction for any related insurance reimbursements). The accruals are included in “Other non-current liabilities.” As of December 31, 2024, the Company’s balance related to insurance reimbursements was $259 million (December 31, 2023: $67 million) and is included in “Other non-current assets.”

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at December 31, 2024, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 million and $280 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $262 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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
Soil and groundwater contamination has been identified at our property near Phoenix, Arizona, United States. The remediation processes at this location are expected to continue for many years.

As of December 31, 2024, we have recorded $95 million for environmental remediation costs (2023: $90 million, which are primarily included in other non-current liabilities in the accompanying Consolidated Balance Sheets. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 16 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2024 consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

For repurchases of shares in 2022, 2023 and 2024, the board of directors of NXP ("the Board") made use of the authorizations renewed by the annual general meeting of shareholders on May 26, 2021, June 1, 2022, May 24, 2023 and May 29, 2024 respectively. The Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In March 2021, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program").

During the fiscal year ended December 31, 2024, NXP repurchased 5.7 million shares, for a total of approximately $1.4 billion, and during the year ended December 31, 2023, NXP repurchased 5.5 million shares, for a total of approximately $1.0 billion. As approved by the board of directors, on December 15, 2020, NXP canceled some 26 million shares and on November 30, 2021, NXP canceled 15 million shares. As a result, the number of issued NXP shares as per December 31, 2024 is 274,519,638 shares and as per December 31, 2024, the Company has issued and paid up 274,519,638 shares of common stock each having a par value of €0.20 or a nominal stock capital of €55 million (2023: €55 million).

Cash dividends
The following dividends were declared in 2024, 2023 and 2022 under NXP’s quarterly dividend program which was introduced as of the third quarter of 2018:

	2024	2023	2022
Dividends declared (in millions)	1,035	1,048	885
Dividends declared (per share)	4.056	4.056	3.38

Share-based awards
The Company has granted share-based awards to the members of our board of directors, management team, our other executives, selected other key employees/talents of NXP and selected new hires to receive the Company’s shares in the future. See Note 17, “Share-based Compensation.”

Treasury shares
From time to time, last on May 29, 2024, the General Meeting of Shareholders authorizes the Board of Directors to repurchase shares of our common stock. On that basis, the Board of Directors has approved various share repurchase programs. In accordance with the Company’s policy to provide share-based awards from its treasury share inventory, shares which have been repurchased and are held in treasury for delivery upon exercise of options and under restricted and performance share programs, are accounted for as a reduction of stockholders’ equity. Treasury shares are recorded at cost, representing the market price on the acquisition date. When issued, shares are removed from treasury shares on a first-in, first-out (FIFO) basis.

Differences between the cost and the proceeds received when treasury shares are reissued, are recorded in capital in excess of par value. Deficiencies in excess of net gains arising from previous treasury share issuances are charged to retained earnings.

The following transactions took place resulting from employee option and share plans:

	2024	2023	2022
Total shares in treasury at beginning of year	17,329,585	15,056,232	9,569,359
Total cost	3,210	2,799	1,932
Shares acquired under repurchase program	5,726,770	5,460,135	8,330,021
Average price in $ per share	239.74	192.16	171.59
Total cost of repurchases	1,373	1,049	1,429
Shares delivered	2,861,344	3,186,782	2,843,148
Average price in $ per share	202.22	200.38	197.83
Amount received	82	71	59
Shares retired	—	—	—
Total shares in treasury at end of year	20,195,011	17,329,585	15,056,232
Total cost	4,004	3,210	2,799

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

The computation of earnings per share (EPS) is presented in the following table:

	2024	2023	2022
Net income (loss)	2,542	2,822	2,833
Less: Net income (loss) attributable to non-controlling interests	32	25	46
Net income (loss) attributable to stockholders	2,510	2,797	2,787

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	255,208	258,381	261,879
Plus incremental shares from assumed conversion of:
Options 1)	141	188	276
Restricted Share Units, Performance Share Units and Equity Rights 2)	2,499	2,801	1,898
Dilutive potential common share	2,640	2,989	2,174
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	257,848	261,370	264,053

EPS attributable to stockholders in $:
Basic net income (loss)	9.84	10.83	10.64
Diluted net income (loss)	9.73	10.70	10.55
1)There were no stock options to purchase shares of NXP’s common stock that were outstanding in 2024 (2023: none; 2022: none) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)There were 0.1 million unvested RSU’s, PSU’s and equity rights that were outstanding in 2024 (2023: none; 2022: 0.3 million shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSU’s, PSU’s and equity rights or the performance goal has not been met.

Note 17 - Share-based Compensation
Share-based compensation expense is included in the following line items in our consolidated statement of operations:

	2024	2023	2022
Cost of revenue	59	54	47
Research and development	234	211	183
Selling, general and administrative	168	146	134
	461	411	364
The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $46 million (includes $15 million of excess tax benefits), $36 million (includes $9 million of excess tax benefits) and $26 million (includes $4 million of excess tax benefits) for the years ended December 31, 2024, 2023 and 2022, respectively.

Long Term Incentive Plan (LTIP)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2024 was 16.0 million.

A charge of $448 million was recorded in 2024 for the LTIP (2023: $398 million; 2022: $353 million).

A summary of the activity for our LTIP’s during 2024 is presented below.

Stock options

At December 31, 2024, there were no (2023: none) unrecognized compensation cost related to non-vested stock options.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2024	255,579	70.71
Granted	—
Exercised	111,712	66.46
Forfeited	—
Outstanding at December 31,2024	143,867	74.01	0.9	19
Exercisable at December 31,2024	143,867	74.01	0.9	19

No options were granted in 2024, 2023 and 2022.

The intrinsic value of the exercised options was $21 million (2023: $13 million; 2022: $15 million), whereas the amount received by NXP was $7 million (2023: $5 million; 2022: $3 million). The tax benefit realized from stock options exercised during fiscal 2024, 2023, and 2022 was $45 million, $36 million, and $24 million, respectively.

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

The fair value of the PSUs is calculated using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology:

PSU grant assumptions	2024	2023	2022
Expected life (years)	3	3	3
Risk-free interest rate	4.07%	4.59%	4.48%
Dividend yield	1.8%	2.2%	1.6%
NXP share price volatility	39%	39%	48%
Initial TSR	(5.7)%	(0.2)%	3.4%

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2024	900,168	214.60
Granted	300,108	258.20
Performance based adjustment 1)	(50,788)	256.79
Vested	214,458	256.79
Forfeited	66,258	245.72
Outstanding at December 31, 2024	970,348	218.85
1) The amount shown represents performance adjustments for performance-based awards granted on October 27, 2020. These units vested at 76.32% during 2024 based on the achievement of Relative TSR performance conditions.

In 2024, the weighted average grant date fair value of performance share units granted was $258.20 (2023: $214.02; 2022: $188.70).

In 2024, the fair value of the performance share units at the time of vesting was $38 million (2023: $83 million; 2022: $42 million).

At December 31, 2024, there was a total of $118 million (2023: $109 million; 2022: $100 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 1.8 years (2023: 2.0 years; 2022: 1.9 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2024	4,861,516	169.36
Granted	2,013,506	218.60
Vested	2,240,497	171.38
Forfeited	222,885	170.31
Outstanding at December 31, 2024	4,411,640	190.76

The weighted average grant date fair value of restricted share units granted in 2024 was $218.60 (2023: $178.69; 2022: $147.73). The fair value of the restricted share units at the time of vesting was $526 million (2023: $372 million; 2022: $319 million).

At December 31, 2024, there was a total of $700 million (2023: $685 million; 2022: $621 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.6 years (2023: 1.6 years; 2022: 1.6 years).

Note 18 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2022	135	(1)	(58)	76
Other comprehensive income (loss) before reclassifications	42	(14)	(43)	(15)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	17	—	17
Income tax effects	—	(1)	13	12
Other comprehensive income (loss)	42	2	(30)	14
As of December 31, 2023	177	1	(88)	90
Other comprehensive income (loss) before reclassifications	(111)	(18)	14	(115)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	10	—	10
Income tax effects	—	2	(4)	(2)
Other comprehensive income (loss)	(111)	(6)	10	(107)
As of December 31, 2024	66	(5)	(78)	(17)

Note 19 - Related-party Transactions
The Company’s related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2024	2023	2022
Revenue and other income	4	4	9
Purchase of goods and services	4	3	4

The following table presents the amounts related to receivable and payable balances with these related parties:

	2024	2023
Receivables	1	1
Payables	3	7

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. Through the year ended December 31, 2024, NXP has contributed $275 million, which is recorded in other non-current assets.

Refer to Note 4 - Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 15 - Commitments and Contingencies for NXP's related party commitments.

Note 20 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value of our financial instruments, which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	December 31, 2024	December 31, 2023
Assets:
Short-term deposits	1	—	409
Money market funds	1	2,398	3,137
Marketable equity securities	1	2	12
Derivative instruments-assets	2	2	12

Liabilities:
Derivative instruments-liabilities	2	(10)	(3)

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
As of December 31, 2024, the estimated fair value of current and non-current debt was $9.8 billion ($10.3 billion as of December 31, 2023). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

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

Note 22 - Segments and Geographical Information
NXP has one reportable segment representing the entity as a whole, aligning with our organizational structure and with the way our chief operating decision maker ("CODM"), who is our Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

Our CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate income generated from total assets to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. These income and expense items are as included on the Consolidated Statements of Operations and in our notes to the Consolidated Financial Statements.

Geographical Information
Revenue attributed to geographic areas is based on the customer’s shipped-to location. These locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products.

	Revenue
	2024	2023	2022
China 1)	4,556	4,366	4,700
United States	1,354	1,437	1,277
Germany	899	988	755
Japan	1,096	912	902
Singapore	593	884	1,444
South Korea	658	845	674
Mexico	409	599	445
Netherlands	472	552	455
Taiwan	469	365	506
Other countries	2,108	2,328	2,047
	12,614	13,276	13,205
1) China includes Mainland China and Hong Kong

Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

	Property, plant and equipment, net
	2024	2023	2022
United States	1,058	992	831
Singapore 1)	583	549	468
China 2)	296	386	437
Netherlands	371	340	326
Malaysia	328	327	360
Thailand	225	278	250
Taiwan	235	275	291
Other countries	171	176	142
	3,267	3,323	3,105
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
The Company’s independent registered public accounting firm, EY Accountants B.V., has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fourth quarter ended December 31, 2024, no directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors, executive officers and governance, appears under the captions "Item 3: (Re-)appointment of Directors", "Executive Officers", "Corporate Governance" and "How our Board Governs and Is Governed", in the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “How Our Directors Are Compensated” in our 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions "Certain Relationships and Related Party Transactions," "Item 3: (Re-)appointment of Directors" and "How our Board Governs and Is Governed" in the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees” and "Audit Committee Pre-Approval Policies" in the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, are incorporated herein by reference.

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

10.6+	NXP Semiconductors N.V. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of the Form S-8 of NXP Semiconductors N.V. filed on September 10, 2019 (File No. 333-233694))

10.7+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of NXP Semiconductors N.V. filed on October 29, 2019)

10.8+	Summary of MT Change of Control Severance Arrangement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K of NXP Semiconductors N.V., filed on February 27, 2020)

10.9+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.10+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.11+
Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.12+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on October 27, 2020)

10.13+
Employment Agreement dated August 25, 2021 between NXP USA, Inc. and Jennifer Wuamett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on August 26, 2021)

10.14+
Employment Agreement dated October 12, 2021 between NXP USA, Inc. and Bill Betz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on October 12, 2021)

10.15+
Employment Agreement dated May 10, 2021 between NXP USA, Inc. and Andy Micallef (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on May 3, 2022

10.16
Amended and Restated Revolving Credit Agreement, dated as of August 26, 2022, among NXP B.V., NXP Funding LLC, the several lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.17
Amended and Restated Guaranty Agreement, dated as of August 26, 2022, among NXP Semiconductors N.V., NXP USA, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.18+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on November 1, 2022)

10.19+
Employment Agreement dated July 31, 2020 between NXP USA, Inc. and Christopher Jensen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors, N.V. filed on May 2, 2023)

10.20+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors, N.V., filed on November 5, 2024)

10.21
€640.0 Million Facility A Agreement, dated as of November 22, 2024, between NXP B.V. and European Investment Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors, N.V. filed on November 22, 2024)

10.22
Guaranty, dated as of November 22, 2024, among NXP Semiconductors N.V., NXP Funding LLC and NXP USA, Inc., as guarantors, and European Investment Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors, N.V. filed on November 22, 2024)

10.23
Form of Commercial Paper Dealer Agreement among NXP B.V., NXP Funding LLC and NXP USA, Inc., as issuers, NXP Semiconductors N.V., as parent guarantor, and the applicable Dealer party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K of NXP Semiconductors, N.V. filed on November 22, 2024)

19.1*	Insider Trading Policy effective as of March 1, 2023

21.1*	List of Subsidiaries of the Registrant

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.1*	Consent of EY Accountants B.V.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

97.1	Clawback Policy effective as of May 24, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K of NXP Semiconductors N.V. filed on February 22, 2024)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2025
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 20, 2025.

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