Form 10-Q
period 2025-03-30
NXP Semiconductors N.V.
filed 2025-04-29
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
or
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
Yes  ☐    No  ☒

As of April 25, 2025, there were 252,628,698 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended March 30, 2025

Introduction and Forward Looking Statements
This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 1A. Risk Factors and elsewhere in this Form 10-Q, the following:
•market demand and semiconductor industry conditions;
•our ability to successfully introduce new technologies and products;
•the demand for the goods into which our products are incorporated;
•global trade disputes, potential increase of barriers to international trade, including the imposition of new or increased tariffs, and resulting disruptions to our established supply chains;
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 30, 2025	March 31, 2024
Revenue	2,835	3,126
Cost of revenue	(1,275)	(1,343)
Gross profit	1,560	1,783
Research and development	(547)	(564)
Selling, general and administrative	(281)	(306)
Amortization of acquisition-related intangible assets	(27)	(51)
Total operating expenses	(855)	(921)
Other income (expense)	18	(6)
Operating income (loss)	723	856
Financial income (expense):
Other financial income (expense)	(92)	(70)
Income (loss) before income taxes	631	786
Benefit (provision) for income taxes	(130)	(141)
Results relating to equity-accounted investees	(4)	(1)
Net income (loss)	497	644
Less: Net income (loss) attributable to non-controlling interests	7	5
Net income (loss) attributable to stockholders	490	639

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	1.93	2.49
Diluted	1.92	2.47

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	253,709	256,567
Diluted	255,018	258,954

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 30, 2025	March 31, 2024
Net income (loss)	497	644
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	3	(8)
Change in foreign currency translation adjustment	43	(38)
Total other comprehensive income (loss)	46	(46)
Total comprehensive income (loss)	543	598
Less: Comprehensive income (loss) attributable to non-controlling interests	7	5
Total comprehensive income (loss) attributable to stockholders	536	593

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	March 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	3,988	3,292
Accounts receivable, net	1,060	1,032
Inventories, net	2,350	2,356
Other current assets	627	625
Total current assets	8,025	7,305
Non-current assets:
Deferred tax assets	1,284	1,251
Other non-current assets	1,942	1,796
Property, plant and equipment, net of accumulated depreciation of $6,269 and $6,145	3,210	3,267
Identified intangible assets, net of accumulated amortization of $952 and $1,037	777	836
Goodwill	9,942	9,930
Total non-current assets	17,155	17,080
Total assets	25,180	24,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	863	1,017
Restructuring liabilities-current	75	147
Other current liabilities	1,412	1,434
Short-term debt	1,499	500
Total current liabilities	3,849	3,098
Non-current liabilities:
Long-term debt	10,226	10,354
Restructuring liabilities	4	10
Other non-current liabilities	1,424	1,392
Total non-current liabilities	11,654	11,756
Total liabilities	15,503	14,854
Equity:
Non-controlling interests	355	348

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	15,093	14,962
Treasury shares, at cost:
21,370,235 shares (2024: 20,195,011 shares)	(4,253)	(4,004)
Accumulated other comprehensive income (loss)	29	(17)
Accumulated deficit	(1,603)	(1,814)
Total stockholders’ equity	9,322	9,183
Total equity	9,677	9,531
Total liabilities and equity	25,180	24,385

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	497	644
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	209	235
Share-based compensation	127	115
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	1	2
Net (gain) loss on sale of assets	(22)	(2)
(Gain) loss on equity security, net	6	2
Results relating to equity-accounted investees	4	1
Deferred tax expense (benefit)	(27)	(64)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(29)	(25)
(Increase) decrease in inventories	6	32
Increase (decrease) in accounts payable and other liabilities	(110)	(102)
Decrease (increase) in other non-current assets	(106)	6
Exchange differences	4	3
Other items	4	3
Net cash provided by (used for) operating activities	565	851
Cash flows from investing activities:
Purchase of identified intangible assets	(25)	(32)
Capital expenditures on property, plant and equipment	(139)	(226)
Insurance recoveries received for equipment damage	—	2
Proceeds from disposals of property, plant and equipment	1	2
Proceeds of short-term deposits	—	9
Purchase of investments	(53)	(34)
Proceeds from sale of investments	—	5
Net cash provided by (used for) investing activities	(216)	(274)
Cash flows from financing activities:
Repurchase of long-term debt	—	(1,000)
Proceeds from the issuance of long-term debt	370	—
Proceeds from issuance of commercial paper notes	646	—
Repayment of commercial paper notes	(146)	—
Dividends paid to common stockholders	(258)	(261)
Proceeds from issuance of common stock through stock plans	37	37
Purchase of treasury shares and restricted stock unit withholdings	(303)	(303)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	345	(1,528)
Effect of changes in exchange rates on cash positions	2	(3)
Increase (decrease) in cash and cash equivalents	696	(954)
Cash and cash equivalents at beginning of period	3,292	3,862
Cash and cash equivalents at end of period	3,988	2,908

Supplemental disclosures to the Condensed Consolidated Cash flows
Net cash paid during the period for:
Interest	41	38
Income taxes, net of refunds	96	198
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	31	2
Book value of these assets	(9)	—
Non-cash investing activities:
Non-cash capital expenditures	108	223

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
Net income (loss)						490	490	7	497
Other comprehensive income (loss)					46		46		46
Share-based compensation plans			131				131		131
Shares issued pursuant to stock awards	238			54		(22)	32		32
Treasury shares repurchased and retired	(1,413)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of March 30, 2025	253,149	56	15,093	(4,253)	29	(1,603)	9,322	355	9,677

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960
Net income (loss)						639	639	5	644
Other comprehensive income (loss)					(46)		(46)		(46)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	228			44		(7)	37		37
Treasury shares repurchased and retired	(1,323)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(260)	(260)		(260)
Balance as of March 31, 2024	256,095	56	14,619	(3,469)	44	(2,421)	8,829	321	9,150

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2024.

Segment reporting
NXP has one reportable segment representing the entity as a whole, aligning with our organizational structure and with the way our chief operating decision maker ("CODM"), Kurt Sievers, who is our Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

Our CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate income generated from total assets to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. These interim income and expense items are as included on the Consolidated Statements of Operations and in our notes to the Consolidated Financial Statements.

Use of estimates
We have made estimates and judgments affecting the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
For a discussion of our significant accounting policies, see Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent accounting standards

Accounting Standards Adopted in 2025
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. In addition, the amendments require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and, disclosure of income tax expense (or benefit) from continuing operations disaggregated. We have adopted ASU 2023-09 and will implement the applicable disclosure for our fiscal year ending December 31, 2025.

Accounting standards not yet adopted
In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses. The standard requires disaggregated disclosure of income statement expenses. It requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the effect of this new guidance on our Consolidated Financial Statements.

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

2025
There were no material acquisitions or divestments during the first three months of 2025.

2024
There were no material acquisitions or divestments during the first three months of 2024.

4 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	March 30, 2025	March 31, 2024
Distributors	1,524	1,739
Original Equipment Manufacturers and Electronic Manufacturing Services	1,284	1,355
Other	27	32
Total Revenue	2,835	3,126

Depreciation, amortization and impairment

	For the three months ended
	March 30, 2025	March 31, 2024
Depreciation of property, plant and equipment	143	145
Amortization of internal use software	8	7
Amortization of other identified intangible assets	58	83
Total - Depreciation, amortization and impairment	209	235

Financial income and expense

	For the three months ended
	March 30, 2025	March 31, 2024
Interest income	35	50
Interest expense	(106)	(105)
Total other financial income/ (expense)	(21)	(15)
Total	(92)	(70)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	March 30, 2025	March 31, 2024
Net income (loss)	497	644
Less: net income (loss) attributable to non-controlling interests	7	5
Net income (loss) attributable to stockholders	490	639

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	253,709	256,567
Plus incremental shares from assumed conversion of:
Options 1)	94	172
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,215	2,215
Dilutive potential common shares	1,309	2,387

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	255,018	258,954

EPS attributable to stockholders in $:
Basic net income (loss)	1.93	2.49
Diluted net income (loss)	1.92	2.47
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q1 2025 (Q1 2024: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q1 2025 (Q1 2024: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At March 30, 2025 and December 31, 2024, our cash balance was $3,988 million and $3,292 million, respectively, of which $275 million and $261 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first three months of 2025 and 2024, no dividends were declared by SSMC.

Inventories

Inventories are summarized as follows:

	March 30, 2025	December 31, 2024
Raw materials	102	109
Work in process	1,638	1,576
Finished goods	610	671
	2,350	2,356

The amounts recorded above are net of allowance for obsolescence of $131 million as of March 30, 2025 (December 31, 2024: $150 million).

Equity Investments

At March 30, 2025 and December 31, 2024, the total carrying value of investments in equity securities is summarized as follows:

	March 30, 2025	December 31, 2024
Marketable equity securities	—	1
Non-marketable equity securities	76	71
Equity-accounted investments	336	300
	412	372

The total carrying value of investments in equity-accounted investees is summarized as follows:

	March 30, 2025		December 31, 2024
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	154	40.00%	134
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	95	10.00%	77
SMART Growth Fund, L.P.	8.41%	37	8.41%	39
SigmaSense, LLC	9.40%	27	10.64%	28
Others	—	23	—	22
		336		300
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s board of directors and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended
	March 30, 2025	March 31, 2024
Company's share in income (loss)	(4)	(2)
Other results	—	1
	(4)	(1)

Other current liabilities

Other current liabilities at March 30, 2025 and December 31, 2024 consisted of the following:

	March 30, 2025	December 31, 2024
Accrued compensation and benefits	354	371
Customer programs	139	131
Income taxes payable	157	114
Dividend payable	257	258
Other	505	560
	1,412	1,434

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2024	66	(5)	(78)	(17)
Other comprehensive income (loss) before reclassifications	43	3	—	46
Amounts reclassified out of accumulated other comprehensive income (loss)	—	1	—	1
Tax effects	—	(1)	—	(1)
Other comprehensive income (loss)	43	3	—	46
As of March 30, 2025	109	(2)	(78)	29

Cash dividends

The following dividends were declared during the first three months of 2025 and 2024 under NXP’s quarterly dividend program:

	Fiscal Year 2025		Fiscal Year 2024
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	257	1.014	260

The dividend declared in the first quarter (not yet paid) is classified in the Condensed Consolidated Balance Sheet in other current liabilities as of March 30, 2025 and was subsequently paid on April 9, 2025.

5 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2025:

	As of January 1, 2025	Additions	Utilized	Released	Other changes	As of March 30, 2025
Restructuring liabilities	157	14	(93)	—	1	79

The total restructuring liability as of March 30, 2025 of $79 million is classified in the Consolidated Balance Sheet under current liabilities ($75 million) and non-current liabilities ($4 million).

The restructuring charges for the three-month period ending March 30, 2025 primarily consist of $14 million for personnel related costs for specific targeted actions. The restructuring charges for the three-month period ending March 31, 2024 consist of $7 million for personnel related costs for specific targeted actions.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended
	March 30, 2025	March 31, 2024
Cost of revenue	4	3
Research and development	7	3
Selling, general and administrative	3	1
Net restructuring charges	14	7

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

Our provision for income taxes for 2025 is based on our EAETR of 18.8%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended
	March 30, 2025	March 31, 2024
Tax benefit (provision) calculated at EAETR	(119)	(139)
Discrete tax benefit (provision) items	(11)	(2)
Benefit (provision) for income taxes	(130)	(141)

Effective tax rate	20.6%	17.9%

The effective tax rate of 20.6% for the first quarter of 2025 was higher than the EAETR due to the income tax expense for discrete items of $11 million. The discrete items are primarily related to the impact of foreign currency on income tax related items, and changes in estimates for previous years.

The effective tax rate of 20.6% for the first three months of 2025 was higher compared to the rate for the first three months ended 2024 of 17.9% due to a different mix of the benefit (provision) for income taxes in our operating locations, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, and also due to the impact of the discrete items in the respective periods.

7 Identified Intangible Assets

Identified intangible assets as of March 30, 2025 and December 31, 2024, respectively, were composed of the following:

	March 30, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	24	—	24	—
Customer-related	790	(411)	790	(400)
Technology-based	915	(541)	1,059	(637)
Identified intangible assets	1,729	(952)	1,873	(1,037)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2025 (remaining)	166
2026	157
2027	133
2028	66
2029	56
Thereafter	199

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 5 years as of March 30, 2025 (December 31, 2024: 5 years).

8 Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of March 30, 2025, we had $500 million commercial paper notes outstanding with a duration of up to 96 days. The weighted-average interest rate of the Company's outstanding commercial paper notes is 4.65%.

Long-term debt

The following table summarizes the outstanding debt as of March 30, 2025 and December 31, 2024:

		March 30, 2025		December 31, 2024
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 2.7% senior unsecured notes	May, 2025	500	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Fixed-rate 4.45% EIB Facility Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility Loan	Feb, 2031	370	4.709	—	—
Total principal		11,290		10,920
Unamortized discounts, premiums and debt issuance costs		(65)		(66)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,225		10,854
Current portion of long-term debt		(999)		(500)
Long-term debt		10,226		10,354

9 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	March 30, 2025	March 31, 2024
Revenue and other income	1	1
Purchase of goods and services	1	1

The following table presents the amounts related to receivable and payable balances with these related parties:

	March 30, 2025	December 31, 2024
Receivables	—	1
Payables	2	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. NXP has contributed $125 million during the three months ended March 30, 2025 and $400 million to-date, which is recorded in other non-current assets.

Refer to Note 4 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 11 – Commitments and Contingencies for NXP’s related party commitments.

10 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	March 30, 2025	December 31, 2024
Assets:
Money market funds	1	3,396	2,398
Marketable equity securities	1	—	2
Derivative instruments-assets	2	3	2

Liabilities:
Derivative instruments-liabilities	2	(9)	(10)

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

As of March 30, 2025, the estimated fair value of current and non-current debt was $10.3 billion ($9.8 billion as of December 31, 2024). The fair value is estimated on the basis of broker-dealer quotes and other observable inputs, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore are excluded from the values above ($0.5 billion as of March 30, 2025 and no outstanding commercial paper notes as of December 31, 2024).

11 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of March 30, 2025, other than foundry joint venture commitments, the Company had purchase commitments of $3,239 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $1,440 million in equity through 2026. NXP has committed to contribute an additional $800 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,242 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $442 million in equity through 2028.

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

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $306 million accrued for potential and current legal proceedings pending as of March 30, 2025, compared to $281 million accrued at December 31, 2024 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of March 30, 2025, the Company’s related balance of insurance reimbursements was $272 million (December 31, 2024: $259 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at March 30, 2025, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $304 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $274 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) should be read in conjunction with our Consolidated Financial Statements and Notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024, and the Financial Statements and the related Notes that appear elsewhere in this document.

Overview

Quarter in Focus
•Revenue was $2.8 billion, down 9.3% year-on-year;
•GAAP gross margin was 55.0%, and GAAP operating margin was 25.5%;
•Non-GAAP gross margin was 56.1%, and non-GAAP operating margin was 31.9%;
•Cash flow from operations was $565 million, with net capital expenditures on property, plant and equipment of $138 million, resulting in non-GAAP free cash flow of $427 million;
•During the first quarter of 2025, NXP returned capital to shareholders with the payment of $258 million in cash dividends and the repurchase of $303 million of its common shares, for a total capital return of $561 million.

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

Sequential Results
Q1 2025 compared to Q4 2024
Revenue for the three months ended March 30, 2025 was $2,835 million compared to $3,111 million for the three months ended December 31, 2024, a decrease of $276 million or 8.9% quarter-on-quarter, in line with management's expectations. Within our end markets, the Automotive end market decreased $116 million or 6.5%, the Communication Infrastructure & Other end market decreased $94 million or 23.0%, the Mobile end market decreased $58 million or 14.6%, and the Industrial & IoT end market decreased $8 million or 1.6%.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,524 million, a decrease of $239 million or 13.6% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,284 million, a decrease of $37 million or 2.8% versus the previous period.

From a geographic perspective, revenue increased quarter-on-quarter in the EMEA region by 10.7% and in the Americas region by 2.2%, while revenue decreased in the China region by 16.7% and in the Asia Pacific region by 15.8%.

Our gross profit percentage for the three months ended March 30, 2025 of 55.0% increased compared with 53.9% for the three months ended December 31, 2024.

Operating income for the three months ended March 30, 2025 was $723 million compared to $675 million for the three months ended December 31, 2024, an increase of $48 million or 7.1%. Lower restructuring cost was the main driver for the sequential increase.

Results of operations

The following table presents operating results for each of the three-month periods ended March 30, 2025 and March 31, 2024, respectively:

($ in millions, unless otherwise stated)	Q1 2025	% of Revenue	Q1 2024	% of Revenue

Revenue	2,835		3,126
% nominal growth	(9.3)		0.2
Gross profit	1,560		1,783
Gross margin	55.0%		57.0%
Research and development	(547)	19.3%	(564)	18.0%
Selling, general and administrative	(281)	9.9%	(306)	9.8%
Amortization of acquisition-related intangible assets	(27)	1.0%	(51)	1.6%
Other income (expense)	18	0.6%	(6)	0.2%
Operating income (loss)	723	25.5%	856	27.4%
Financial income (expense)	(92)	3.2%	(70)	2.2%
Benefit (provision) for income taxes	(130)	4.6%	(141)	4.5%
Results relating to equity-accounted investees	(4)	0.1%	(1)	—%
Net income (loss)	497	17.5%	644	20.6%
Less: Net income (loss) attributable to non-controlling interests	7	0.2%	5	0.2%
Net income (loss) attributable to stockholders	490	17.3%	639	20.4%

Diluted earnings per share	1.92		2.47

Revenue

Q1 2025 Overview

Q1 2025 compared to Q1 2024
Revenue for the three months ended March 30, 2025 was $2,835 million compared to $3,126 million for the three months ended March 31, 2024, a decrease of $291 million or 9.3%, in line with management’s expectations.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024	% change
Automotive	1,674	1,804	(7.2)%
Industrial & IoT	508	574	(11.5)%
Mobile	338	349	(3.2)%
Communication Infrastructure & Other	315	399	(21.1)%
Total Revenue	2,835	3,126	(9.3)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024	% change
Distributors	1,524	1,739	(12.4)%
OEM/EMS	1,284	1,355	(5.2)%
Other	27	32	(15.6)%
Total Revenue	2,835	3,126	(9.3)%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024	% change
China 1)	1,034	1,014	2.0%
APAC, excluding China	748	910	(17.8)%
EMEA (Europe, the Middle East and Africa)	643	743	(13.5)%
Americas	410	459	(10.7)%
Total Revenue	2,835	3,126	(9.3)%
1) China includes Mainland China and Hong Kong

Q1 2025 compared to Q1 2024

From an end market perspective, NXP experienced declines across all end markets versus the year ago period.

Revenue in the Automotive end market was $1,674 million, a decrease of $130 million or 7.2% versus the year ago period. The decrease in the Automotive end market revenue was attributable to declines in our automotive processors and advanced analog portfolio, which were offset by growth in our ADAS – Safety products.

Revenue in the Industrial & IoT end market was $508 million, a decrease of $66 million or 11.5% versus the year-ago period. The decrease in the Industrial & IoT end market revenue was attributable to declines in our processors and connectivity products.

Revenue in the Mobile end market was $338 million, a decrease of $11 million or 3.2% versus the year ago period. The decrease in the Mobile end market revenue was attributable to declines in our advanced analog products, which were offset by growth in our mobile wallet processors.

Revenue in the Communication Infrastructure & Other end market was $315 million, a decrease of $84 million or 21.1% versus the year ago period. The decrease in the Communication Infrastructure & Other end market revenue was attributable to declines in our processors and secure cards, which were offset by growth in our RF power products.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,524 million, a decrease of 12.4% versus the year-ago period. Revenues through direct OEM and EMS customers was $1,284 million, a decrease of 5.2% versus the year ago period.

From a geographic perspective, revenue increased year-on-year in the China region by 2.0%, while revenue decreased in the Asia Pacific region by 17.8%, in the EMEA region by 13.5%, and in the Americas region by 10.7%.

Gross profit
Q1 2025 compared to Q1 2024
Gross profit for the three months ended March 30, 2025 was $1,560 million, or 55.0% of revenue, compared to $1,783 million, or 57.0% of revenue for the three months ended March 31, 2024, related to lower sales with an unfavorable product mix.

Operating expenses
Q1 2025 compared to Q1 2024
Operating expenses for the three months ended March 30, 2025 totaled $855 million, or 30.2% of revenue, compared to $921 million, or 29.5% of revenue for the three months ended March 31, 2024.

•Research and development

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024	% change
Research and development	547	564	(3.0)%
As a percentage of revenue	19.3%	18.0%	1.3	ppt

Q1 2025 compared to Q1 2024
R&D costs for the three months ended March 30, 2025 decreased by $17 million, or 3.0%, when compared to the three months ended March 31, 2024, driven by lower personnel related costs.

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024	% change
Selling, general and administrative	281	306	(8.2)%
As a percentage of revenue	9.9%	9.8%	0.1	ppt

Q1 2025 compared to Q1 2024
SG&A costs for the three months ended March 30, 2025 decreased by $25 million, or 8.2%, when compared to the three months ended March 31, 2024 due to lower legal expenses.

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024	% change
Amortization of acquisition-related intangible assets	27	51	(47.1)%
As a percentage of revenue	1.0%	1.6%	(0.6)	ppt

Q1 2025 compared to Q1 2024
Amortization of acquisition-related intangible assets for the three months ended March 30, 2025 decreased by $24 million, or 47.1%, when compared to the three months ended March 31, 2024 primarily due to the effect of certain acquisition-related intangibles becoming fully amortized.

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2025	Q1 2024
Interest income	35	50
Interest expense	(106)	(105)
Total other financial income/ (expense)	(21)	(15)
Total	(92)	(70)

Q1 2025 compared to Q1 2024
Financial income (expense) was an expense of $92 million for the three months ended March 30, 2025, compared to an expense of $70 million for the three months ended March 31, 2024. Interest income decreased $15 million as a result of lower cash levels during the current quarter as well as lower interest rates, whereas interest expense remained flat. Within Other financial income/ (expense), fair value adjustments in equity securities resulted in a loss of $6 million for the three months ended March 30, 2025, versus a loss of $2 million for the three months ended March 31, 2024.

Benefit (provision) for income taxes
Our provision for income taxes for 2025 is based on our EAETR of (18.8)%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q1 2025	Q1 2024
Tax benefit (provision) calculated at EAETR	(119)	(139)
Discrete tax benefit (provision) items	(11)	(2)
Benefit (provision) for income taxes	(130)	(141)

Effective tax rate	20.6%	17.9%

Q1 2025 compared to Q1 2024
The effective tax rate of 20.6% for the first quarter of 2025 was higher than the EAETR due to the income tax expense for discrete items of $11 million. The discrete items are primarily related to the impact of foreign currency on income tax related items, and changes in estimates for previous years.

Results Relating to Equity-accounted Investees
Q1 2025 compared to Q1 2024
Results relating to equity-accounted investees amounted to a loss of $4 million for the three months ended March 30, 2025, whereas the three months ended March 31, 2024 results relating to equity-accounted investees amounted to a loss of $1 million.

Non-controlling Interests
Q1 2025 compared to Q1 2024
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $7 million for the three months ended March 30, 2025, compared to a profit of $5 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2025, our cash balance was $3,988 million, an increase of $696 million compared to December 31, 2024. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $6,488 million of liquidity as of March 30, 2025. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2025	YTD 2024
Cash from operations	565	851
Capital expenditures	139	226
Cash to shareholders	561	564

Cash
At March 30, 2025, our cash balance was $3,988 million of which $275 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $139 million in the first three months of 2025, compared to $226 million in the first three months of 2024.

Capital return
Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 8, 2025 ($258 million) and dividends of $1.014 per ordinary share were paid on April 9, 2025 ($257 million).

In the first three months of 2025 we repurchased approximately $303 million of shares.

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $11,725 million as of March 30, 2025, an increase of $871 million compared to December 31, 2024 ($10,854 million).
As of March 30, 2025, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $10,250 million (collectively the “Notes”), of which $1 billion is payable within 12 months. Future interest payments associated with the Notes total $2,652 million, with $371 million payable within 12 months.

As of March 30, 2025, the Company had outstanding loans with the European Investment Bank (EIB) for an aggregated principal amount of $1,040 million. Future interest payments associated with the EIB loans total $276 million, with $47 million payable within 12 months.

As of March 30, 2025, we had $500 million commercial paper notes outstanding with a duration less than 12 months.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at March 30, 2025 amounted to $7,737 million, compared to $7,562 million as of December 31, 2024.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At March 30, 2025, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash flows

Our cash and cash equivalents during the first three months of 2025 decreased by $694 million (excluding the effect of changes in exchange rates on our cash position of two million) as follows:

($ in millions, unless otherwise stated)	YTD 2025	YTD 2024
Net cash provided by (used for) operating activities	565	851
Net cash (used for) provided by investing activities	(216)	(274)
Net cash provided by (used for) financing activities	345	(1,528)
Increase (decrease) in cash and cash equivalents	694	(951)

Cash Flow from Operating Activities
For the first three months of 2025 our operating activities provided $565 million in cash. This was primarily the result of net income of $497 million, adjustments to reconcile the net income of $299 million and changes in operating assets and liabilities of $(239) million. Adjustments to net income (loss) include non-cash items, such as depreciation and amortization of $209 million, share-based compensation of $127 million and changes in deferred taxes of $(27) million. Changes in operating assets and liabilities were primarily driven by a $110 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $29 million increase in receivables and other current assets due to customer mix, and the related timing of cash collection and $106 million increase in other non-current assets due to payments to secure production supply with multiple vendors (driven primarily by payments of $125 million to support the long-term capacity infrastructure of VSMC).

For the first three months of 2024 our operating activities provided $851 million in cash. This was primarily the result of net income of $644 million, adjustments to reconcile the net income of $290 million and changes in operating assets and liabilities of $(89) million. Adjustments to net income (loss) includes non-cash items, such as depreciation and amortization of $235 million, share-based compensation of $115 million and changes in deferred taxes of $(64) million. Changes in operating assets and liabilities were primarily driven by a $102 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $25 million increase in receivables and other current assets from prepayments to secure production supply with multiple vendors; partially offset by a $32 million decrease in inventories as a result of inventory control efforts.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $216 million for the first three months of 2025 and principally consisted of the cash outflows for capital expenditures of $139 million, $53 million for the purchase of investments (driven primarily by the capital contributions of approximately $20 million into VSMC and approximately $16 million into ESMC) and $25 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Net cash used for investing activities amounted to $274 million for the first three months of 2024 and principally consisted of the cash outflows for capital expenditures of $226 million, $34 million for the purchase of investments (driven primarily by the initial capital contribution of approximately $22 million into ESMC), and $32 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Cash Flow from Financing Activities
Net cash proceeds from financing activities of $345 million for the first three months of 2025 was primarily driven by the proceeds from the issuance of commercial paper notes of $646 million, proceeds from issuance of long-term debt of $370 million, and the proceeds from the issuance of common stock through stock plans of $37 million, partially offset by the repayment of commercial paper notes of $146 million, dividend payments to common stockholders of $258 million and purchase of treasury shares and restricted stock unit holdings of $303 million.

Net cash used for financing activities of $1,528 million for the first three months of 2024 was primarily driven by the payment of $1 billion to retire at maturity our outstanding 4.875% senior unsecured notes due March 2024, dividend payment to common stockholders of $261 million, and purchase of treasury shares and restricted stock unit holdings of $303 million; partially offset by the proceeds from the issuance of common stock through stock plans of $37 million.

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

Summarized Statements of Income

For the three months ended
($ in millions)	March 30, 2025

Revenue	1,596
Gross Profit	760
Operating income	160
Net income	(30)

Summarized Balance Sheets

	As of
($ in millions)	March 30, 2025	December 31, 2024

Current assets	3,989	3,273
Non-current assets	12,182	12,191
Total assets	16,171	15,464

Current liabilities	2,218	1,244
Non-current liabilities	10,869	10,967
Total liabilities	13,087	12,211

Obligor's Group equity	3,084	3,253
Total liabilities and Obligor's Group equity	16,171	15,464

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the three months ended March 30, 2025: $167 million). The Obligor Group has amounts due from equity financing (March 30, 2025: $7,236 million; December 31, 2024: $5,749 million) and due to debt financing (March 30, 2025: $2,671 million; December 31, 2024: $2,283 million) with non-guarantor subsidiaries.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including the effects of purchase price accounting (“PPA”), restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	March 30, 2025	December 31, 2024	March 31, 2024
GAAP gross profit	$1,560	$1,678	$1,783
PPA effects	(8)	(11)	(12)
Restructuring	(4)	(21)	(3)
Share-based compensation	(16)	(15)	(15)
Other incidentals	(3)	(64)	(5)
Non-GAAP gross profit	$1,591	$1,789	$1,818
GAAP Gross Margin	55.0%	53.9%	57.0%
Non-GAAP Gross Margin	56.1%	57.5%	58.2%
GAAP research and development	$(547)	$(612)	$(564)
Restructuring	(7)	(50)	(3)
Share-based compensation	(64)	(60)	(58)
Other incidentals	(1)	(5)	(1)
Non-GAAP research and development	$(475)	$(497)	$(502)
GAAP selling, general and administrative	$(281)	$(323)	$(306)
Restructuring	(3)	(41)	(1)
Share-based compensation	(47)	(42)	(42)
Other incidentals	(20)	(12)	(29)
Non-GAAP selling, general and administrative	$(211)	$(228)	$(234)
GAAP operating income (loss)	$723	$675	$856

($ in millions)	For the three months ended
	March 30, 2025	December 31, 2024	March 31, 2024
GAAP operating income (loss)	$723	$675	$856
PPA effects	(40)	(39)	(63)
Restructuring	(14)	(112)	(7)
Share-based compensation	(127)	(117)	(115)
Other incidentals	—	(122)	(39)
Non-GAAP operating income (loss)	$904	$1,065	$1,080
GAAP Operating Margin	25.5%	21.7%	27.4%
Non-GAAP Operating Margin	31.9%	34.2%	34.5%
GAAP Income tax benefit (provision)	$(130)	$(77)	$(141)
Income tax effect	13	87	30
Non-GAAP Income tax benefit (provision)	$(143)	$(164)	$(171)

($ in millions)	For the three months ended
	March 30, 2025	December 31, 2024	March 31, 2024
Net cash provided by (used for) operating activities	$565	$391	$851
Net capital expenditures on property, plant and equipment	(138)	(99)	(224)
Non-GAAP free cash flow	$427	$292	$627

($ in millions)	For the three months ended
	March 30, 2025	December 31, 2024	March 31, 2024
Long-term debt	$10,226	$10,354	$10,178
Short-term debt	1,499	500	—
Total debt	11,725	10,854	10,178
Less: cash and cash equivalents	(3,988)	(3,292)	(2,908)
Less: short-term deposits	—	—	(400)
Net debt	$7,737	$7,562	$6,870

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 30, 2025. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three-month period ended March 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program") in addition to the 2022 Share Repurchase Program. At March 30, 2025, there was approximately $36 million remaining under the 2022 Share Repurchase Program and another $2 billion under the 2024 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended March 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2025 – February 2, 2025	484,186	$212.26	477,700	10,716,860	6,486
February 3, 2025 – March 2, 2025	466,321	$221.42	460,878	9,893,293	5,443
March 3, 2025 – March 30, 2025	462,866	$208.83	462,171	10,718,353	695
Total	1,413,373		1,400,749		12,624
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

10.1
€360.0 million Facility B Agreement, dated as of January 13, 2025, between NXP B.V. and the European Investment Bank (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K of NXP Semiconductors N.V., filed on January 13, 2025)

10.2
Management Agreement dated April 28, 2025, between the Company and Rafael Sotomayor (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K of NXP Semiconductors N.V., filed on April 28. 2025)

10.3
Employment Agreement dated April 28, 2025 between NXP USA, Inc. and Rafael Sotomayor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K of NXP Semiconductors N.V., filed on April 28. 2025)

10.4	Retirement Agreement dated April 28, 2025 between (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K of NXP Semiconductors N.V., filed on April 28. 2025)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2025 and March 31, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2025 and March 31, 2024; (iii) Condensed Consolidated Balance Sheets as of March 30, 2025 and December 31, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2025 and March 31, 2024; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended March 30, 2025 and March 31, 2024; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2025

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

Date: April 29, 2025

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

Date: April 29, 2025

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 30, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 29, 2025

By:	/s/ Kurt Sievers
Kurt Sievers
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 30, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 29, 2025

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer