Form 10-Q
period 2025-06-29
NXP Semiconductors N.V.
filed 2025-07-24
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
or
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
Yes  ☐    No  ☒

As of July 21, 2025, there were 252,114,595 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended June 29, 2025

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
•our ability to integrate acquired businesses in an efficient and effective manner;
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	2,926	3,127	5,761	6,253
Cost of revenue	(1,364)	(1,335)	(2,639)	(2,678)
Gross profit	1,562	1,792	3,122	3,575
Research and development	(573)	(594)	(1,120)	(1,158)
Selling, general and administrative	(278)	(270)	(559)	(576)
Amortization of acquisition-related intangible assets	(25)	(28)	(52)	(79)
Total operating expenses	(876)	(892)	(1,731)	(1,813)
Other income (expense)	1	(4)	19	(10)
Operating income (loss)	687	896	1,410	1,752
Financial income (expense):
Other financial income (expense)	(86)	(75)	(178)	(145)
Income (loss) before income taxes	601	821	1,232	1,607
Benefit (provision) for income taxes	(116)	(154)	(246)	(295)
Results relating to equity-accounted investees	(28)	(3)	(32)	(4)
Net income (loss)	457	664	954	1,308
Less: Net income (loss) attributable to non-controlling interests	12	6	19	11
Net income (loss) attributable to stockholders	445	658	935	1,297

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	1.76	2.58	3.69	5.07
Diluted	1.75	2.54	3.67	5.01

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	252,418	255,478	253,057	256,023
Diluted	253,844	258,732	254,433	258,963

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	457	664	954	1,308
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	7	—	10	(8)
Change in foreign currency translation adjustment	136	(16)	179	(54)
Change in net actuarial gain (loss)	(2)	2	(2)	2
Total other comprehensive income (loss)	141	(14)	187	(60)
Total comprehensive income (loss)	598	650	1,141	1,248
Less: Comprehensive income (loss) attributable to non-controlling interests	12	6	19	11
Total comprehensive income (loss) attributable to stockholders	586	644	1,122	1,237

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	June 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	3,170	3,292
Accounts receivable, net	1,071	1,032
Assets held for sale	294	—
Inventories, net	2,361	2,356
Other current assets	790	625
Total current assets	7,686	7,305
Non-current assets:
Deferred tax assets	1,306	1,251
Other non-current assets	1,909	1,796
Property, plant and equipment, net of accumulated depreciation of $6,327 and $6,145	3,130	3,267
Identified intangible assets, net of accumulated amortization of $916 and $1,037	1,121	836
Goodwill	10,098	9,930
Total non-current assets	17,564	17,080
Total assets	25,250	24,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	892	1,017
Restructuring liabilities-current	65	147
Other current liabilities	1,471	1,434
Short-term debt	1,999	500
Total current liabilities	4,427	3,098
Non-current liabilities:
Long-term debt	9,479	10,354
Restructuring liabilities	60	10
Other non-current liabilities	1,348	1,392
Total non-current liabilities	10,887	11,756
Total liabilities	15,314	14,854
Equity:
Non-controlling interests	367	348

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	15,206	14,962
Treasury shares, at cost:
22,405,067 shares (2024: 20,195,011 shares)	(4,441)	(4,004)
Accumulated other comprehensive income (loss)	170	(17)
Accumulated deficit	(1,422)	(1,814)
Total stockholders’ equity	9,569	9,183
Total equity	9,936	9,531
Total liabilities and equity	25,250	24,385

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the six months ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	954	1,308
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	416	448
Share-based compensation	244	229
Amortization of discount (premium) on debt, net	1	2
Amortization of debt issuance costs	3	3
Net (gain) loss on sale of assets	(28)	(2)
(Gain) loss on equity security, net	3	5
Results relating to equity-accounted investees	32	4
Deferred tax expense (benefit)	(24)	(87)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(135)	(15)
(Increase) decrease in inventories	(84)	(14)
Increase (decrease) in accounts payable and other liabilities	(77)	(322)
Decrease (increase) in other non-current assets	25	46
Exchange differences	13	8
Other items	1	(1)
Net cash provided by (used for) operating activities	1,344	1,612
Cash flows from investing activities:
Purchase of identified intangible assets	(62)	(87)
Capital expenditures on property, plant and equipment	(222)	(411)
Insurance recoveries received for equipment damage	—	2
Proceeds from disposals of property, plant and equipment	1	3
Purchase of interests in businesses, net of cash acquired	(679)	—
Proceeds of short-term deposits	—	9
Purchase of investments	(146)	(34)
Proceeds from sale of investments	—	5
Net cash provided by (used for) investing activities	(1,108)	(513)
Cash flows from financing activities:
Repurchase of long-term debt	(500)	(1,000)
Proceeds from the issuance of long-term debt	370	—
Proceeds from issuance of commercial paper notes	2,211	—
Repayment of commercial paper notes	(1,461)	—
Dividends paid to common stockholders	(515)	(521)
Proceeds from issuance of common stock through stock plans	39	40
Purchase of treasury shares and restricted stock unit withholdings	(507)	(613)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(364)	(2,095)
Effect of changes in exchange rates on cash positions	6	(7)
Increase (decrease) in cash and cash equivalents	(122)	(1,003)
Cash and cash equivalents at beginning of period	3,292	3,862
Cash and cash equivalents at end of period	3,170	2,859

Supplemental disclosures to the Condensed Consolidated Cash flows
Net cash paid during the period for:
Interest	150	124
Income taxes, net of refunds	263	391
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	37	3
Book value of these assets	(9)	(1)
Non-cash investing activities:
Non-cash capital expenditures	103	166

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
Net income (loss)						490	490	7	497
Other comprehensive income (loss)					46		46		46
Share-based compensation plans			131				131		131
Shares issued pursuant to stock awards	238			54		(22)	32		32
Treasury shares repurchased and retired	(1,413)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of March 30, 2025	253,149	56	15,093	(4,253)	29	(1,603)	9,322	355	9,677
Net income (loss)						445	445	12	457
Other comprehensive income (loss)					141		141		141
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	70			16		(9)	7		7
Treasury shares repurchased and retired	(1,105)			(204)			(204)		(204)
Dividends common stock ($1.014 per share)						(255)	(255)		(255)
Balance as of June 29, 2025	252,114	56	15,206	(4,441)	170	(1,422)	9,569	367	9,936

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960
Net income (loss)						639	639	5	644
Other comprehensive income (loss)					(46)		(46)		(46)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	228			44		(7)	37		37
Treasury shares repurchased and retired	(1,323)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(260)	(260)		(260)
Balance as of March 31, 2024	256,095	56	14,619	(3,469)	44	(2,421)	8,829	321	9,150
Net income (loss)						658	658	6	664
Other comprehensive income (loss)					(14)		(14)		(14)
Share-based compensation plans			111				111		111
Shares issued pursuant to stock awards	89			17		(14)	3		3
Treasury shares repurchased and retired	(1,208)			(310)			(310)		(310)
Dividends common stock ($1.014 per share)						(259)	(259)		(259)
Balance as of June 30, 2024	254,976	56	14,730	(3,762)	30	(2,036)	9,018	327	9,345

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

Segment reporting
NXP has one reportable segment representing the entity as a whole, aligning with our organizational structure and with the way our chief operating decision maker ("CODM"), the Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

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

Chief Executive Officer Succession
On April 23, 2025, Kurt Sievers, the CEO and President of the Company, provided notice that he would voluntarily retire as CEO and executive director of the Company on October 28, 2025. Following its CEO succession planning process, NXP’s board of directors has unanimously appointed Rafael Sotomayor to succeed as President, effective April 28, 2025. Furthermore, Mr. Sotomayor has been designated as CEO upon Mr. Sievers’s retirement from his CEO role. Mr. Sievers will remain a strategic advisor to NXP through December 31, 2025.

Acquisitions
On June 17, 2025, NXP announced the acquisition of 100% of TTTech Auto for $766 million in cash ($679 million net of cash acquired). The results of their operations and the estimated fair value of the assets acquired and liabilities assumed in the business combination will be included in our financial statements from the date of acquisition forward.

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

3 Acquisitions and Divestments

On December 17, 2024, NXP entered into a definitive agreement to acquire Aviva Links for $242.5 million in cash, net of closing adjustments, subject to customary closing conditions, including regulatory approvals.

On February 10, 2025, NXP entered into a definitive agreement to acquire Kinara, Inc. for $307 million in cash, net of closing adjustments, subject to customary closing conditions, including regulatory approvals.

2025
On June 17, 2025, NXP announced the acquisition of 100% of TTTech Auto for $766 million in cash ($679 million net of cash acquired). TTTech Auto is a leader in innovating unique safety-critical systems and middleware for software-defined vehicles (SDVs). The TTTech Auto acquisition complements and expands NXP’s system and software offerings in the Automotive and Industrial & IoT end markets.

The preliminary fair values of the assets acquired and liabilities assumed in the acquisition, by major class, were recognized as follows:

Cash	87
Other assets	80
Other liabilities	(48)
Identified intangible assets	351
Goodwill	296
Net assets acquired	766

The final determination of the fair values of certain assets and liabilities will be completed in the quarters subsequent to the acquisition date.

Goodwill arising from the TTTech Auto acquisition is attributed to the anticipated growth from new product sales, sales to new customers, the assembled workforce, and synergies expected from the combination. The goodwill recognized is non-deductible for income tax purposes.

The identified intangible assets assumed were recognized as follows:

	Fair value	Weighted Average Estimated Useful Life (in Years)
Software	268	11.5
Technology	37	5.5
Customer relationships	44	9.5
Order backlog	2	3.5
Total identified intangible assets	351

The income approach was applied to estimate the fair values of the intangible assets acquired. Software, technology, customer relationships, and order backlog were valued using the excess earnings method, which reflects the present values of the projected cash flows that are expected to be generated by the software, technology, customer relationships, and order backlog less charges representing the contribution of other assets to those cash flows.

There were no material divestments during the first six months of 2025.

2024
There were no material acquisitions or divestments during the first six months of 2024.

4 Assets Held for Sale

In the second quarter of 2025, NXP management, in reviewing its portfolio, concluded that certain activities related to our MEMS sensors business line no longer fit the NXP strategic portfolio and took actions that resulted in the business line meeting the criteria to be classified as held for sale. On July 24, 2025, NXP reached a definitive agreement with STMicroelectronics International N.V., under which NXP will sell the business for an amount up to $950 million in cash, including $900 million at closing and up to an additional $50 million subject to the achievement of technical milestones. Subject to customary closing conditions, the transaction is expected to close during 2026. The carrying value of these assets held for sale as of June 29, 2025, are comprised of current assets of $81 million and non-current assets of $213 million, which consists primarily of goodwill of $177 million.

5 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Distributors	1,636	1,804	3,160	3,543
Original Equipment Manufacturers and Electronic Manufacturing Services	1,257	1,294	2,541	2,649
Other	33	29	60	61
Total Revenue	2,926	3,127	5,761	6,253

Depreciation, amortization and impairment

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Depreciation of property, plant and equipment	143	146	286	291
Amortization of internal use software	8	7	16	14
Amortization of other identified intangible assets	56	60	114	143
Total - Depreciation, amortization and impairment	207	213	416	448

Financial income and expense

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest income	39	39	74	89
Interest expense	(115)	(97)	(221)	(202)
Other financial income/ (expense)	(10)	(17)	(31)	(32)
Total	(86)	(75)	(178)	(145)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	457	664	954	1,308
Less: net income (loss) attributable to non-controlling interests	12	6	19	11
Net income (loss) attributable to stockholders	445	658	935	1,297

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	252,418	255,478	253,057	256,023
Plus incremental shares from assumed conversion of:
Options 1)	80	157	87	165
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,346	3,097	1,289	2,775
Dilutive potential common shares	1,426	3,254	1,376	2,940

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	253,844	258,732	254,433	258,963

EPS attributable to stockholders in $:
Basic net income (loss)	1.76	2.58	3.69	5.07
Diluted net income (loss)	1.75	2.54	3.67	5.01
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q2 2025 and YTD 2025 (Q2 2024 and YTD 2024: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were 0.1 million unvested RSUs, PSUs and equity rights that were outstanding in Q2 2025 and YTD 2025 (Q2 2024 and YTD 2024: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At June 29, 2025 and December 31, 2024, our cash balance was $3,170 million and $3,292 million, respectively, of which $302 million and $261 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first six months of 2025 and 2024, no dividends were declared by SSMC.

Inventories

Inventories are summarized as follows:

	June 29, 2025	December 31, 2024
Raw materials	91	109
Work in process	1,647	1,576
Finished goods	623	671
	2,361	2,356

The amounts recorded above are net of allowance for obsolescence of $124 million as of June 29, 2025 (December 31, 2024: $150 million).

Equity Investments

At June 29, 2025 and December 31, 2024, the total carrying value of investments in equity securities is summarized as follows:

	June 29, 2025	December 31, 2024
Marketable equity securities	—	1
Non-marketable equity securities	113	71
Equity-accounted investments	385	300
	498	372

The total carrying value of investments in equity-accounted investees is summarized as follows:

	June 29, 2025		December 31, 2024
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	204	40.00%	134
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	121	10.00%	77
SMART Growth Fund, L.P.	8.41%	37	8.41%	39
SigmaSense, LLC	9.40%	—	10.64%	28
Others	—	23	—	22
		385		300
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s board of directors and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Company's share in income (loss)	(2)	(3)	(6)	(5)
Other results 1)	(26)	—	(26)	1
	(28)	(3)	(32)	(4)
1) For the three and six months periods ending June 29, 2025, other results includes the impairment of our equity method investment SigmaSense.

Other current liabilities

Other current liabilities at June 29, 2025 and December 31, 2024 consisted of the following:

	June 29, 2025	December 31, 2024
Accrued compensation and benefits	327	371
Customer programs	124	131
Income taxes payable	105	114
Dividend payable	256	258
Other	659	560
	1,471	1,434

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2024	66	(5)	(78)	(17)
Other comprehensive income (loss) before reclassifications	179	13	(2)	190
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—	—
Tax effects	—	(3)	—	(3)
Other comprehensive income (loss)	179	10	(2)	187
As of June 29, 2025	245	5	(80)	170

Cash dividends

The following dividends were declared during the first six months of 2025 and 2024 under NXP’s quarterly dividend program:

	Fiscal Year 2025		Fiscal Year 2024
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	257	1.014	260
Second quarter	1.014	256	1.014	259

The dividend declared in the second quarter (not yet paid) is classified in the Condensed Consolidated Balance Sheet in other current liabilities as of June 29, 2025 and was subsequently paid on July 9, 2025.

6 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2025:

	As of January 1, 2025	Additions	Utilized	Released	Other changes	As of June 29, 2025
Restructuring liabilities	157	86	(118)	(5)	5	125

The total restructuring liability as of June 29, 2025 of $125 million is classified in the Consolidated Balance Sheet under current liabilities ($65 million) and non-current liabilities ($60 million).

The restructuring charges for the six-month period ending June 29, 2025 primarily consist of $86 million for personnel related costs for specific targeted actions, offset by a $5 million release for an earlier program. The restructuring charges for the six-month period ending June 30, 2024 consist of $17 million for personnel related costs for specific targeted actions, offset by a $4 million release for an earlier program.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenue	61	4	65	7
Research and development	3	4	10	7
Selling, general and administrative	3	(2)	6	(1)
Net restructuring charges	67	6	81	13

7 Income Tax

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

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Tax benefit (provision) calculated at EAETR	(112)	(147)	(231)	(286)
Discrete tax benefit (provision) items	(4)	(7)	(15)	(9)
Benefit (provision) for income taxes	(116)	(154)	(246)	(295)

Effective tax rate	19.3%	18.8%	20.0%	18.4%

The effective tax rate of 19.3% for the second quarter of 2025 was higher than the EAETR due to the income tax expense for discrete items of $4 million. The discrete items are primarily related to the impact of changes in the litigation accrual and related insurance reimbursements relating to the Motorola Personal Injury Lawsuits regarding previous years.

For the first six months ended 2025, the effective tax rate of 20.0% was higher than 18.8% due to a net result of unfavorable discrete items of $15 million.

The effective tax rate of 20.0% for the first six months of 2025 was higher compared to the rate for the first six months ended 2024 of 18.4% due to a different mix of the benefit (provision) for income taxes in our operating locations, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, and also due to the impact of the discrete items in the respective periods.

Subsequent event
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented as of 2026. We are currently assessing its impact on our consolidated financial statements. We also note that there is unclarity about what the G7 statement in relation to the US on global minimum taxes, as announced on June 28, 2025, could mean for the Company.

8 Identified Intangible Assets

Identified intangible assets as of June 29, 2025 and December 31, 2024, respectively, were composed of the following:

	June 29, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	24	—	24	—
Customer-related	838	(422)	790	(400)
Technology-based	1,175	(494)	1,059	(637)
Identified intangible assets	2,037	(916)	1,873	(1,037)

1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2025 (remaining)	129
2026	212
2027	189
2028	116
2029	94
Thereafter	381

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 7 years as of June 29, 2025 (December 31, 2024: 5 years).

9 Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of June 29, 2025, we had $750 million commercial paper notes outstanding with a duration of up to 98 days. The weighted-average interest rate of the Company's outstanding commercial paper notes is 4.67%.

Long-term debt

The following table summarizes the outstanding debt as of June 29, 2025 and December 31, 2024:

		June 29, 2025		December 31, 2024
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 2.7% senior unsecured notes	May, 2025	—	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Fixed-rate 4.45% EIB Facility Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility Loan	Feb, 2031	370	4.709	—	—
Total principal		10,790		10,920
Unamortized discounts, premiums and debt issuance costs		(62)		(66)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,728		10,854
Current portion of long-term debt		(1,249)		(500)
Long-term debt		9,479		10,354

10 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue and other income	1	1	2	2
Purchase of goods and services	—	1	1	2

The following table presents the amounts related to receivable and payable balances with these related parties:

	June 29, 2025	December 31, 2024
Receivables	—	1
Payables	2	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. NXP has contributed $160 million during the six months ended June 29, 2025 and $435 million to-date, which is recorded in other non-current assets.

Refer to Note 5 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 12 – Commitments and Contingencies for NXP’s related party commitments.

11 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	June 29, 2025	December 31, 2024
Assets:
Money market funds	1	2,056	2,398
Marketable equity securities	1	—	2
Derivative instruments-assets	2	18	2

Liabilities:
Derivative instruments-liabilities	2	(2)	(10)

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

As of June 29, 2025, the estimated fair value of current and non-current debt was $9.8 billion ($9.8 billion as of December 31, 2024). The fair value is estimated on the basis of broker-dealer quotes and other observable inputs, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore are excluded from the values above ($750 million as of June 29, 2025 and no outstanding commercial paper notes as of December 31, 2024).

12 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of June 29, 2025, other than foundry joint venture commitments, the Company had purchase commitments of $3,501 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $1,390 million in equity through 2026. NXP has committed to contribute an additional $765 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,242 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $463 million in equity through 2028.

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

Motorola Personal Injury Lawsuits
The Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 21 individuals. The Company has reached agreements to resolve 12 of the 21 cases. The Motorola suits allege exposures between 1980 and 2005. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $246 million accrued for potential and current legal proceedings as of June 29, 2025, compared to $281 million accrued at December 31, 2024 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of June 29, 2025, the Company’s related balance of insurance reimbursements was $208 million (December 31, 2024: $259 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at June 29, 2025, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $245 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $208 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Overview

Quarter in Focus
•Revenue was $2,926 million, down 6.4% year-on-year;
•GAAP gross margin was 53.4%, and GAAP operating margin was 23.5%;
•Non-GAAP gross margin was 56.5%, and non-GAAP operating margin was 32.0%;
•Cash flow from operations was $779 million, with net capital expenditures on property, plant and equipment of $83 million, resulting in non-GAAP free cash flow of $696 million;
•During the second quarter of 2025, NXP returned capital to shareholders with the payment of $257 million in cash dividends and the repurchase of $204 million of its common shares, for a total capital return of $461 million.

On April 23, 2025, Kurt Sievers, the CEO and President of the Company, provided notice that he would voluntarily retire as CEO and executive director of the Company on October 28, 2025. Following its CEO succession planning process, NXP’s board of directors has unanimously appointed Rafael Sotomayor to succeed as President, effective April 28, 2025. Furthermore, Mr. Sotomayor has been designated as CEO upon Mr. Sievers’s retirement from his CEO role. Mr. Sievers will remain a strategic advisor to NXP through December 31, 2025.

On June 17, 2025, NXP announced the acquisition of 100% of TTTech Auto for $766 million in cash ($679 million net of cash acquired). The acquisition is expected to enhance the NXP CoreRide platform by augmenting hardware proficiency with added software expertise. See Note 3 to the consolidated financial statements for further information regarding the acquisition of TTTech Auto.

Sequential Results
Q2 2025 compared to Q1 2025
Revenue for the three months ended June 29, 2025 was $2,926 million compared to $2,835 million for the three months ended March 30, 2025, an increase of $91 million or 3.2% quarter-on-quarter, in line with management's expectations. Within our end markets, the Automotive end market increased $55 million or 3.3%, the Industrial & IoT end market increased $38 million or 7.5%, the Communication Infrastructure & Other end market increased $5 million or 1.6%, and the Mobile end market decreased $7 million or 2.1%.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,636 million, an increase of $112 million or 7.3% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,257 million, a decrease of $27 million or 2.1% versus the previous period.

From a geographic perspective, revenue increased quarter-on-quarter in the Asia Pacific region by 5.6%, in the China region by 5.2%, and in the EMEA region by 4.8%, while revenue decreased in the Americas region by 8.8%.

Our gross profit percentage for the three months ended June 29, 2025 of 53.4% decreased compared with 55.0% for the three months ended March 30, 2025.

Operating income for the three months ended June 29, 2025 was $687 million compared to $723 million for the three months ended March 30, 2025, a decrease of $36 million or 5.0%. Higher restructuring charges was the main driver for the sequential decrease.

Results of operations

The following table presents operating results for each of the three- and six-month periods ended June 29, 2025 and June 30, 2024, respectively:

($ in millions, unless otherwise stated)	Q2 2025	% of Revenue	Q2 2024	% of Revenue	YTD 2025	% of Revenue	YTD 2024	% of Revenue

Revenue	2,926		3,127		5,761		6,253
% nominal growth	(6.4)		(5.2)		(7.9)		(2.6)
Gross profit	1,562		1,792		3,122		3,575
Gross margin	53.4%		57.3%		54.2%		57.2%
Research and development	(573)	19.6%	(594)	19.0%	(1,120)	19.4%	(1,158)	18.5%
Selling, general and administrative	(278)	9.5%	(270)	8.6%	(559)	9.7%	(576)	9.2%
Amortization of acquisition-related intangible assets	(25)	0.9%	(28)	0.9%	(52)	0.9%	(79)	1.3%
Other income (expense)	1	—%	(4)	0.1%	19	0.3%	(10)	0.2%
Operating income (loss)	687	23.5%	896	28.7%	1,410	24.5%	1,752	28.0%
Financial income (expense)	(86)	2.9%	(75)	2.4%	(178)	3.1%	(145)	2.3%
Benefit (provision) for income taxes	(116)	4.0%	(154)	4.9%	(246)	4.3%	(295)	4.7%
Results relating to equity-accounted investees	(28)	1.0%	(3)	0.1%	(32)	0.6%	(4)	0.1%
Net income (loss)	457	15.6%	664	21.2%	954	16.6%	1,308	20.9%
Less: Net income (loss) attributable to non-controlling interests	12	0.4%	6	0.2%	19	0.3%	11	0.2%
Net income (loss) attributable to stockholders	445	15.2%	658	21.0%	935	16.2%	1,297	20.7%

Diluted earnings per share	1.75		2.54		3.67		5.01

Revenue

Q2 2025 Overview

Q2 2025 compared to Q2 2024
Revenue for the three months ended June 29, 2025 was $2,926 million compared to $3,127 million for the three months ended June 30, 2024, a decrease of $201 million or 6.4%, in line with management’s expectations.

YTD 2025 Overview

YTD 2025 compared to YTD 2024
Revenue for the six months ended June 29, 2025 was $5,761 million compared to $6,253 million for the six months ended June 30, 2024, a decrease of $492 million or 7.9%.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	% change	YTD 2025	YTD 2024	% change
Automotive	1,729	1,728	0.1%	3,403	3,532	(3.7)%
Industrial & IoT	546	616	(11.4)%	1,054	1,190	(11.4)%
Mobile	331	345	(4.1)%	669	694	(3.6)%
Communication Infrastructure & Other	320	438	(26.9)%	635	837	(24.1)%
Total Revenue	2,926	3,127	(6.4)%	5,761	6,253	(7.9)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	% change	YTD 2025	YTD 2024	% change
Distributors	1,636	1,804	(9.3)%	3,160	3,543	(10.8)%
OEM/EMS	1,257	1,294	(2.9)%	2,541	2,649	(4.1)%
Other	33	29	13.8%	60	61	(1.6)%
Total Revenue	2,926	3,127	(6.4)%	5,761	6,253	(7.9)%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	% change	YTD 2025	YTD 2024	% change
China 1)	1,088	1,098	(0.9)%	2,122	2,112	0.5%
APAC, excluding China	790	898	(12.0)%	1,538	1,808	(14.9)%
EMEA (Europe, the Middle East and Africa)	674	676	(0.3)%	1,317	1,419	(7.2)%
Americas	374	455	(17.8)%	784	914	(14.2)%
Total Revenue	2,926	3,127	(6.4)%	5,761	6,253	(7.9)%
1) China includes Mainland China and Hong Kong

Q2 2025 compared to Q2 2024
From an end market perspective, NXP experienced consistent revenue in its Automotive end market, which was offset by declines in the Communication Infrastructure & Other, Industrial & IoT, and Mobile end markets versus the year ago period.

Revenue in the Automotive end market was $1,729 million, consistent with the year-ago period.

Revenue in the Industrial & IoT end market was $546 million, a decrease of $70 million or 11.4% versus the year-ago period. The decrease in the Industrial & IoT end market revenue was primarily attributable to our processors portfolio.

Revenue in the Mobile end market was $331 million, a decrease of $14 million or 4.1% versus the year ago period. The decrease in the Mobile end market revenue was attributable to declines in our advanced analog products, which was offset by growth in our mobile wallet processors.

Revenue in the Communication Infrastructure & Other end market was $320 million, a decrease of $118 million or 26.9% versus the year ago period. The decrease in the Communication Infrastructure & Other end market revenue was attributable to declines in our processors, secure cards, and RF power products.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,636 million, a decrease of 9.3% versus the year-ago period. Revenues through direct OEM and EMS customers was $1,257 million, a decrease of 2.9% versus the year ago period.

From a geographic perspective, revenue decreased year-on-year in the Americas region by 17.8%, in the Asia Pacific region by 12.0%, in the China region by 0.9%, and in the EMEA region by 0.3%.

YTD 2025 compared to YTD 2024
From an end market perspective, NXP experienced declines across all end markets versus the year ago period.

Revenue in the Automotive end market was $3,403 million, a decrease of $129 million or 3.7% versus the year ago period. The decrease in the Automotive end market revenue was attributable to declines in our automotive processors and advanced analog portfolio, which were offset by growth in our ADAS – Safety products.

Revenue in the Industrial & IoT end market was $1,054 million, a decrease of $136 million or 11.4% versus the year ago period. Within the Industrial & IoT end market, the decrease was primarily attributable to our processors portfolio.

Revenue in the Mobile end market was $669 million, a decrease of $25 million or 3.6% versus the year ago period. The decrease in the Mobile end market revenue was attributable to declines in our advanced analog products, which was offset by growth in our mobile wallet products.

Revenue in the Communication Infrastructure & Other end market was $635 million, a decrease of $202 million or 24.1% versus the year ago period. The decrease in the Communication Infrastructure & Other end market was attributable to declines in our processors and secure cards products.

When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $3,160 million, a decrease of 10.8% versus the year-ago period. Revenues through direct OEM and EMS customers was $2,541 million, a decrease of 4.1% versus the year-ago period.

From a geographic perspective, revenue increased year-on-year in the China region by 0.5%, while revenue decreased in the Asia Pacific region by 14.9%, in the Americas region by 14.2%, and in the EMEA region by 7.2%.

Gross profit
Q2 2025 compared to Q2 2024
Gross profit for the three months ended June 29, 2025 was $1,562 million, or 53.4% of revenue, compared to $1,792 million, or 57.3% of revenue for the three months ended June 30, 2024. The decrease in gross margin is primarily due to price and unfavorable product / channel mix.

YTD 2025 compared to YTD 2024
Gross profit for the six months ended June 29, 2025 was $3,122 million, or 54.2% of revenue, compared to $3,575 million, or 57.2% of revenue for the six months ended June 30, 2024. The decrease in gross margin is primarily due to price and unfavorable product mix.

Operating expenses
Q2 2025 compared to Q2 2024
Operating expenses for the three months ended June 29, 2025 totaled $876 million, or 29.9% of revenue, compared to $892 million, or 28.5% of revenue for the three months ended June 30, 2024.

YTD 2025 compared to YTD 2024
Operating expenses for the six months ended June 29, 2025 totaled $1,731 million, or 30.0% of revenue, compared to $1,813 million, or 29.0% of revenue for the six months ended June 30, 2024.

•Research and development

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	% change		YTD 2025	YTD 2024	% change
Research and development	573	594	(3.5)%		1,120	1,158	(3.3)%
As a percentage of revenue	19.6%	19.0%	0.6	ppt	19.4%	18.5%	0.9	ppt

Q2 2025 compared to Q2 2024
R&D costs for the three months ended June 29, 2025 decreased by $21 million, or 3.5%, when compared to the three months ended June 30, 2024, driven by lower personnel related costs, inclusive of a reduction in variable compensation costs.

YTD 2025 compared to YTD 2024
R&D costs for the six months ended June 29, 2025 decreased by $38 million, or 3.3%, when compared to the six months ended June 30, 2024, driven by lower personnel related costs, inclusive of a reduction in variable compensation costs.

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	% change		YTD 2025	YTD 2024	% change
Selling, general and administrative	278	270	3.0%		559	576	(3.0)%
As a percentage of revenue	9.5%	8.6%	0.9	ppt	9.7%	9.2%	0.5	ppt

Q2 2025 compared to Q2 2024
SG&A costs for the three months ended June 29, 2025 increased by $8 million, or 3.0%, when compared to the three months ended June 30, 2024 due to higher expenses related to our closed or pending acquisitions ($9 million), higher restructuring related expenses and higher legal expenses, partly offset by lower personnel related costs, driven by a reduction in variable compensation costs.

YTD 2025 compared to YTD 2024
SG&A costs for the six months ended June 29, 2025 decreased by $17 million, or 3.0%, when compared to the six months ended June 30, 2024 due to lower legal expenses of $21 million.

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	% change		YTD 2025	YTD 2024	% change
Amortization of acquisition-related intangible assets	25	28	(10.7)%		52	79	(34.2)%
As a percentage of revenue	0.9%	0.9%	—	ppt	0.9%	1.3%	(0.4)	ppt

Q2 2025 compared to Q2 2024
Amortization of acquisition-related intangible assets for the three months ended June 29, 2025 decreased by $3 million, or 10.7%, when compared to the three months ended June 30, 2024.

YTD 2025 compared to YTD 2024
Amortization of acquisition-related intangible assets for the six months ended June 29, 2025 decreased by $27 million, or 34.2%, when compared to the six months ended June 30, 2024 primarily due to the effect of certain acquisition-related intangibles becoming fully amortized.

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Interest income	39	39	74	89
Interest expense	(115)	(97)	(221)	(202)
Other financial income/ (expense)	(10)	(17)	(31)	(32)
Total	(86)	(75)	(178)	(145)

Q2 2025 compared to Q2 2024
Financial income (expense) was an expense of $86 million for the three months ended June 29, 2025, compared to an expense of $75 million for the three months ended June 30, 2024. Interest income remained flat, whereas interest expense increased by $18 million due to the interest expenses on the EIB loans as well as the commercial paper. Within Other financial income/ (expense), fair value adjustments in equity securities resulted in a profit of $3 million for the three months ended June 29, 2025, versus a loss of $3 million for the three months ended June 30, 2024.

YTD 2025 compared to YTD 2024
Financial income (expense) was an expense of $178 million for the six months ended June 29, 2025, compared to an expense of $145 million for the six months ended June 30, 2024. Interest income decreased by $15 million due to higher cash levels but lower interest rates, whereas interest expense increased by $19 million due to the interest expenses on the EIB loans and commercial paper. Within Other financial income/ (expense), fair value adjustments in equity securities resulted in a loss of $3 million for the six months ended June 29, 2025, versus a loss of $5 million for the six months ended June 30, 2024.

Benefit (provision) for income taxes
Our provision for income taxes for 2025 is based on our EAETR of 18.8%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Tax benefit (provision) calculated at EAETR	(112)	(147)	(231)	(286)
Discrete tax benefit (provision) items	(4)	(7)	(15)	(9)
Benefit (provision) for income taxes	(116)	(154)	(246)	(295)

Effective tax rate	19.3%	18.8%	20.0%	18.4%
Q2 2025 compared to Q2 2024
The effective tax rate of 19.3% for the second quarter of 2025 was higher than the EAETR due to the income tax expense for discrete items of $4 million. The discrete items are primarily related to the impact of changes in the litigation accrual and related insurance reimbursements relating to the Motorola Personal Injury Lawsuits regarding previous years.

YTD 2025 compared to YTD 2024
For the first six months ended 2025, the effective tax rate of 20.0% was higher than 18.4% due to a net result of unfavorable discrete items of $15 million.

The effective tax rate of 20.0% for the first six months of 2025 was higher compared to the rate for the first six months ended 2024 of 18.4% due to a different mix of the benefit (provision) for income taxes in our operating locations, lower foreign tax incentives in the current period as a result of a decrease in qualifying income, and also due to the impact of the discrete items in the respective periods.

Subsequent event
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented as of 2026. We are currently assessing its impact on our consolidated financial statements. We also note that there is unclarity about what the G7 statement in relation to the US on global minimum taxes, as announced on June 28, 2025, could mean for the Company.

Results Relating to Equity-accounted Investees
Q2 2025 compared to Q2 2024
Results relating to equity-accounted investees amounted to a loss of $28 million (which includes an impairment charge of $27 million related to our investment in SigmaSense) for the three months ended June 29, 2025, whereas the three months ended June 30, 2024 results relating to equity-accounted investees amounted to a loss of $3 million.

YTD 2025 compared to YTD 2024
Results relating to equity-accounted investees amounted to a loss of $32 million (which includes an impairment charge of $27 million related to our investment in SigmaSense) for the six months ended June 29, 2025, whereas the six months ended June 30, 2024 results relating to equity-accounted investees amounted to a loss of $4 million.

Non-controlling Interests
Q2 2025 compared to Q2 2024
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $12 million for the three months ended June 29, 2025, compared to a profit of $6 million for the three months ended June 30, 2024.

YTD 2025 compared to YTD 2024
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $19 million for the six months ended June 29, 2025, compared to a profit of $11 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the second quarter of 2025, our cash balance was $3,170 million, a decrease of $122 million compared to December 31, 2024. Taking into account the available amount of the Unsecured Revolving Credit Facility of $2,500 million, we had access to $5,670 million of liquidity as of June 29, 2025. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF Agreement of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2025	YTD 2024
Cash from operations	1,344	1,612
Capital expenditures	222	411
Cash to shareholders	1,022	1,134

Cash
At June 29, 2025, our cash balance was $3,170 million of which $302 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $222 million in the first six months of 2025, compared to $411 million in the first six months of 2024.

Capital return
Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 8, 2025 ($258 million), dividends of $1.014 per ordinary share were paid on April 9, 2025 ($257 million) and dividends of $1.014 per ordinary share were paid on July 9, 2025 ($256 million).

In the first six months of 2025 we repurchased approximately $507 million of shares.

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $11,478 million as of June 29, 2025, an increase of $624 million compared to December 31, 2024 ($10,854 million).
As of June 29, 2025, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $9,750 million (collectively the “Notes”), of which $1.25 billion is payable within 12 months. Future interest payments associated with the Notes total $2,522 million, with $364 million payable within 12 months.

As of June 29, 2025, the Company had outstanding loans with the European Investment Bank (EIB) for an aggregated principal amount of $1,040 million. Future interest payments associated with the EIB loans total $264 million, with $47 million payable within 12 months.

As of June 29, 2025, we had $750 million commercial paper notes outstanding with a duration less than 12 months.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at June 29, 2025 amounted to $8,308 million, compared to $7,562 million as of December 31, 2024.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At June 29, 2025, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash flows

Our cash and cash equivalents during the first six months of 2025 decreased by $128 million (excluding the effect of changes in exchange rates on our cash position of $6 million) as follows:

($ in millions, unless otherwise stated)	YTD 2025	YTD 2024
Net cash provided by (used for) operating activities	1,344	1,612
Net cash (used for) provided by investing activities	(1,108)	(513)
Net cash provided by (used for) financing activities	(364)	(2,095)
Increase (decrease) in cash and cash equivalents	(128)	(996)

Cash Flow from Operating Activities
For the first six months of 2025 our operating activities provided $1,344 million in cash. This was primarily the result of net income of $954 million, adjustments to reconcile the net income of $647 million and changes in operating assets and liabilities of $(271) million. Adjustments to net income (loss) include non-cash items, such as depreciation and amortization of $416 million, share-based compensation of $244 million and changes in deferred taxes of $(24) million. Changes in operating assets and liabilities were primarily driven by a $135 million increase in receivables and other current assets driven by the change in the insurance reimbursements relating to the Motorola Personal Injury Lawsuits, $84 million increase in inventories in order to align inventory on hand with expected demand, and $77 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments.

For the first six months of 2024 our operating activities provided $1,612 million in cash. This was primarily the result of net income of $1,308 million, adjustments to reconcile the net income of $602 million and changes in operating assets and liabilities of $(305) million. Adjustments to net income (loss) includes non-cash items, such as depreciation and amortization of $448 million, share-based compensation of $229 million and changes in deferred taxes of $(87) million. Changes in operating assets and liabilities were primarily driven by a $322 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $15 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, and $14 million increase in inventories in order to align inventory on hand with expected demand, partially offset by a $46 million decrease in other non-current assets from the application of prepayments used to secure long-term production supply.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $1,108 million for the first six months of 2025 and principally consisted of the purchase of interests in business (net of cash acquired) of $679 million (acquisition of TTTech Auto), capital expenditures of $222 million, $146 million for the purchase of investments (driven primarily by the capital contributions of $70 million into VSMC and approximately $32 million into ESMC) and $62 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Net cash used for investing activities amounted to $513 million for the first six months of 2024 and principally consisted of the cash outflows for capital expenditures of $411 million, $34 million for the purchase of investments (driven primarily by the initial capital contribution of approximately $22 million into ESMC), and $87 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Cash Flow from Financing Activities
Net cash used for financing activities of $364 million for the first six months of 2025 was primarily driven by the repayment of commercial paper notes of $1,461 million, dividend payments to common stockholders of $515 million, purchase of treasury shares and restricted stock unit holdings of $507 million, and repurchase of long-term debt of 500 million, partially offset by the proceeds from the issuance of commercial paper notes of $2,211 million, proceeds from issuance of long-term debt of $370 million, and the proceeds from the issuance of common stock through stock plans of $39 million.

Net cash used for financing activities of $2,095 million for the first six months of 2024 was primarily driven by the payment of $1 billion to retire at maturity our outstanding 4.875% senior unsecured notes due March 2024, dividend payment to common stockholders of $521 million, and purchase of treasury shares and restricted stock unit holdings of $613 million; partially offset by the proceeds from the issuance of common stock through stock plans of $40 million.

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

Summarized Statements of Income

For the six months ended
($ in millions)	June 29, 2025

Revenue	3,246
Gross Profit	1,457
Operating income	305
Net income	(60)

Summarized Balance Sheets

	As of
($ in millions)	June 29, 2025	December 31, 2024

Current assets	3,121	3,273
Non-current assets	12,037	12,191
Total assets	15,158	15,464

Current liabilities	2,739	1,244
Non-current liabilities	9,958	10,967
Total liabilities	12,697	12,211

Obligor's Group equity	2,461	3,253
Total liabilities and Obligor's Group equity	15,158	15,464

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the six months ended June 29, 2025: $345 million). The Obligor Group has amounts due from equity financing (June 29, 2025: $7,114 million; December 31, 2024: $5,749 million) and due to debt financing (June 29, 2025: $3,082 million; December 31, 2024: $2,283 million) with non-guarantor subsidiaries.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including PPA effects, restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	June 29, 2025	March 30, 2025	June 30, 2024
GAAP gross profit	$1,562	$1,560	$1,792
PPA effects	(7)	(8)	(12)
Restructuring	(61)	(4)	(4)
Share-based compensation	(14)	(16)	(15)
Other incidentals	(8)	(3)	(10)
Non-GAAP gross profit	$1,652	$1,591	$1,833
GAAP Gross Margin	53.4%	55.0%	57.3%
Non-GAAP Gross Margin	56.5%	56.1%	58.6%
GAAP research and development	$(573)	$(547)	$(594)
Restructuring	(3)	(7)	(4)
Share-based compensation	(58)	(64)	(58)
Other incidentals	(7)	(1)	—
Non-GAAP research and development	$(505)	$(475)	$(532)
GAAP selling, general and administrative	$(278)	$(281)	$(270)
PPA effects	—	—	(1)
Restructuring	(3)	(3)	2
Share-based compensation	(45)	(47)	(41)
Other incidentals	(15)	(20)	(2)
Non-GAAP selling, general and administrative	$(215)	$(211)	$(228)
GAAP operating income (loss)	$687	$723	$896

($ in millions)	For the three months ended
	June 29, 2025	March 30, 2025	June 30, 2024
GAAP operating income (loss)	$687	$723	$896
PPA effects	(32)	(40)	(41)
Restructuring	(67)	(14)	(6)
Share-based compensation	(117)	(127)	(114)
Other incidentals	(32)	—	(14)
Non-GAAP operating income (loss)	$935	$904	$1,071
GAAP Operating Margin	23.5%	25.5%	28.7%
Non-GAAP Operating Margin	32.0%	31.9%	34.3%
GAAP Income tax benefit (provision)	$(116)	$(130)	$(154)
Income tax effect	32	13	15
Non-GAAP Income tax benefit (provision)	$(148)	$(143)	$(169)

($ in millions)	For the three months ended
	June 29, 2025	March 30, 2025	June 30, 2024
Net cash provided by (used for) operating activities	$779	$565	$761
Net capital expenditures on property, plant and equipment	(83)	(138)	(184)
Non-GAAP free cash flow	$696	$427	$577

($ in millions)	For the three months ended
	June 29, 2025	March 30, 2025	June 30, 2024
Long-term debt	$9,479	$10,226	$9,681
Short-term debt	1,999	1,499	499
Total debt	11,478	11,725	10,180
Less: cash and cash equivalents	(3,170)	(3,988)	(2,859)
Less: short-term deposits	—	—	(400)
Net debt	$8,308	$7,737	$6,921

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 29, 2025. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 29, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three-month period ended June 29, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.We are currently in the process of integrating the TTTech Auto operations within our control environment and have excluded TTTech Auto from our evaluation.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program") in addition to the 2022 Share Repurchase Program. At June 29, 2025, there was no amount remaining under the 2022 Share Repurchase Program and approximately $1.8 billion under the 2024 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended June 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
March 31, 2025 – May 4, 2025	663,412	$175.59	656,804	10,211,006	6,608
May 5, 2025 – June 1, 2025	441,323	$199.66	433,100	9,598,486	8,223
June 2, 2025 – June 29, 2025	—	—	—	8,452,629	—
Total	1,104,735		1,089,904		14,831
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

10.1*+	Form of Performance Restricted Stock Unit Award Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2025 and June 30, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2025 and June 30, 2024; (iii) Condensed Consolidated Balance Sheets as of June 29, 2025 and December 31, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2025 and June 30, 2024; (v) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 29, 2025 and June 30, 2024; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2025

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

Date: July 24, 2025

By:	/s/ Kurt Sievers
Kurt Sievers
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

Date: July 24, 2025

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt Sievers, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended June 29, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 24, 2025

By:	/s/ Kurt Sievers
Kurt Sievers
Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended June 29, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 24, 2025

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer