Form 10-Q
period 2025-09-28
NXP Semiconductors N.V.
filed 2025-10-28
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
or
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
Yes  ☐    No  ☒

As of October 24, 2025, there were 251,674,471 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended September 28, 2025

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	3,173	3,250	8,934	9,503
Cost of revenue	(1,386)	(1,384)	(4,025)	(4,062)
Gross profit	1,787	1,866	4,909	5,441
Research and development	(575)	(577)	(1,695)	(1,735)
Selling, general and administrative	(286)	(265)	(845)	(841)
Amortization of acquisition-related intangible assets	(31)	(29)	(83)	(108)
Total operating expenses	(892)	(871)	(2,623)	(2,684)
Other income (expense)	(2)	(5)	17	(15)
Operating income (loss)	893	990	2,303	2,742
Financial income (expense):
Other financial income (expense)	(98)	(82)	(276)	(227)
Income (loss) before income taxes	795	908	2,027	2,515
Benefit (provision) for income taxes	(148)	(173)	(394)	(468)
Results relating to equity-accounted investees	(1)	(6)	(33)	(10)
Net income (loss)	646	729	1,600	2,037
Less: Net income (loss) attributable to non-controlling interests	15	11	34	22
Net income (loss) attributable to stockholders	631	718	1,566	2,015

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	2.50	2.82	6.20	7.89
Diluted	2.48	2.79	6.16	7.80

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	252,170	254,458	252,759	255,501
Diluted	254,310	257,717	254,401	258,426

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	646	729	1,600	2,037
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(4)	16	6	8
Change in foreign currency translation adjustment	—	59	179	5
Change in net actuarial gain (loss)	1	(1)	(1)	1
Total other comprehensive income (loss)	(3)	74	184	14
Total comprehensive income (loss)	643	803	1,784	2,051
Less: Comprehensive income (loss) attributable to non-controlling interests	15	11	34	22
Total comprehensive income (loss) attributable to stockholders	628	792	1,750	2,029

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	September 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	3,454	3,292
Short-term deposits	500	—
Accounts receivable, net	1,095	1,032
Assets held for sale	292	—
Inventories, net	2,452	2,356
Other current assets	716	625
Total current assets	8,509	7,305
Non-current assets:
Deferred tax assets	1,313	1,251
Other non-current assets	2,186	1,796
Property, plant and equipment, net of accumulated depreciation of $6,434 and $6,145	3,086	3,267
Identified intangible assets, net of accumulated amortization of $846 and $1,037	1,139	836
Goodwill	10,121	9,930
Total non-current assets	17,845	17,080
Total assets	26,354	24,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	886	1,017
Restructuring liabilities-current	49	147
Other current liabilities	1,384	1,434
Short-term debt	1,264	500
Total current liabilities	3,583	3,098
Non-current liabilities:
Long-term debt	10,971	10,354
Restructuring liabilities	60	10
Other non-current liabilities	1,313	1,392
Total non-current liabilities	12,344	11,756
Total liabilities	15,927	14,854
Equity:
Non-controlling interests	382	348

Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	15,324	14,962
Treasury shares, at cost:
22,394,275 shares (2024: 20,195,011 shares)	(4,439)	(4,004)
Accumulated other comprehensive income (loss)	167	(17)
Accumulated deficit	(1,063)	(1,814)
Total stockholders’ equity	10,045	9,183
Total equity	10,427	9,531
Total liabilities and equity	26,354	24,385

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income (loss)	1,600	2,037
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	617	666
Share-based compensation	362	344
Amortization of discount (premium) on debt, net	2	2
Amortization of debt issuance costs	5	5
Net (gain) loss on sale of assets	(29)	(2)
(Gain) loss on equity security, net	2	12
Results relating to equity-accounted investees	33	10
Deferred tax expense (benefit)	(32)	(127)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(81)	(182)
(Increase) decrease in inventories	(180)	(100)
Increase (decrease) in accounts payable and other liabilities	(296)	(204)
Decrease (increase) in other non-current assets	(98)	(88)
Exchange differences	21	15
Other items	3	3
Net cash provided by (used for) operating activities	1,929	2,391
Cash flows from investing activities:
Purchase of identified intangible assets	(85)	(113)
Capital expenditures on property, plant and equipment	(299)	(597)
Insurance recoveries received for equipment damage	—	2
Proceeds from disposals of property, plant and equipment	2	3
Purchase of interests in businesses, net of cash acquired	(690)	—
Proceeds of short-term deposits	—	9
Investment in short-term deposits	(500)	—
Purchase of investments	(319)	(193)
Proceeds from sale of investments	—	5
Net cash provided by (used for) investing activities	(1,891)	(884)
Cash flows from financing activities:
Repurchase of long-term debt	(500)	(1,000)
Proceeds from the issuance of long-term debt	1,868	—
Cash paid for debt issuance costs	(8)	—
Proceeds from issuance of commercial paper notes	2,426	—
Repayment of commercial paper notes	(2,411)	—
Dividends paid to common stockholders	(771)	(780)
Proceeds from issuance of common stock through stock plans	77	79
Purchase of treasury shares and restricted stock unit withholdings	(561)	(918)
Other, net	(2)	(2)
Net cash provided by (used for) financing activities	118	(2,621)
Effect of changes in exchange rates on cash positions	6	—
Increase (decrease) in cash and cash equivalents	162	(1,114)
Cash and cash equivalents at beginning of period	3,292	3,862
Cash and cash equivalents at end of period	3,454	2,748

Supplemental disclosures to the Condensed Consolidated Cash flows
Net cash paid during the period for:
Interest	194	151
Income taxes, net of refunds	437	587
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	38	3
Book value of these assets	(9)	(1)
Non-cash investing activities:
Non-cash capital expenditures	112	125
See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
Net income (loss)						490	490	7	497
Other comprehensive income (loss)					46		46		46
Share-based compensation plans			131				131		131
Shares issued pursuant to stock awards	238			54		(22)	32		32
Treasury shares repurchased and retired	(1,413)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of March 30, 2025	253,149	56	15,093	(4,253)	29	(1,603)	9,322	355	9,677
Net income (loss)						445	445	12	457
Other comprehensive income (loss)					141		141		141
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	70			16		(9)	7		7
Treasury shares repurchased and retired	(1,105)			(204)			(204)		(204)
Dividends common stock ($1.014 per share)						(255)	(255)		(255)
Balance as of June 29, 2025	252,114	56	15,206	(4,441)	170	(1,422)	9,569	367	9,936
Net income (loss)						631	631	15	646
Other comprehensive income					(3)		(3)		(3)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	249			56		(18)	38		38
Treasury shares repurchased and retired	(238)			(54)			(54)		(54)
Dividends common stock ($1.014 per share)						(254)	(254)		(254)
Balance as of September 28, 2025	252,125	56	15,324	(4,439)	167	(1,063)	10,045	382	10,427

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960
Net income (loss)						639	639	5	644
Other comprehensive income (loss)					(46)		(46)		(46)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	228			44		(7)	37		37
Treasury shares repurchased and retired	(1,323)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(260)	(260)		(260)
Balance as of March 31, 2024	256,095	56	14,619	(3,469)	44	(2,421)	8,829	321	9,150
Net income (loss)						658	658	6	664
Other comprehensive income (loss)					(14)		(14)		(14)
Share-based compensation plans			111				111		111
Shares issued pursuant to stock awards	89			17		(14)	3		3
Treasury shares repurchased and retired	(1,208)			(310)			(310)		(310)
Dividends common stock ($1.014 per share)						(259)	(259)		(259)
Balance as of June 30, 2024	254,976	56	14,730	(3,762)	30	(2,036)	9,018	327	9,345
Net income (loss)						718	718	11	729
Other comprehensive income					74		74		74
Share-based compensation plans			119				119		119
Shares issued pursuant to stock awards	245			46		(7)	39		39
Treasury shares repurchased and retired	(1,219)			(305)			(305)		(305)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of September 29, 2024	254,002	56	14,849	(4,021)	104	(1,582)	9,406	338	9,744

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

Chief Executive Officer Succession
Following the previous announcement on April 28, 2025, Kurt Sievers has voluntarily retired as CEO and executive director of the Company effective October 28, 2025. The Company’s Board of Directors has unanimously appointed Rafael Sotomayor to succeed Mr. Sievers as President and CEO and temporary executive director of the Company effective as of October 28, 2025.

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

3 Acquisitions and Divestments

On October 24, 2025, NXP closed the previously announced acquisition of 100% of Aviva Links for $243 million in cash, before closing adjustments. Aviva Links is a provider of Automotive SerDes Alliance (ASA) compliant in-vehicle connectivity solutions. The Aviva Links acquisition complements and expands NXP’s automotive networking solutions in the Automotive and Industrial & IoT end markets. We are currently evaluating the purchase price allocation for this transaction and expect to have our preliminary allocation completed in the fourth quarter of 2025.

On October 27, 2025, NXP closed the previously announced acquisition of 100% of Kinara, Inc. for $307 million in cash, before closing adjustments. Kinara is an industry leader in high performance, energy-efficient and programmable discrete neural processing units (NPUs). The Kinara acquisition complements and expands NXP’s solutions for AI-powered edge systems in the Industrial & IoT and Automotive end markets. We are currently evaluating the purchase price allocation for this transaction and expect to have our preliminary allocation completed in the fourth quarter of 2025.

2025
On June 17, 2025, NXP announced the closing of the acquisition of 100% of TTTech Auto for $766 million in cash ($679 million net of cash acquired). TTTech Auto is a leader in innovating unique safety-critical systems and middleware for software-defined vehicles (SDVs). The TTTech Auto acquisition complements and expands NXP’s system and software offerings in the Automotive and Industrial & IoT end markets.

The preliminary fair values of the assets acquired and liabilities assumed in the TTTech Auto acquisition, by major class, were recognized as follows:

Cash	91
Other assets	75
Other liabilities	(52)
Identified intangible assets	345
Goodwill	307
Net assets acquired	766

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

The identified intangible assets assumed were recognized as follows:

	Fair value	Weighted Average Estimated Useful Life (in Years)
Software	267	11.5
Technology	25	11.5
Customer relationships	49	8.5
Order backlog	4	3.5
Total identified intangible assets	345

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

There were no material divestments during the first nine months of 2025.

2024
There were no material acquisitions or divestments during the first nine months of 2024.

4 Assets Held for Sale

In the second quarter of 2025, NXP management, in reviewing its portfolio, concluded that certain activities related to our MEMS sensors business line no longer fit the NXP strategic portfolio and took actions that resulted in the business line meeting the criteria to be classified as held for sale. On July 24, 2025, NXP reached a definitive agreement with STMicroelectronics International N.V., under which NXP will sell the business for an amount up to $950 million in cash, including $900 million at closing and up to an additional $50 million subject to the achievement of technical milestones. Subject to customary closing conditions, the transaction is expected to close during 2026. The carrying value of these assets held for sale as of September 28, 2025, are comprised of current assets of $87 million and non-current assets of $205 million, which consists primarily of goodwill of $170 million.

5 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Distributors	1,866	1,897	5,026	5,440
Original Equipment Manufacturers and Electronic Manufacturing Services	1,269	1,321	3,810	3,970
Other	38	32	98	93
Total Revenue	3,173	3,250	8,934	9,503

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Depreciation of property, plant and equipment	132	149	418	440
Amortization of internal use software	14	8	30	22
Amortization of other identified intangible assets	55	61	169	204
Total - Depreciation, amortization and impairment	201	218	617	666

Financial income and expense

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest income	37	36	111	125
Interest expense	(118)	(96)	(339)	(298)
Other financial income/ (expense)	(17)	(22)	(48)	(54)
Total	(98)	(82)	(276)	(227)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	646	729	1,600	2,037
Less: net income (loss) attributable to non-controlling interests	15	11	34	22
Net income (loss) attributable to stockholders	631	718	1,566	2,015

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	252,170	254,458	252,759	255,501
Plus incremental shares from assumed conversion of:
Options 1)	74	134	83	155
Restricted Share Units, Performance Share Units and Equity Rights 2)	2,066	3,125	1,559	2,770
Dilutive potential common shares	2,140	3,259	1,642	2,925

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	254,310	257,717	254,401	258,426

EPS attributable to stockholders in $:
Basic net income (loss)	2.50	2.82	6.20	7.89
Diluted net income (loss)	2.48	2.79	6.16	7.80
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q3 2025 and YTD 2025 (Q3 2024 and YTD 2024: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were 0.4 million unvested RSUs, PSUs and equity rights that were outstanding in Q3 2025 and YTD 2025 (Q3 2024: 0.4 million shares and YTD 2024: 0.2 shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met yet.

Balance Sheet Information

Cash and cash equivalents

At September 28, 2025, and December 31, 2024, our cash balance was $3,454 million and $3,292 million, respectively, of which $324 million and $261 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During both first nine months of 2025 and 2024, no dividends were declared by SSMC.

Inventories

Inventories are summarized as follows:

	September 28, 2025	December 31, 2024
Raw materials	108	109
Work in process	1,666	1,576
Finished goods	678	671
	2,452	2,356

The amounts recorded above are net of allowance for obsolescence of $115 million as of September 28, 2025 (December 31, 2024: $150 million).

Equity Investments

At September 28, 2025 and December 31, 2024, the total carrying value of investments in equity securities is summarized as follows:

	September 28, 2025	December 31, 2024
Marketable equity securities	1	1
Non-marketable equity securities	118	71
Equity-accounted investments	538	300
	657	372

The total carrying value of investments in equity-accounted investees is summarized as follows:

	September 28, 2025		December 31, 2024
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	342	40.00%	134
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	136	10.00%	77
SMART Growth Fund, L.P.	8.41%	38	8.41%	39
SigmaSense, LLC	9.40%	—	10.64%	28
Others	—	22	—	22
		538		300
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s board of directors and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Company's share in income (loss)	(1)	(6)	(7)	(11)
Other results 1)	—	—	(26)	1
	(1)	(6)	(33)	(10)
1) For the nine-month period ending September 28, 2025, other results includes the impairment of our equity method investment SigmaSense.

Other current liabilities

Other current liabilities at September 28, 2025 and December 31, 2024 consisted of the following:

	September 28, 2025	December 31, 2024
Accrued compensation and benefits	352	371
Customer programs	45	131
Income taxes payable	102	114
Dividend payable	255	258
Other	630	560
	1,384	1,434

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2024	66	(5)	(78)	(17)
Other comprehensive income (loss) before reclassifications	179	9	(1)	187
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	—	(1)
Tax effects	—	(2)	—	(2)
Other comprehensive income (loss)	179	6	(1)	184
As of September 28, 2025	245	1	(79)	167

Cash dividends

The following dividends were declared during the first nine months of 2025 and 2024 under NXP’s quarterly dividend program:

	Fiscal Year 2025		Fiscal Year 2024
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	257	1.014	260
Second quarter	1.014	256	1.014	259
Third quarter	1.014	255	1.014	258

The dividend declared in the third quarter (not yet paid) is classified in the Condensed Consolidated Balance Sheet in other current liabilities as of September 28, 2025 and was subsequently paid on October 8, 2025.

6 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2025:

	As of January 1, 2025	Additions	Utilized	Released	Other changes	As of September 28, 2025
Restructuring liabilities	157	89	(137)	(5)	5	109

The total restructuring liability as of September 28, 2025 of $109 million is classified in the Consolidated Balance Sheet under current liabilities ($49 million) and non-current liabilities ($60 million).

The restructuring charges for the nine-month period ending September 28, 2025 primarily consist of $89 million for personnel related costs for specific targeted actions, offset by a $5 million release for an earlier program. The restructuring charges for the nine-month period ending September 29, 2024 consist of $21 million for personnel related costs for specific targeted actions, offset by a $9 million release for an earlier program.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the statement of operations:

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of revenue	—	—	65	7
Research and development	1	—	11	7
Selling, general and administrative	2	—	8	(1)
Net restructuring charges	3	—	84	13

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

Our provision for income taxes for 2025 is based on our EAETR of 18.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Tax benefit (provision) calculated at EAETR	(149)	(160)	(380)	(446)
Discrete tax benefit (provision) items	1	(13)	(14)	(22)
Benefit (provision) for income taxes	(148)	(173)	(394)	(468)

Effective tax rate	18.6%	19.0%	19.4%	18.6%

The effective tax rate of 18.6% for the third quarter of 2025 was lower than the EAETR due to the income tax benefit for discrete items of $1 million. The discrete items are primarily related to the impact of foreign currency on income tax related items, changes in estimates for previous years, and changes in the litigation accrual and related insurance reimbursements relating to the Motorola Personal Injury Lawsuits regarding previous years.

For the first nine months ended 2025, the effective tax rate of 19.4% was higher than 18.7% due to a net result of unfavorable discrete items of $14 million. These discrete items are primarily related to the impact of changes in estimates for previous years, and changes in the litigation accrual and related insurance reimbursements relating to the Motorola Personal Injury Lawsuits.

The effective tax rate of 19.4% for the first nine months of 2025 was higher compared to the rate for the first nine months ended 2024 of 18.6% due to a different mix of the benefit (provision) for income taxes in our operating locations and lower foreign tax incentives in the current period as a result of a decrease in qualifying income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented as of 2026. We have assessed that there is effectively no material tax impact on our consolidated financial statements. We also note that there is still unclarity about what the G7 statement in relation to the US on global minimum taxes, as announced on June 28, 2025, could mean for the Company.

8 Identified Intangible Assets

Identified intangible assets as of September 28, 2025 and December 31, 2024, respectively, were composed of the following:

	September 28, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	24	—	24	—
Customer-related	845	(435)	790	(400)
Technology-based	1,116	(411)	1,059	(637)
Identified intangible assets	1,985	(846)	1,873	(1,037)
1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2025 (remaining)	68
2026	234
2027	215
2028	132
2029	90
Thereafter	400

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 6 years as of September 28, 2025 (December 31, 2024: 5 years).

9 Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of September 28, 2025, we had $15 million commercial paper notes outstanding with a duration of up to 98 days. The weighted-average interest rate of the Company's outstanding commercial paper notes is 4.62%.

Debt issuance and redemption
On August 19, 2025, NXP Semiconductors N.V., together with NXP B.V., NXP Funding LLC and NXP USA, Inc. issued $500 million of 4.30% senior unsecured notes due 2028, $300 million of 4.85% senior unsecured notes due 2032 and $700 million of 5.25% senior unsecured notes due 2035.

On May 1, 2025, we repaid the $500 million aggregate principal amount of outstanding 2.7% senior unsecured notes due 2025 at maturity using available cash.

Long-term debt

The following table summarizes the outstanding debt as of September 28, 2025 and December 31, 2024:

		September 28, 2025		December 31, 2024
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 2.7% senior unsecured notes	May, 2025	—	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 4.30% senior unsecured notes	Aug, 2028	500	4.300	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 4.85% senior unsecured notes	Aug, 2032	300	4.850	—	—
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 5.25% senior unsecured notes	Aug, 2035	700	5.250	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Fixed-rate 4.45% EIB Facility Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility Loan	Feb, 2031	370	4.709	—	—
Total principal		12,290		10,920
Unamortized discounts, premiums and debt issuance costs		(70)		(66)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		12,220		10,854
Current portion of long-term debt		(1,249)		(500)
Long-term debt		10,971		10,354

10 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue and other income	—	1	2	3
Purchase of goods and services	1	1	2	3

The following table presents the amounts related to receivable and payable balances with these related parties:

	September 28, 2025	December 31, 2024
Receivables	1	1
Payables	2	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. NXP has contributed $385 million during the nine months ended September 28, 2025 and $660 million to-date, which is recorded in other non-current assets.

Refer to Note 5 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 12 – Commitments and Contingencies for NXP’s related party commitments.

11 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	September 28, 2025	December 31, 2024
Assets:
Short-term deposits	1	500	—
Money market funds	1	2,373	2,398
Marketable equity securities	1	1	2
Derivative instruments-assets	2	4	2

Liabilities:
Derivative instruments-liabilities	2	(9)	(10)

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

As of September 28, 2025, the estimated fair value of current and non-current debt was $11.5 billion ($9.8 billion as of December 31, 2024). The fair value is estimated on the basis of broker-dealer quotes and other observable inputs, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore are excluded from the values above ($15 million as of September 28, 2025 and no outstanding commercial paper notes as of December 31, 2024).

12 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of September 28, 2025, other than foundry joint venture commitments, the Company had purchase commitments of $3,341 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $1,251 million in equity through 2026. NXP has committed to contribute an additional $540 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,096 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $449 million in equity through 2028.

Lease Commitments
The Company has operating and finance lease arrangements related to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). As of September 28, 2025, amounts related to future lease payments for operating lease obligations totaled $531 million (December 31, 2024: $321 million), which are due through 2048. The increase in Q3 2025 resulted from a lease agreement for a new greenfield facility with office and lab areas, commencing in 2030 with a fixed 20-year term.

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

Motorola Personal Injury Lawsuits
The Company is currently assisting Motorola in the defense of personal injury lawsuits due to indemnity obligations included in the agreement that separated Freescale from Motorola in 2004. The multi-plaintiff Motorola lawsuits are pending in the Circuit Court of Cook County, Illinois. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects. The Company is in process of finalizing agreements to resolve 4 cases, and claims from 5 individuals remain pending in Cook County. The Motorola suits allege exposures between 1980 and 2005. Each claim seeks an unspecified amount of damages for the alleged injuries; however, legal counsel representing the plaintiffs has indicated they will seek substantial compensatory and punitive damages from Motorola for the entire inventory of claims which, if proven and recovered, the Company considers to be material. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage. Motorola has potential insurance coverage for many of the years indicated above, but with differing types and levels of coverage, self-insurance retention amounts and deductibles. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases. Motorola and NXP have denied liability for these alleged injuries based on numerous defenses.

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $116 million accrued for potential and current legal proceedings as of September 28, 2025, compared to $281 million accrued at December 31, 2024 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of September 28, 2025, the Company’s related balance of insurance reimbursements was $92 million (December 31, 2024: $259 million) and is included in “Other non-current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings, the existence of multiple defendants (including the Company) in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the attendant uncertainty of the various potential outcomes of such claims. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate. As at September 28, 2025, the Company believes that for all litigation pending its potential aggregate exposure to loss in excess of the amount accrued (without reduction for any amounts that may possibly be recovered under insurance programs) could range between $0 and $116 million. Based upon our past experience with these matters, the Company would expect to receive additional insurance reimbursement of up to $92 million on certain of these claims that would partially offset the potential aggregate exposure to loss in excess of the amount accrued.

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

Overview

Quarterly Financial Highlights
•Revenue was $3,173 million, down 2.4% year-on-year;
•GAAP gross margin was 56.3%, and GAAP operating margin was 28.1%;
•Non-GAAP gross margin was 57.0%, and non-GAAP operating margin was 33.8%;
•Cash flow from operations was $585 million, with net capital expenditures on property, plant and equipment of $76 million, resulting in non-GAAP free cash flow of $509 million;
•During the third quarter of 2025, NXP returned capital to shareholders with the payment of $256 million in cash dividends and the repurchase of $54 million of its common shares, for a total capital return of $310 million.

On October 24, 2025, NXP closed the previously announced acquisition of 100% of Aviva Links for $243 million in cash, before closing adjustments. Aviva Links is a provider of Automotive SerDes Alliance (ASA) compliant in-vehicle connectivity solutions. The Aviva Links acquisition complements and expands NXP’s automotive networking solutions in the Automotive and Industrial & IoT end markets. We are currently evaluating the purchase price allocation for this transaction and expect to have our preliminary allocation completed in the fourth quarter of 2025.

On October 27, 2025, NXP closed the previously announced acquisition of 100% of Kinara, Inc. for $307 million in cash, before closing adjustments. Kinara is an industry leader in high performance, energy-efficient and programmable discrete neural processing units (NPUs). The Kinara acquisition complements and expands NXP’s solutions for AI-powered edge systems in the Industrial & IoT and Automotive end markets. We are currently evaluating the purchase price allocation for this transaction and expect to have our preliminary allocation completed in the fourth quarter of 2025.

See Note 3 to the consolidated financial statements for further information regarding NXP’s acquisition of TTTech Auto (acquired in Q2), Aviva Links, and Kinara, Inc.

Following the previous announcement on April 28, 2025, Kurt Sievers has voluntarily retired as CEO and executive director of the Company effective October 28, 2025. The Company’s Board of Directors has unanimously appointed Rafael Sotomayor to succeed Mr. Sievers as President and CEO and temporary executive director of the Company effective as of October 28, 2025.

Sequential Results
Q3 2025 compared to Q2 2025
Revenue for the three months ended September 28, 2025 was $3,173 million compared to $2,926 million for the three months ended June 29, 2025, an increase of $247 million or 8.4% quarter-on-quarter, in line with management's expectations. Within our end markets, the Automotive end market increased $108 million or 6.2%, the Mobile end market increased $99 million or 29.9%, the Industrial & IoT end market increased $33 million or 6.0%, and the Communication Infrastructure & Other end market increased $7 million or 2.2%.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP's third party distribution partners was $1,866 million, an increase of $230 million or 14.1% compared to the previous period. Revenues through NXP's third party direct OEM and EMS customers was $1,269 million, an increase of $12 million or 1.0% versus the previous period.

From a geographic perspective, revenue increased quarter-on-quarter in the China region by 13.0%, in the Americas region by 11.2%, in the Asia Pacific region by 7.7%, and in the EMEA region by 0.4%.

Our gross profit percentage for the three months ended September 28, 2025 of 56.3% increased compared with 53.4% for the three months ended June 29, 2025, driven mainly by lower restructuring costs.

Operating income for the three months ended September 28, 2025 was $893 million compared to $687 million for the three months ended June 29, 2025, an increase of $206 million or 30.0%. The sequential increase was mainly driven by higher revenue.

Results of operations

The following table presents operating results for each of the three- and nine-month periods ended September 28, 2025 and September 29, 2024, respectively:

($ in millions, unless otherwise stated)	Q3 2025	% of Revenue	Q3 2024	% of Revenue	YTD 2025	% of Revenue	YTD 2024	% of Revenue

Revenue	3,173		3,250		8,934		9,503
% nominal growth	(2.4)		(5.4)		(6.0)		(3.6)
Gross profit	1,787		1,866		4,909		5,441
Gross margin	56.3%		57.4%		54.9%		57.3%
Research and development	(575)	18.1%	(577)	17.8%	(1,695)	19.0%	(1,735)	18.3%
Selling, general and administrative	(286)	9.0%	(265)	8.2%	(845)	9.5%	(841)	8.8%
Amortization of acquisition-related intangible assets	(31)	1.0%	(29)	0.9%	(83)	0.9%	(108)	1.1%
Other income (expense)	(2)	0.1%	(5)	0.2%	17	0.2%	(15)	0.2%
Operating income (loss)	893	28.1%	990	30.5%	2,303	25.8%	2,742	28.9%
Financial income (expense)	(98)	3.1%	(82)	2.5%	(276)	3.1%	(227)	2.4%
Benefit (provision) for income taxes	(148)	4.7%	(173)	5.3%	(394)	4.4%	(468)	4.9%
Results relating to equity-accounted investees	(1)	—%	(6)	0.2%	(33)	0.4%	(10)	0.1%
Net income (loss)	646	20.4%	729	22.4%	1,600	17.9%	2,037	21.4%
Less: Net income (loss) attributable to non-controlling interests	15	0.5%	11	0.3%	34	0.4%	22	0.2%
Net income (loss) attributable to stockholders	631	19.9%	718	22.1%	1,566	17.5%	2,015	21.2%

Diluted earnings per share	2.48		2.79		6.16		7.80

Revenue

Q3 2025 Overview

Q3 2025 compared to Q3 2024
Revenue for the three months ended September 28, 2025 was $3,173 million compared to $3,250 million for the three months ended September 29, 2024, a decrease of $77 million or 2.4%, in line with management’s expectations.

YTD 2025 Overview

YTD 2025 compared to YTD 2024
Revenue for the nine months ended September 28, 2025 was $8,934 million compared to $9,503 million for the nine months ended September 29, 2024, a decrease of $569 million or 6.0%.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	% change	YTD 2025	YTD 2024	% change
Automotive	1,837	1,829	0.4%	5,240	5,361	(2.3)%
Industrial & IoT	579	563	2.8%	1,633	1,753	(6.8)%
Mobile	430	407	5.7%	1,099	1,101	(0.2)%
Communication Infrastructure & Other	327	451	(27.5)%	962	1,288	(25.3)%
Total Revenue	3,173	3,250	(2.4)%	8,934	9,503	(6.0)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	% change	YTD 2025	YTD 2024	% change
Distributors	1,866	1,897	(1.6)%	5,026	5,440	(7.6)%
OEM/EMS	1,269	1,321	(3.9)%	3,810	3,970	(4.0)%
Other	38	32	18.8%	98	93	5.4%
Total Revenue	3,173	3,250	(2.4)%	8,934	9,503	(6.0)%

Revenue by geographic region, which is based on the customer’s shipped-to location was as follows:

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	% change	YTD 2025	YTD 2024	% change
China 1)	1,229	1,203	2.2%	3,351	3,315	1.1%
APAC, excluding China	851	845	0.7%	2,389	2,653	(10.0)%
EMEA (Europe, the Middle East and Africa)	677	719	(5.8)%	1,994	2,138	(6.7)%
Americas	416	483	(13.9)%	1,200	1,397	(14.1)%
Total Revenue	3,173	3,250	(2.4)%	8,934	9,503	(6.0)%
1) China includes Mainland China and Hong Kong

Q3 2025 compared to Q3 2024
From an end market perspective, NXP experienced growth in its Mobile, Industrial & IoT, and Automotive end markets, which was offset by a decline in the Communication Infrastructure & Other end market versus the year ago period.

Revenue in the Automotive end market was $1,837 million, an increase of $8 million or 0.4% versus the year-ago period. The increase in the Automotive end market revenue was attributable to growth in our advanced analog products, which were offset by declines in our ADAS – Safety products and automotive processors.

Revenue in the Industrial & IoT end market was $579 million, an increase of $16 million or 2.8% versus the year-ago period. The increase in the Industrial & IoT end market revenue was attributable to growth in our advanced analog, connectivity, and security products, which were offset by declines in our processors portfolio.

Revenue in the Mobile end market was $430 million, an increase of $23 million or 5.7% versus the year ago period. The increase in the Mobile end market revenue was attributable to growth in our advanced analog products, which were offset by declines in our mobile wallet processors.

Revenue in the Communication Infrastructure & Other end market was $327 million, a decrease of $124 million or 27.5% versus the year ago period. The decrease in the Communication Infrastructure & Other end market revenue was attributable to declines in our processors, secure cards, and RF power products.

When aggregating all end markets together and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $1,866 million, a decrease of 1.6% versus the year-ago period. Revenues through direct OEM and EMS customers was $1,269 million, a decrease of 3.9% versus the year ago period.

From a geographic perspective, revenue increased year-on-year in the China region by 2.2% and in the Asia Pacific region by 0.7%, while revenue decreased in the Americas region by 13.9% and in the EMEA region by 5.8%.

YTD 2025 compared to YTD 2024
From an end market perspective, NXP experienced consistent revenue in its Mobile end market, which was offset by declines in the Automotive, Industrial & IoT, and Communication Infrastructure & Other end markets versus the year ago period.

Revenue in the Automotive end market was $5,240 million, a decrease of $121 million or 2.3% versus the year ago period. The decrease in the Automotive end market revenue was attributable to declines in our automotive processors and advanced analog portfolio, which were offset by growth in our ADAS – Safety products.

Revenue in the Industrial & IoT end market was $1,633 million, a decrease of $120 million or 6.8% versus the year ago period. Within the Industrial & IoT end market, the decrease was primarily attributable to our processors portfolio.

Revenue in the Mobile end market was $1,099 million, consistent with the year ago period.

Revenue in the Communication Infrastructure & Other end market was $962 million, a decrease of $326 million or 25.3% versus the year ago period. The decrease in the Communication Infrastructure & Other end market was attributable to declines in our processors, secure cards, and RF power products.

When aggregating all end markets together, and reviewing sales channel performance, revenues through NXP’s third party distribution partners was $5,026 million, a decrease of 7.6% versus the year-ago period. Revenues through direct OEM and EMS customers was $3,810 million, a decrease of 4.0% versus the year ago period.

From a geographic perspective, revenue increased year-on-year in the China region by 1.1%, while revenue decreased in the Americas region by 14.1%, in the Asia Pacific region by 10.0%, and in the EMEA region by 6.7%.

Gross profit
Q3 2025 compared to Q3 2024
Gross profit for the three months ended September 28, 2025 was $1,787 million, or 56.3% of revenue, compared to $1,866 million, or 57.4% of revenue for the three months ended September 29, 2024. The decrease in gross margin is primarily due to price and unfavorable product mix.

YTD 2025 compared to YTD 2024
Gross profit for the nine months ended September 28, 2025 was $4,909 million, or 54.9% of revenue, compared to $5,441 million, or 57.3% of revenue for the nine months ended September 29, 2024. The decrease in gross margin is primarily due to price and unfavorable product mix.

Operating expenses
Q3 2025 compared to Q3 2024
Operating expenses for the three months ended September 28, 2025 totaled $892 million, or 28.1% of revenue, compared to $871 million, or 26.8% of revenue for the three months ended September 29, 2024.

YTD 2025 compared to YTD 2024
Operating expenses for the nine months ended September 28, 2025 totaled $2,623 million, or 29.4% of revenue, compared to $2,684 million, or 28.2% of revenue for the nine months ended September 29, 2024.

•Research and development

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	% change		YTD 2025	YTD 2024	% change
Research and development	575	577	(0.3)%		1,695	1,735	(2.3)%
As a percentage of revenue	18.1%	17.8%	0.3	ppt	19.0%	18.3%	0.7	ppt

Q3 2025 compared to Q3 2024
R&D costs for the three months ended September 28, 2025 decreased by $2 million, or 0.3%, when compared to the three months ended September 29, 2024, driven by higher subsidies from government agencies ($7 million), lower personnel related expenses ($4 million), offset by expenditures related to the integration of the TTTech Auto acquisition ($9 million).

YTD 2025 compared to YTD 2024
R&D costs for the nine months ended September 28, 2025 decreased by $40 million, or 2.3%, when compared to the nine months ended September 29, 2024. This reduction was driven by lower personnel-related expenses ($69 million), inclusive of lower variable compensation costs, to create capacity for future strategic investments. This decrease was partially offset by expenditures related to the integration of the TTTech Auto acquisition ($9 million) and an increase in mask-related costs ($15 million).

Selling, general and administrative

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	% change		YTD 2025	YTD 2024	% change
Selling, general and administrative	286	265	7.9%		845	841	0.5%
As a percentage of revenue	9.0%	8.2%	0.8	ppt	9.5%	8.8%	0.7	ppt

Q3 2025 compared to Q3 2024
SG&A costs for the three months ended September 28, 2025 increased by $21 million, or 7.9%, when compared to the three months ended September 29, 2024 mainly driven by personnel and integration related costs driven by the TTTech Auto acquisition ($10 million), legal fees ($4 million) and higher share-based compensation costs ($4 million).

YTD 2025 compared to YTD 2024
SG&A costs for the nine months ended September 28, 2025 increased by $4 million, or 0.5%, when compared to the nine months ended September 29, 2024 due to higher expenses related to our closed or pending acquisitions ($23 million), offset by a reduction in variable compensation costs ($21 million).

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	% change		YTD 2025	YTD 2024	% change
Amortization of acquisition-related intangible assets	31	29	6.9%		83	108	(23.1)%
As a percentage of revenue	1.0%	0.9%	0.1	ppt	0.9%	1.1%	(0.2)	ppt

Q3 2025 compared to Q3 2024
Amortization of acquisition-related intangible assets for the three months ended September 28, 2025 increased by $2 million, or 6.9%, when compared to the three months ended September 29, 2024.

YTD 2025 compared to YTD 2024
Amortization of acquisition-related intangible assets for the nine months ended September 28, 2025 decreased by $25 million, or 23.1%, when compared to the nine months ended September 29, 2024 primarily due to the effect of certain acquisition-related intangibles becoming fully amortized (with regard to the previous Marvell acquisition).

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Interest income	37	36	111	125
Interest expense	(118)	(96)	(339)	(298)
Other financial income/ (expense)	(17)	(22)	(48)	(54)
Total	(98)	(82)	(276)	(227)

Q3 2025 compared to Q3 2024
Financial income (expense) was an expense of $98 million for the three months ended September 28, 2025, compared to an expense of $82 million for the three months ended September 29, 2024. Interest income remained flat, whereas interest expense increased by $22 million due to the interest expenses on the issuance of new bonds, interest expenses on the EIB loans as well as the commercial paper. Within Other financial income/ (expense), fair value adjustments in equity securities resulted in no result for the three months ended September 28, 2025 versus a loss of $7 million for the three months ended September 29, 2024.

YTD 2025 compared to YTD 2024
Financial income (expense) was an expense of $276 million for the nine months ended September 28, 2025, compared to an expense of $227 million for the nine months ended September 29, 2024. Interest income decreased by $14 million due to lower cash levels, whereas interest expense increased by $41 million due to the interest expenses due to issuance of new bonds, interest expenses on the EIB loans and commercial paper. Within Other financial income/ (expense), fair value adjustments in equity securities resulted in a loss of $2 million for the nine months ended September 28, 2025, versus a loss of $12 million for the nine months ended September 29, 2024.

Benefit (provision) for income taxes
Our provision for income taxes for 2025 is based on our EAETR of 18.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Tax benefit (provision) calculated at EAETR	(149)	(160)	(380)	(446)
Discrete tax benefit (provision) items	1	(13)	(14)	(22)
Benefit (provision) for income taxes	(148)	(173)	(394)	(468)

Effective tax rate	18.6%	19.0%	19.4%	18.6%
Q3 2025 compared to Q3 2024
The effective tax rate of 18.6% for the third quarter of 2025 was lower than the EAETR due to the income tax benefit for discrete items of $1 million. The discrete items are primarily related to the impact of foreign currency on income tax related items, changes in estimates for previous years, and changes in the litigation accrual and related insurance reimbursements relating to the Motorola Personal Injury Lawsuits regarding previous years.

YTD 2025 compared to YTD 2024
For the first nine months ended 2025, the effective tax rate of 19.4% was higher than 18.6% due to a net result of unfavorable discrete items of $14 million. These discrete items are primarily related to the impact of changes in estimates for previous years, and changes in the litigation accrual and related insurance reimbursements relating to the Motorola Personal Injury Lawsuits.

The effective tax rate of 19.4% for the first nine months of 2025 was higher compared to the rate for the first nine months ended 2024 of 18.6% due to a different mix of the benefit (provision) for income taxes in our operating locations and lower foreign tax incentives in the current period as a result of a decrease in qualifying income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented as of 2026. We have assessed that there is effectively no material tax impact on our consolidated financial statements. We also note that there is still unclarity about what the G7 statement in relation to the US on global minimum taxes, as announced on June 28, 2025, could mean for the Company.

Results Relating to Equity-accounted Investees
Q3 2025 compared to Q3 2024
Results relating to equity-accounted investees amounted to a loss of $1 million for the three months ended September 28, 2025, whereas the three months ended September 29, 2024 results relating to equity-accounted investees amounted to a loss of $6 million.

YTD 2025 compared to YTD 2024
Results relating to equity-accounted investees amounted to a loss of $33 million (which includes an impairment charge of $27 million related to our investment in SigmaSense) for the nine months ended September 28, 2025, whereas the nine months ended September 29, 2024 results relating to equity-accounted investees amounted to a loss of $10 million.

Non-controlling Interests
Q3 2025 compared to Q3 2024
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $15 million for the three months ended September 28, 2025, compared to a profit of $11 million for the three months ended September 29, 2024.

YTD 2025 compared to YTD 2024
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $34 million for the nine months ended September 28, 2025, compared to a profit of $22 million for the nine months ended September 29, 2024.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2025, our cash balance was $3,454 million, an increase of $162 million compared to December 31, 2024. Taking into account the available amount of the unsecured revolving credit facility of $2,500 million ("RCF"), we had access to $5,954 million of liquidity as of September 28, 2025. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, short-term deposits of $500 million, RCF of $2.5 billion, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2025	YTD 2024
Cash from operations	1,929	2,391
Capital expenditures	299	597
Cash to shareholders	1,332	1,698

Cash and short-term deposits
At September 28, 2025, our cash and short-term deposits balance was $3,954 million of which $324 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $299 million in the first nine months of 2025, compared to $597 million in the first nine months of 2024.

Capital return
Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 8, 2025 ($258 million), dividends of $1.014 per ordinary share were paid on April 9, 2025 ($257 million), dividends of $1.014 per ordinary share were paid on July 9, 2025 ($256 million) and dividends of $1.014 per ordinary share were paid on October 8, 2025 ($255 million).

In the first nine months of 2025 we repurchased approximately $561 million of shares.

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $12,235 million as of September 28, 2025, an increase of $1,381 million compared to December 31, 2024 ($10,854 million).
On May 1, 2025, we repaid the $500 million aggregate principal amount of outstanding 2.7% senior unsecured notes due 2025 at maturity using available cash.

On August 19, 2025, NXP issued $500 million of 4.30% senior unsecured notes due 2028, $300 million of 4.85% senior unsecured notes due 2032 and $700 million of 5.25% senior unsecured notes due 2035 (collectively, the "Notes"). The Company intends to use the net proceeds from the offering of the Notes to redeem the $500 million aggregate principal amount of outstanding dollar-denominated 5.35% senior unsecured notes due 2026 and the $750 million aggregate principal amount of outstanding dollar-denominated 3.875% senior unsecured notes due 2026, in accordance with the terms of the applicable indenture governing such notes, including all premiums, accrued interest and costs and expenses related to such redemptions. Pending such application, such proceeds and the excess net proceeds from the Notes will be temporarily held as cash and other short-term securities or used for general corporate purposes, which may include capital expenditures or short-term debt repayment.

As of September 28, 2025, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $11,250 million (collectively the “Notes”), of which $1.25 billion is payable within 12 months. Future interest payments associated with the Notes total $2,997 million, with $424 million payable within 12 months.

As of September 28, 2025, the Company had outstanding loans with the European Investment Bank (EIB) for an aggregated principal amount of $1,040 million. Future interest payments associated with the EIB loans total $252 million, with $47 million payable within 12 months.

As of September 28, 2025, we had $15 million commercial paper notes outstanding with a duration less than 12 months.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at September 28, 2025 amounted to $8,281 million, compared to $7,562 million as of December 31, 2024.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At September 28, 2025, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash flows

Our cash and cash equivalents during the first nine months of 2025 increased by $156 million (excluding the effect of changes in exchange rates on our cash position of $6 million) as follows:

($ in millions, unless otherwise stated)	YTD 2025	YTD 2024
Net cash provided by (used for) operating activities	1,929	2,391
Net cash (used for) provided by investing activities	(1,891)	(884)
Net cash provided by (used for) financing activities	118	(2,621)
Increase (decrease) in cash and cash equivalents	156	(1,114)

Cash Flow from Operating Activities
For the first nine months of 2025 our operating activities provided $1,929 million in cash. This was primarily the result of net income of $1,600 million, adjustments to reconcile the net income of $960 million and changes in operating assets and liabilities of $(655) million. Adjustments to net income (loss) include non-cash items, such as depreciation and amortization of $617 million, share-based compensation of $362 million and changes in deferred taxes (benefit) of $(32) million. Changes in operating assets and liabilities were primarily driven by a $81 million increase in receivables and other current assets due to the related timing of cash collection, $180 million increase in inventories in order to align inventory on hand with expected demand, and $296 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments.

For the first nine months of 2024 our operating activities provided $2,391 million in cash. This was primarily the result of net income of $2,037 million, adjustments to reconcile the net income of $910 million and changes in operating assets and liabilities of $(574) million. Adjustments to net income (loss) includes non-cash items, such as depreciation and amortization of $666 million, share-based compensation of $344 million and changes in deferred taxes of ($127) million. Changes in operating assets and liabilities were primarily driven by a $204 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $182 million increase in receivables and other current assets due to the linearity of revenue between the two periods, customer mix, and the related timing of cash collection, and $100 million increase in inventories in order to align inventory on hand with expected demand, partially offset by a $88 million increase in other non-current assets from the application of prepayments used to secure long-term production supply.

Cash Flow from Investing Activities
Net cash used for investing activities amounted to $1,891 million for the first nine months of 2025 and principally consisted of the purchase of interests in business (net of cash acquired) of $690 million (mainly driven by the acquisition of TTTech Auto for $679 million), investments in short-term deposits of $500 million, capital expenditures of $299 million, $319 million for the purchase of investments (driven primarily by the capital contributions of $209 million into VSMC and approximately $47 million into ESMC) and $85 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Net cash used for investing activities amounted to $884 million for the first nine months of 2024 and principally consisted of the cash outflows for capital expenditures of $597 million, $193 million for the purchase of investments (driven primarily by the capital contributions of approximately $31 million into ESMC and approximately $140 million into VSMC), and $113 million for the purchase of identified intangible assets, including EDA (electronic design automation).

Cash Flow from Financing Activities
Net cash provided from financing activities of $118 million for the first nine months of 2025 was primarily driven by the proceeds from the issuance of commercial paper notes of $2,426 million, proceeds from issuance of long-term debt of $1,868 million, and the proceeds from the issuance of common stock through stock plans of $77 million, partially offset by the repayment of commercial paper notes of $2,411 million, dividend payments to common stockholders of $771 million, purchase of treasury shares and restricted stock unit holdings of $561 million, and repurchase of long-term debt of 500 million.

Net cash used for financing activities of $2,621 million for the first nine months of 2024 was primarily driven by the payment of $1 billion to retire at maturity our outstanding 4.875% senior unsecured notes due March 2024, dividend payment to common stockholders of $780 million, and purchase of treasury shares and restricted stock unit holdings of $918 million; partially offset by the proceeds from the issuance of common stock through stock plans of $79 million.

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

Summarized Statements of Income

For the nine months ended
($ in millions)	September 28, 2025

Revenue	4,939
Gross Profit	2,278
Operating income	571
Net income	(24)

Summarized Balance Sheets

	As of
($ in millions)	September 28, 2025	December 31, 2024

Current assets	3,902	3,273
Non-current assets	12,064	12,191
Total assets	15,966	15,464

Current liabilities	2,011	1,244
Non-current liabilities	11,426	10,967
Total liabilities	13,437	12,211

Obligor's Group equity	2,529	3,253
Total liabilities and Obligor's Group equity	15,966	15,464

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly-owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the Net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the nine months ended September 28, 2025: $532 million). The Obligor Group has amounts due from equity financing (September 28, 2025: $5,534 million; December 31, 2024: $5,749 million) and due to debt financing (September 28, 2025: $2,060 million; December 31, 2024: $2,283 million) with non-guarantor subsidiaries.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including PPA effects, restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	September 28, 2025	June 29, 2025	September 29, 2024
GAAP gross profit	$1,787	$1,562	$1,866
PPA effects	(6)	(7)	(12)
Restructuring	—	(61)	—
Share-based compensation	(15)	(14)	(14)
Other incidentals	(2)	(8)	—
Non-GAAP gross profit	$1,810	$1,652	$1,892
GAAP Gross Margin	56.3%	53.4%	57.4%
Non-GAAP Gross Margin	57.0%	56.5%	58.2%
GAAP research and development	$(575)	$(573)	$(577)
Restructuring	(1)	(3)	—
Share-based compensation	(57)	(58)	(58)
Other incidentals	(2)	(7)	—
Non-GAAP research and development	$(515)	$(505)	$(519)
GAAP selling, general and administrative	$(286)	$(278)	$(265)
PPA effects	(1)	—	(1)
Restructuring	(2)	(3)	—
Share-based compensation	(46)	(45)	(43)
Other incidentals	(14)	(15)	(2)
Non-GAAP selling, general and administrative	$(223)	$(215)	$(219)
GAAP operating income (loss)	$893	$687	$990

($ in millions)	For the three months ended
	September 28, 2025	June 29, 2025	September 29, 2024
GAAP operating income (loss)	$893	$687	$990
PPA effects	(38)	(32)	(42)
Restructuring	(3)	(67)	—
Share-based compensation	(118)	(117)	(115)
Other incidentals	(19)	(32)	(6)
Non-GAAP operating income (loss)	$1,071	$935	$1,153
GAAP Operating Margin	28.1%	23.5%	30.5%
Non-GAAP Operating Margin	33.8%	32.0%	35.5%
GAAP Income tax benefit (provision)	$(148)	$(116)	$(173)
Income tax effect	25	32	9
Non-GAAP Income tax benefit (provision)	$(173)	$(148)	$(182)

($ in millions)	For the three months ended
	September 28, 2025	June 29, 2025	September 29, 2024
Net cash provided by (used for) operating activities	$585	$779	$779
Net capital expenditures on property, plant and equipment	(76)	(83)	(186)
Non-GAAP free cash flow	$509	$696	$593

($ in millions)	For the three months ended
	September 28, 2025	June 29, 2025	September 29, 2024
Long-term debt	$10,971	$9,479	$9,683
Short-term debt	1,264	1,999	499
Total debt	12,235	11,478	10,182
Less: cash and cash equivalents	(3,454)	(3,170)	(2,748)
Less: short-term deposits	(500)	—	(400)
Net debt	$8,281	$8,308	$7,034

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 28, 2025. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 28, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three-month period ended September 28, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the TTTech Auto operations within our control environment and have excluded TTTech Auto from our evaluation.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program") in addition to the 2022 Share Repurchase Program. At September 28, 2025, there was no amount remaining under the 2022 Share Repurchase Program and approximately $1.8 billion under the 2024 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended September 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
June 30, 2025 – August 3, 2025	15,154	$223.92	—	8,739,323	15,154
August 4, 2025 – August 31, 2025	(38)	$224.43	—	7,811,619	(38)
September 1, 2025 – September 28, 2025	222,950	224.26	222,950	7,894,886	—
Total	238,066		222,950		15,116
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

On August 1, 2025, Andrew Micallef, Executive Vice President and Chief Operations and Manufacturing Officer of the Company, entered into a Rule 10b5-1 Trading Plan (the “Plan”), pursuant to which a maximum amount of 4,000 common shares of the Company may be sold under the Plan from March 16, 2026 through December 31, 2026. The Plan terminates on the earlier of: (i) December 31, 2026, (ii) the first date on which all trades set forth in the Plan have been executed, or (iii) such date the Plan is otherwise terminated according to its terms.

On August 5, 2025, Jennifer Wuamett, Executive Vice President, General Counsel, Corporate Secretary and Chief Sustainability Officer of the Company, entered into a Rule 10b5-1 Trading Plan (the “Trading Plan”), pursuant to which a maximum amount of 20,797 common shares of the Company may be sold under the Trading Plan from November 4, 2025 through February 5, 2026. The Trading Plan terminates on the earlier of: (i) February 5, 2026, (ii) the first date on which all trades set forth in the Trading Plan have been executed, or (iii) such date the Trading Plan is otherwise terminated according to its terms.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

4.1
Indenture, dated May 16, 2022, among NXP B.V., NXP Funding, LLC, NXP USA, Inc., NXP Semiconductors NV and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of NXP Semiconductors N.V., filed on May 16, 2022).

4.2
Second Supplemental Indenture, dated as of August 19, 2025, among NXP B.V., NXP Funding, LLC, NXP USA, Inc., NXP Semiconductors NV and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K of NXP Semiconductors N.V., filed on August 19, 2025).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2025 and September 29, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2025 and September 29, 2024; (iii) Condensed Consolidated Balance Sheets as of September 28, 2025 and December 31, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2025 and September 29, 2024; (v) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 28, 2025 and September 29, 2024; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2025

NXP Semiconductors N.V.

/s/ William J. Betz
Name: William J. Betz, CFO

Exhibit 31.1
CERTIFICATION
I, Rafael Sotomayor, certify that:

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

Date: October 28, 2025

By:	/s/ Rafael Sotomayor
Rafael Sotomayor
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

Date: October 28, 2025

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Sotomayor, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 28, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 28, 2025

By:	/s/ Rafael Sotomayor
Rafael Sotomayor
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 28, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 28, 2025

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer