Form 10-K
period 2025-12-31
NXP Semiconductors N.V.
filed 2026-02-19
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of our ordinary shares on June 27, 2025 as reported on the Nasdaq Global Select Market, was $54.7 billion. As of February 10, 2026, the Registrant had 252,692,845 outstanding ordinary shares, excluding shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual General Meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Introduction and Forward Looking Statements
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report, the following:
•market demand and semiconductor industry conditions;
•our ability to successfully introduce new technologies and products;
•the demand for the goods into which our products are incorporated;
•recent changes in global trade policy including tariffs and related trade actions announced by the U.S., China and other countries, potential increase of barriers to international trade, including the imposition of new or increased tariffs, and resulting disruptions to our established supply chains;
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

Part I
Item 1. Business

Company Overview
NXP Semiconductors N.V. is a global semiconductor company and a long-standing supplier in the industry, with over 70 years of innovation and operating history. For the year ended December 31, 2025, we generated revenue of $12,269 million, compared to $12,614 million for the year ended December 31, 2024.

We provide leading solutions that leverage our combined portfolio of intellectual property, deep application knowledge, process technology and manufacturing expertise in the domains of embedded processing, mixed-signal analog-digital (mixed A/D), power management, digital signal processing, cryptography-security, high-speed interface, radio frequency (RF), and embedded system design. Our product solutions are used in a wide range of end market applications including: automotive, industrial & Internet of Things (IoT), mobile, and communication infrastructure. We engage with leading global companies and sell products in all major geographic regions.

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

Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products. The semiconductor market totaled $791.7 billion in 2025.

Business Combinations
On June 17, 2025, NXP announced the closing of the acquisition of 100% of TTTech Auto for $766 million in cash ($675 million net of cash acquired). TTTech Auto is a leader in innovating unique safety-critical systems and middleware for software-defined vehicles (SDVs). The TTTech Auto acquisition complements and expands NXP’s system and software offerings in the Automotive and Industrial & IoT end markets.

On October 24, 2025, NXP closed the previously announced acquisition of 100% of Aviva Links for $222 million in cash ($202 million net of cash acquired) and $26 million through the settlement of previously held investments in Aviva Links. Aviva Links is a provider of Automotive SerDes Alliance (ASA) compliant in-vehicle connectivity solutions. The Aviva Links acquisition complements and expands NXP’s automotive networking solutions in the Automotive and Industrial & IoT end markets.

On October 27, 2025, NXP closed the previously announced acquisition of 100% of Kinara, Inc. for $284 million in cash ($283 million net of cash acquired). Kinara is an industry leader in high performance, energy-efficient and programmable discrete neural processing units (NPUs). The Kinara acquisition complements and expands NXP’s solutions for AI-powered edge systems in the Industrial & IoT and Automotive end markets.

Reporting Segment
NXP has one reportable segment representing the entity as a whole, which reflects the way in which our chief operating decision maker, Rafael Sotomayor, executes operating decisions, allocates resources, and manages the growth and profitability of the Company.

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
i.Automotive
Growth in automotive semiconductor sales relies on (1) global vehicle sales and production trends and (2) the increase in semiconductor content per vehicle. In the past few years, and going forward, we believe the latter will be the most important driver for growth in the automotive semiconductor market, while the stagnation of global vehicle sales and production will make the former less relevant. The increase of the average semiconductor content is being driven by the proliferation of electronic features throughout the vehicle, especially for advanced driver assistance system (ADAS), and by the increasing penetration of electrified vehicles, which have much higher semiconductor content. Furthermore, the evolution into new vehicle architectures that allow the implementation of software defined vehicles (SDV) is expected to help contribute to the increase of the semiconductor content per vehicle.

We believe three mega-trends will drive the semiconductor content increase in the future: Autonomous driving, electrification and SDVs. Each of the megatrends involve new functions and each new function requires new technologies. The path to full autonomy is driving the increase of driver assistance systems in the car already today. In the same way, strict emissions regulations as well as consumer willingness for energy efficient cars are accelerating the penetration of electrification. Last but not least, many consumers want their cars to be service oriented, hyper-connected, configurable and upgradeable, in the same way as they are used to with their smartphones. We expect such consumer demands will lead to new vehicle architectures and eventually to SDVs.

Semiconductor content per vehicle continues to increase due to government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes as well as consumer demand for greater fuel efficiency, advanced safety, multimedia applications and connectivity. Automotive safety features are evolving from passive safety systems to active safety systems with ADAS such as radar and vision systems. Semiconductor content is also increasing in engine management and fuel economy applications, like Battery Management Systems (BMS). Comfort and convenience systems and user interface applications, as well as infotainment features such as digital audio broadcasting are also areas with high semiconductor content increases. In addition, the use of networking in automotive applications continues to increase as various subsystems communicate within the automobile and with external devices and networks. Furthermore, we believe networking will play a key role in the electrical/electronic architecture transformation towards domain and zonal architectures. Smart car access, automotive Ultra-Wideband (UWB) and Near-Field Communication (NFC) are gaining ground in automotive as well, enabling the connection of vehicles and car keys to portable devices and the infrastructure. Data integrity and security hardware features for safeguarding memory, communication and system data are also increasing in importance.

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

Finally, with the growing number of connected devices and increasing data generation, latency, privacy and bandwidth have become critical limiting factors. Intelligent edge solutions solve this by bringing the intelligence closer to the source. Edge systems reduce the dependency on the cloud, lowering power consumption, strengthening data protection. They are, most of the time, autonomous and real-time. They handle data and do decisions locally. NXP's scalable low power solutions across the entire embedded processing spectrum are ideally suited here.

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

In secure edge identification solutions, NXP has extensive experience providing customers with solutions for applications demanding the highest security and reliability such as ePassports, eID credentials, transportation & payment cards. Included as well in this end market is the growing RFID market that uses wireless technology for identification and tracking of objects. Further digitalization of governmental services, the trend towards secure contactless payment and the need to improve tracking, traceability and authentication of products are driving demand across these applications.

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

Products
We offer customers a broad portfolio of semiconductor products for building advanced systems, including microcontrollers, application processors, communication processors, connectivity chipsets, analog and interface devices, RF power amplifiers, security controllers, sensors and foundational system middleware. Using our strong Automotive & Industrial portfolios, we are enhancing our product offerings by providing system solution platforms including safety case enablement and software defined vehicle (SDV) middleware for the growing ecosystems in & around vehicles, smart factories, robotics, homes and buildings. Enabling innovation at our customers as well as reducing complexity, integration efforts and shorten time to market is a key element of our strategy. We believe we have the broadest Arm processor portfolio in the industry, from microcontrollers to crossover processors and from application processors to communication processors.
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

ii.Application Processors
Application processors, also known as SoCs, consist of a computing core with external memory and special-purpose hardware accelerators and software for secure applications that support standard application operating systems such as Linux, and are targeted at specific applications, such as multimedia to run graphics and video, system networking management, or specialized processing. Our products focus on consumer devices, industrial applications and automotive applications, like driver information systems, ADAS and vehicle networking. We provide highly integrated Arm-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. Our i.MX 8 and 9 families are the latest generations of our general purpose application processors. Our i.MX 8 family is a feature and performance scalable multi-core platform that includes single, dual and quad-core families based on the Arm Cortex architecture for advanced graphics, imaging, machine vision, audio, voice, video, and safety-critical applications. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single, dual and quad core implementations. Software support includes Linux and Android implementations. Our i.MX 9 series of application processors integrates hardware neural processing units across the entire series for acceleration of machine learning applications at the edge. In 2025, NXP acquired Kinara to complement NXP’s existing range of processors. Kinara brings high-performance, energy-efficient Discrete Neural Processing Units (NPUs), optimized specifically for generative artificial intelligence (AI) and large language models, to the NXP portfolio. Together with NXP’s existing processors, connectivity, and security solutions, these NPU's help form a scalable platform for AI-powered edge systems.
In Automotive, our S32x Automotive Processing Platform offers scalability across products and multiple application domains based on Arm Cortex-A, Cortex-R, and Cortex-M cores up to Automotive Safety Integrity Level (ASIL-D) capabilities with software compatibility from the MCUs to SoCs.

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

iv.Wireless Connectivity
We offer a broad portfolio of connectivity solutions, including NFC, UWB, Bluetooth low-energy (BLE), Zigbee, Thread as well as Wi-Fi and Wi-Fi/Bluetooth integrated SoCs. These products are integrated into a wide variety of end devices, such as mobile phones, wearables, enterprise access points, home gateways, voice assistants, multimedia devices, gaming consoles, printers, automotive infotainment and smart industrial devices.

v.Analog and Interface Products
We have a very broad portfolio of Analog and Interface products that are used in many markets, particularly Automotive, Industrial & IoT and Mobile. In Automotive, we are the market leader in most of the applications, with integrated 77Ghz Radar solution for ADAS, battery management products for Electrification, audio processing solutions and amplifiers for car entertainment, Controller Area Network (CAN), Local Interconnect Network (LIN), FlexRay Ethernet and SerDes (from the Aviva Links acquisition) solutions for in-vehicle networking and two-way secure products for secure car access. In Industrial & IoT and Mobile, we are a major supplier in interface, power and high-performance analog products. Our product portfolios includes I2C/I³C, General Purpose Input/Output (GPIO), LED controllers, real-time clocks, signal and load switches, signal integrity products, wired charging solutions, fast charging solutions, DC-DC, AC-DC converters and high-performance RF amplifiers. We have also successfully engaged with leading global companies to drive custom and semi-custom products which in turn allow us to refine and accelerate our innovation and product roadmaps.

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

Manufacturing
We employ a hybrid manufacturing model where we manufacture semiconductors through a combination of wholly owned manufacturing facilities, a manufacturing facility operated jointly with another semiconductor company and third-party foundries and assembly and test subcontractors. We manage our manufacturing assets together through one centralized organization to ensure we realize scale benefits in asset utilization, purchasing volumes and overhead leverage across businesses.

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

As part of executing our hybrid manufacturing model, we have initiated the consolidation of our internal wafer fabs to 300 millimeter factories. We believe this will enable economic and manufacturing efficiencies in the future. As part of this consolidation, we have made equity investments in the following joint venture manufacturing companies with the aim of facilitating this transition:
•European Semiconductor Manufacturing Company (ESMC) GmbH will build and operate a new 300mm semiconductor wafer manufacturing facility in Dresden, Germany. ESMC is 70% owned by TSMC, with

Bosch, Infineon, and NXP each owning 10%. NXP is entitled to 10% of the fab facility capacity. Initial production at ESMC is currently targeted to begin in 2028.
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
1    Joint venture with TSMC

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

In recent years, as a result of constraints in the semiconductor supply chains, there has been a tendency towards longer-term supply contracts with suppliers in exchange for capacity. From an operational perspective, all of our manufacturing facilities continue to operate around the world in accordance with guidance issued by local and national government authorities.

Sales, Marketing and Customers
We market our products and solutions worldwide through a combination of direct sales offices (hereafter “direct”) and independent distributors (hereafter “distributors”). Our regional sales offices enable us to maintain close relationships with customers, provide technical support, and manage strategic accounts. In addition, we leverage a network of authorized distributors who purchase our products and resell them to a broad range of customers. This dual-channel approach allows us to extend our market reach, optimize logistics and provide localized service while maintaining flexibility to address diverse customer needs. We generate demand for our products by delivering product solutions to our customers, and supporting their system design-in activities by providing application architecture expertise and local field application engineering support.

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

Our sales and marketing strategy focuses on key defined verticals in Automotive, Industrial & IoT, Communication Infrastructure, and Mobile. We aim to deepen relationships with our top direct customers, expand our reach to mass-market customers, startups and distribution partners, and become their preferred supplier. We believe that this approach helps reduce sales volatility in challenging markets.
We have long-standing customer relationships with most of our customers. Our 10 largest end customers, some of whom are supplied by distributors, in alphabetical order, are Apple, Aptiv, Aumovio, Bosch, Denso, Harman Auto, Hyundai, LGE Automotive, Samsung and Visteon. We also have a strong position with our distribution partners, including our five largest in alphabetical order, Arrow, Avnet, Nexty, WT Micro and World Peace.

Our revenue is primarily the sum of our direct sales plus our sales to distributors. Avnet accounted for 23% of our revenue in 2025 and 22% in 2024. No other distributor accounted for greater than 10% of our revenue. No direct customer accounted for more than 10% of our revenue in 2025 or 2024.

Research and Development
We design purpose-built, rigorously tested technologies that enable devices to sense, think, connect and act intelligently to improve people's daily lives. We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts to the development of new semiconductor solutions where we see significant opportunities for growth. We target applications that require stringent overall system and subsystem performance. As new and challenging applications proliferate, we believe that many of these applications will benefit from our solutions. We have assembled a global team of highly skilled semiconductor and embedded software design engineers with expertise in RF, analog, power management, interface, security, functional safety, and digital processing. These dedicated team members are united by a passion to build solutions—not just products—that enhance the capabilities of people, organizations, and society at large.

NXP is uniquely positioned to bring intelligent systems to the edge in Automotive and Industrial & IoT. With the intent to outpace market growth, we invest in research and development to extend or create leading market positions, with an emphasis on fast growing sizable market segments, such as Software-Defined Vehicle, Radar, Connected Edge Processing, Wired Networking and Energy Management Solutions to support the successful deployment of AI at the Edge. In addition, we invest a few percent of our total research and development expenditures in research activities that drive innovative products or technologies that could contribute significantly to our company's growth in the future.

We annually perform a fundamental review of our business portfolio and our related new product and technology development opportunities to decide on changes in the allocation of our research and development resources. For products targeting established markets, we evaluate our research and development expenditures based on clear business need and risk assessments. For breakthrough technologies and new market opportunities, we look at the strategic fit and synergies with the rest of our portfolio and the size of the potential addressable market. Overall, we allocate our research and development to maintain a healthy mix of emerging growth and mature businesses.

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

Our direct grants include those awarded under the European 2nd Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI ME/CT”) in multiple EU member states, the duration of which is planned to run until the end of 2029. The conditions to receive the IPCEI ME/CT government assistance include restrictions on eligible expenditures, employment retention, annual budget appropriations by the member states, compliance with member states’ regulations and project objectives and results, as well as repayment conditions. Our dedicated R&D teams across the involved member states under the IPCEI ME/CT program seek to innovate in core technologies across automotive, industrial and cybersecurity. This includes 5nm, advanced driving assistance in automotive, 6G, Wireless Interface Technology and UWB as well as AI, RISC-V and post-quantum cryptography.

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

In addition to obtaining our own patents and other intellectual property rights, we have entered into licensing agreements and other arrangements authorizing us to use intellectual property rights, confidential technical information, software and other technology owned by third parties. In certain instances, we also engage in licensing and selling of certain of our technology, patents and other intellectual property rights.

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

Information about our Executive Officers
The names, ages and positions as of February 19, 2026, of our executive officers, including our Chief Executive Officer, Mr. Sotomayor, are as follows:

Name	Age	Position	Year appointed
Rafael Sotomayor	56	Executive Director, President and Chief Executive Officer	2025
Bill Betz	48	Executive Vice President and Chief Financial Officer	2021
Christopher Jensen	56	Executive Vice President and Chief People Officer	2020
Andrew Hardy	49	Executive Vice President and Chief Sales Officer	2025
Andrew Micallef	61	Executive Vice President and Chief Operations and Manufacturing Officer	2021
Jennifer Wuamett	60	Executive Vice President, General Counsel, Corporate Secretary and Chief Sustainability Officer	2018

Human Capital
NXP's workforce is a critical enabler of the company's strategy and operating performance. We depend on a global employee base with the technical expertise, operational discipline, and leadership capability required to execute effectively in a fast-moving and highly competitive industry. Our approach to human capital management is focused on ensuring the organization has the skills, capacity, and accountability needed to support current and future business priorities.

We manage our team members through policies, practices, and programs designed to support effective execution, continuous improvement, and long-term capability building. These include efforts related to talent acquisition, leadership and functional development, engagement, inclusion, and competitive total rewards. Our team member priorities are reviewed and adjusted as needed to reflect business conditions, evolving workforce needs, and regulatory considerations.

NXP’s workforce consists of both direct labor (DL) and indirect labor (IDL). Direct labor team members primarily support manufacturing operations, while indirect labor team members include individual contributors, managers and executives across functions such as research and development, and selling, general and administrative activities. As of December 31, 2025, we employed approximately 32,169 employees worldwide, including approximately 1,439 employees within our SSMC joint venture. Our team members are located across three geographic regions and in more than 30 countries.

Innovation is supported by a substantial portion of our workforce engaged in research and development activities. These 11,034 team members contribute to design, development, and advancement of our products and technology roadmap, supporting NXP's ability to meet customer and market conditions.

2025 NXP Employee Workforce by Region
14%
27%
59%
APAC
EMEA
Americas

Corporate Values, Team Member Engagement and Retention
NXP's values define expectations for how work is performed across the organization and support consistent execution, accountability, and collaboration. These values guide decision-making and leadership behaviors and are intended to reinforce a performance-oriented culture aligned with the company's strategic priorities.

Team member engagement is monitored through structured feedback mechanisms, including the Winning Culture Survey, which assesses factors such as engagement, ethics, and the work environment. In the 2025 Winning Culture Survey, 90% of all team members participated. Survey results are reviewed by leaders and are used to inform actions focused on organizational effectiveness, leadership capability, and ways of working.

Retention of critical talent remains an important consideration in workforce planning. NXP monitors voluntary attrition as one indicator of workforce stability and engagement. During 2025, the company's voluntary attrition rate was 5.1%. Retention efforts include targeted actions for strategic roles and high-performing talent, as well as broader programs applicable across the team member population.

Inclusion
NXP views inclusion as an important element of workforce effectiveness and organizational performance. Our approach is intended to support an environment in which team members are able to contribute, collaborate, and perform at their best across regions, functions, and roles. Inclusion-related efforts are integrated into leadership expectations, talent processes, and workforce practices.

Employee Resource Groups (ERGs) support connection, engagement, and awareness across the organization. Participation in ERGs is open to all team members, and each ERG operates with defined objectives and leadership oversight. As of December 31, 2025, NXP maintained ten primary ERGs with representation across Asia, Europe and North America.

Future Talent and Development
Developing future talent and strengthening workforce capabilities are important components of NXP's long-term strategy. The company maintains early-career and internship programs and engages with academic institutions to support talent development and access to emerging skills aligned with business needs.
NXP supports ongoing development through a continuous learning approach that emphasizes experiential learning, learning through others, and formal education. Training and development offerings are designed to build technical expertise, leadership capability, and functional effectiveness, and are aligned with evolving business priorities, operating requirements, and ways of working. These efforts are intended to enable team members and leaders to adapt, make informed decisions, and operate effectively in a dynamic business environment.

Compensation and Benefits
NXP provides compensation and benefits programs designed to support attraction, retention, and motivation of employees while aligning with business performance and market practices. Total rewards include base salary, short-term and long-term incentive opportunities, and a comprehensive benefits package that supports the health and well-being of team members.
Compensation decisions are guided by multiple factors, including external market conditions, individual performance and contributions, role-related skills, and internal equity. NXP uses third-party market data to inform compensation practices and conducts periodic pay reviews as part of its governance processes. These reviews are intended to support fair, competitive, and consistent compensation outcomes.

Leaders are encouraged to recognize individual and team contributions in ways that reinforce accountability, performance, and results, consistent with the company's overall rewards framework.

Employee Health and Safety
NXP is committed to providing a safe and healthy work environment for our employees. The company manages occupational health and safety through a structured global management system designed to identify, assess, and mitigate workplace risks across its operations. NXP is certified to ISO 45001, the international standard for occupational health and safety management systems. Safety performance and risk indicators are monitored through established processes, including site-level programs, audits, and employee involvement mechanisms. Employee participation in safety efforts includes worker safety councils and routine workplace walkthroughs to identify potential risks and opportunities for continuous improvement.

Employee Representation
A portion of our workforce is represented by labor unions, and in certain jurisdictions local laws require consultation with employee representatives on matters related to labor conditions. The company engages with employee representatives in accordance with applicable legal requirements and established practices.
NXP has not experienced any material labor disruptions. In addition, employee-led works councils operate in certain countries and provide input on topics relevant to employees, consistent with local regulations and governance frameworks.

Climate and Environment
We recognize the need to conserve the earth’s natural resources and reduce emissions. In support of this, we intend to be conscious of our use of resources, minimize waste and continuously improve.
See Part I, Item 1A. Risk Factors for information on potential global environmental risks that may adversely affect our business operations, such as climate change or natural disasters.

Available Information
Our main corporate website address is www.nxp.com. Copies of our filings with the United States Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website within the "Investors Relations" section as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available on the SEC's website at www.sec.gov. The information contained on these websites as referenced is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
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

Item 1A. Risk Factors

Risks related to the semiconductor industry and the markets in which we participate.

The semiconductor industry is highly cyclical.
Historically, the relationship between supply and demand in the semiconductor industry has caused a high degree of cyclicality in the semiconductor market. Semiconductor supply is partly driven by manufacturing capacity, which in the past has demonstrated alternating periods of substantial capacity additions and periods in which no or limited capacity was added. As a general matter, semiconductor companies are more likely to add capacity in periods when current or expected future demand is strong and margins are, or are expected to be, high. Investments in new capacity can result in overcapacity, which can lead to a reduction in prices and margins. In response, companies typically limit further capacity additions, eventually causing the market to be relatively undersupplied. In addition, demand for semiconductors varies, which can exacerbate the effect of supply fluctuations. As a result of this cyclicality, the semiconductor industry has in the past experienced significant downturns, often in connection with, or in anticipation of, maturing life cycles of semiconductor companies’ products and declines in general economic conditions. These downturns have been characterized by diminishing demand for end-user products, high inventory levels, under-utilization of manufacturing capacity and accelerated erosion of average selling prices. The foregoing risks have historically had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

Significantly increased volatility and instability and unfavorable economic conditions may adversely affect our business.
It is difficult for us, our customers and suppliers, to forecast demand trends. We may be unable to accurately predict the extent or duration of cycles or their effect on our financial condition or result of operations and can give no assurance as to the timing, extent or duration of the current or future business cycles generally, or specific to the markets in which we participate. In 2008 and 2009, Europe, the United States and international markets experienced increased volatility and instability related to the global financial crisis. In the first half of 2020, demand in the automotive market steeply declined as a result of manufacturing shutdowns by automotive customers due to the coronavirus pandemic, resulting in an unforeseen negative impact to our results of operations. Beginning in the third quarter of 2020, demand rebounded across all end markets more quickly than anticipated and accelerated through the third quarter of 2022, resulting in our inability to fully satisfy customer demand. In the course of 2023, 2024 and 2025, our end markets experienced softening demand and uncertainty due to macroeconomic factors and geopolitical uncertainty. In the event of a future decline in global economic conditions, our business, financial condition and results of operations could be materially adversely affected, and the resulting economic decline might disproportionately affect the markets in which we participate, further exacerbating a decline in our results of operations.

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
In addition, AI and machine learning are still in relatively early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. Such risks may include (i) adverse impacts from deficient, inaccurate, or biased AI recommendations, (ii) AI technologies the company develops and adopts may not meet market requirements or become obsolete earlier than planned, and there can be no assurance that the company will realize the desired or anticipated benefits, (iii) use of AI applications could increase the risk of cybersecurity incidents, such as security vulnerabilities, including unintended or inadvertent transmission of proprietary or sensitive information and unauthorized access, or (iv) there is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully use AI technologies efficiently and effectively.
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
The vast majority of our revenue is derived from sales to manufacturers in the Automotive, Industrial & IoT, Mobile, and Communication Infrastructure end markets. Demand in these markets fluctuates significantly, driven by consumer spending, consumer preferences, the development of new technologies and prevailing economic conditions. In addition, the specific products in which our semiconductors are incorporated may not be successful or may experience price erosion or other competitive factors that affect the price manufacturers are willing to pay us. Such customers have in the past, and may in the future, vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand. This can make managing our business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts. Furthermore, developing industry trends, such as customers’ use of outsourcing and revised supply chain models, including the direct purchase of semiconductor products by end product manufacturers instead of component manufacturers, may affect our revenue, costs, customer relations and working capital requirements.
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
If this trend continues, in order to continue profitably supplying these products, we must reduce our production and procurement costs in line with the lower revenue we can expect to generate per unit. Usually, this must be accomplished through improvements in process technology, production efficiencies and efficient procurement pricing. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, the profit we make from the sale of these products will decline. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons, and as a result may be required to bear reduced profitability, or even a loss on such products. We cannot guarantee that competition in our core product markets will not lead to price erosion, lower revenue or lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, this could have a material adverse effect on our business, financial condition and results of operations.

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

If any of the following international business risks were to materialize or become worse, they could have a material adverse effect on our business, financial condition and results of operations:
•negative economic developments in economies around the world and the instability of governments and international trade arrangements, such as the increase of barriers to international trade including the imposition of new or increased tariffs on imports by the United States and China and other countries, enhanced export controls on certain products and sanctions on certain industry sectors and parties;
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
•geopolitical tension and disputes, as well as resulting adverse changes in government policies, especially those affecting global trade and investment, including trade protection and national security policies or placing companies on restricted entity lists. Sustained geopolitical tensions, such as the current geopolitical tensions involving China and Taiwan, could lead to long-term changes in global trade and technology supply chains and decoupling of global trade networks;
•volatility in foreign currency exchange rates, in particular with respect to the U.S. dollar, and transfer restrictions, in particular in mainland China; and
•threats that our operations or property could be subject to nationalization and expropriation.

Recently announced and future tariffs and other trade restrictions could materially and adversely affect our business, financial condition and results of operations.
In 2025, the U.S. government announced a series of tariffs, including tariffs targeting a broad range of imports and targeted tariffs on goods from specific countries and industries. In response, many countries imposed reciprocal tariffs and other trade restrictions on the United States. Although many of these tariffs, countermeasures and other trade restrictions have since been eased or paused, their initial announcements triggered considerable volatility in global markets and heightened economic uncertainty, and the global trade situation, particularly between the United States and China, continues to be highly dynamic. Further, throughout 2025 the U.S. government has initiated numerous investigations into products and industries under Section 232 of the Trade Expansion Act of 1962. For example, in April 2025, the Department of Commerce launched an investigation into the national security impacts of imported semiconductors and semiconductor manufacturing equipment. While the results of this investigation remain unknown, it is expected to result in additional tariffs and trade restrictions that may adversely impact our business. Similar investigations on other industries or products, including automotive, copper, steel, aluminum, critical minerals and aircraft, may also adversely impact the semiconductor industry and our business. These changes have, and similar changes in the future may continue to, increase the cost or reduce the availability of raw materials and supplies we need to operate, cause customers to advance, delay, reduce, or cancel orders, shift buying patterns, impact demand in our end markets, complicate demand forecasting for us and our customers, increase supply chain complexity and contribute to volatility, a broader economic slowdown or recession. Any of these impacts or changes could materially and adversely affect our business, financial condition and results of operations.

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

We may from time to time restructure parts of our organization. Any such restructuring may impact customer satisfaction, and the costs of implementation may be difficult to predict.
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
We make highly complex electronic components which in many cases are enabled by software and, accordingly, there is a risk that defects may occur in any of our products. Such defects can give rise to significant costs, including expenses relating to recalling products, releasing new software versions, replacing defective items, writing down defective inventory and loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we release defective products into the market, our reputation could suffer and we may lose sales opportunities and incur liability for damages. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductors and the corresponding software we sell into numerous consumer products, which are then sold into the marketplace. We are exposed to product liability claims if our semiconductors or software, or the consumer products based on them malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and such claims could result in significant costs and expenses relating to attorneys’ fees and damages. In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, semiconductor parts or software, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations.

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

Our manufacturing operations depend on deliveries of equipment and materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials, such as silicon wafers or specialized chemicals. In addition, the imposition of tariffs or other trade restrictions may significantly increase the costs, and otherwise adversely impact the availability of certain raw materials and supplies needed for our manufacturing operations. Because the equipment that we purchase is complex, it is frequently difficult or impossible for us to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations. Our business, financial condition and results of operations could be harmed if we are unable to obtain adequate supplies of quality equipment or materials in a timely manner or if there are significant increases in the costs of equipment or materials due to current or expected inflation, trade restrictions or other reasons and we are not able to increase the price of our products.

Failure of our third party suppliers to perform could adversely affect our results of operations.
We currently use outside suppliers for a portion of our manufacturing capacity. Outsourcing our production presents a number of risks. If our outside suppliers are unable to satisfy our demand, or experience manufacturing difficulties, delays or reduced yields, our results of operations and ability to satisfy customer demand could suffer. For example, as part of the industry-wide shortage of semiconductors during 2022 we could not obtain sufficient silicon wafers from our foundry partners to meet the demand for our products, causing us not to fully supply the demand for our products, and negatively affecting our results of operations. In addition, purchasing rather than manufacturing these products may adversely affect our gross profit margin if the purchase costs of these products are higher than our own manufacturing costs would have been or if we are not able to increase the price of our products to reflect the higher input costs. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter to quarter and, in cases of industry shortages like we experienced in 2022, they can increase significantly, which may negatively affect our gross profit if we are not able to increase the price of our products. In addition, we have entered into long-term supply agreements with certain key manufacturing partners. The failure of these suppliers to perform under these agreements or an unexpected reduction in demand for these products could result in a material adverse effect on our business, financial condition and results of operations.

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
As is the case with other large semiconductor companies, we receive subsidies and grants from governments in some countries. These programs are subject to periodic review by the relevant governments, and if any of these programs are curtailed or discontinued, this could have a material adverse effect on our business, financial condition and results of operations. As the availability of government funding is outside our control, we cannot guarantee that we will continue to benefit from government support or that sufficient alternative funding will be available if we lose such support. Moreover, if we terminate any activities or operations, including strategic alliances or joint ventures, we may face adverse actions from the local governmental agencies providing such subsidies to us. In such event that we don't meet the subsidies grant conditions, such government agencies could seek to recover such subsidies from us, and they could cancel or reduce other subsidies we receive from them. This could have a material adverse effect on our business, financial condition and results of operations.

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
We engage in acquisitions and other strategic transactions, including joint ventures, and make investments which we believe are important to the future of our business. We routinely acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time-consuming and involves significant challenges, including, among others: retaining key employees; integration of new employees, technology, products, operations, sales and distribution channels, business models, facilities and business systems; retaining customers and suppliers of the businesses; consolidating research and development operations; and consolidating corporate and administrative infrastructures. If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, or if we are unable to consummate acquisitions or strategic investments that we consider important to the future of our business, our business and results of operations may be adversely affected and our growth strategy may not be successful.
Additionally, our acquisitions and other strategic investments may require approval by government agencies in applicable jurisdictions in which we operate. Certain agencies in the past have, and may in the future, deny the transaction or fail to approve in a timely manner, resulting in delays in closing and us not realizing the anticipated benefits of the proposed transactions.

We rely on joint ventures to meet our current and future manufacturing requirements. However, we often do not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these joint ventures could adversely affect our business.
As part of our hybrid manufacturing strategy, we have entered into a number of long-term strategic partnerships with other leading industry participants and may do so again in the future. For example, we currently participate in a joint venture with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) called Systems on Silicon Manufacturing Company Pte. Ltd. (“SSMC”) and have recently formed a joint venture with Vanguard International Semiconductor Corporation called VisionPower Semiconductor Manufacturing Company Pte. Ltd. (“VSMC”), and a joint venture with TSMC, Robert Bosch Gmbh and Infineon Technologies AG called European Semiconductor Manufacturing Company (“ESMC”) to create capability for our future manufacturing requirements. If any of our strategic partners in alliances we currently engage with or may engage with in the future were to encounter financial difficulties or change their business strategies, they may no longer be able or willing to participate in these groups or alliances, which could have a material adverse effect on our business, financial condition and results of operations. Under the terms of current or future alliances, we may have certain obligations, including funding obligations or take or pay obligations. If we do not achieve the anticipated benefits of these joint ventures, or if newly established joint ventures are not able to begin production in the expected timing or achieve expected efficiency and quality, our business and results of operations may be adversely affected.

Risks related to regulatory or legal challenges.

As our business is global, we need to comply with laws and regulations in countries across the world.
We operate globally, with manufacturing, assembly and testing facilities in several continents, and we market our products globally.
As a result, we are subject to environmental, data privacy, export controls and sanctions, AI technologies, cybersecurity, disclosure and reporting (including reporting of ESG-related data), labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations. In the jurisdictions where we operate, we need to comply with differing standards and varying practices of regulatory, tax, customs, judicial and administrative bodies.
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
We and certain of our businesses are involved as plaintiffs or defendants in legal proceedings in various matters. For example, in the past we have been involved in legal proceedings claiming personal injuries to the children of former employees as a result of employees’ alleged exposure to chemicals used in semiconductor manufacturing clean room environments operated by us or our former parent companies, Philips and Motorola. Furthermore, because we continue to utilize these clean rooms, we may become subject to future claims alleging personal injury that may lead to additional liability. A judgment against us in these or other legal proceedings or material defense cost could harm our business, financial condition and results of operations.

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

Risks related to cybersecurity and IT systems.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, suppliers, and some of those attempts may be successful. Such breaches could result in, for example, unauthorized access to, disclosure, misuse, loss, or destruction of our, our customer, or other third party data or systems, theft of sensitive or confidential data including personal information (including personal data about our employees, customers or other third parties) and intellectual property, system disruptions, and denial of service. In the event of such breaches, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. We have identified instances of employee misappropriation or theft of certain proprietary technology by individuals who are no longer employed by NXP. In some cases, such misappropriation may result in the violation of applicable export control regulations, which we report to relevant authorities as appropriate. As of the date of this filing, we do not believe that any such misappropriation or theft known to us has resulted in a material adverse effect on our business or any material damage to us. However, there can be no assurance that these or other similar incidents will not have a material impact on our operations and financial results in the future. Accordingly, as these threats become increasingly sophisticated and continue to develop and grow, we are actively adapting our security measures and we continue to increase the amount we allocate to implement, maintain and/or update security systems to protect our infrastructure, intellectual property and data. As a global enterprise, we could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. Additionally cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to us, our customers, or other third party operations or services, financial loss, potential liability, and damage our reputation and affect our relationships with our customers and suppliers.

Risks related to intellectual property

We rely to a significant extent on proprietary intellectual property. We may not be able to protect this intellectual property against improper use by our competitors or others.
Our success and future revenue growth depends, in part, on our ability to protect our proprietary technology, our products, our proprietary designs and fabrication processes, and other intellectual property against misappropriation by others. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our intellectual property. We may have difficulty obtaining patents and other intellectual property rights to protect our proprietary products, technology and intellectual property, and the patents and other intellectual property rights we receive may be insufficient to provide us with meaningful protection or commercial advantage. We may not obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be or become unavailable or limited in scope. Even if new patents are issued, the claims allowed may not be sufficiently broad to effectively protect our proprietary technology, processes and other intellectual property. In addition, any of our existing patents, and any future patents issued to us may be challenged, invalidated or circumvented. The protection offered by intellectual property rights may be inadequate or weakened for reasons or circumstances that are out of our control. Further, our proprietary technology, designs and processes and other intellectual property may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our proprietary technologies, our products, designs, processes and other intellectual property despite our efforts to protect our intellectual property. While we hold a significant number of patents, there can be no assurances that additional patents will be issued or that any rights granted under our patents will provide meaningful protection against misappropriation of our intellectual property. Our competitors may also be able to develop similar technology independently or design around our patents. We may not have or pursue patents or pending applications in all the countries in which we operate corresponding to all of our primary patents and applications. Even if patents are granted, effective enforcement in some countries may not be available. In particular, intellectual property rights are difficult to enforce in countries where the application and enforcement of the laws governing such rights may not have reached the same level as compared to other jurisdictions where we operate. Consequently, operating in some countries may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise use our intellectual property or the intellectual property of our suppliers or other parties with whom we engage. There is no assurance that we will be able to protect our intellectual property rights or have adequate legal recourse in the event that we seek legal or judicial enforcement of our intellectual property rights under the laws of such countries. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations. Finally, the intellectual property ownership and license rights, including copyrights and patents, surrounding AI technologies, which we are and may in the future continue to build into our products, have not been fully addressed by U.S. or foreign courts, laws or regulations, and the use of AI in the development of our products and services could result in our loss of, or failure to obtain, intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation.

We may become party to intellectual property claims or litigation that could cause us to incur substantial costs, pay substantial damages or prohibit us from selling our products.
We have from time to time received, and may in the future receive, communications alleging possible infringement of patents and other intellectual property rights of others. Further, we may become involved in costly litigation brought against us regarding patents, copyrights, trademarks, trade secrets or other intellectual property rights. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain any or all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain or take the view that we don’t need a license, these parties may file lawsuits against us seeking damages (and potentially treble damages in the United States) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such lawsuits, if successful, could result in an increase in the costs of selling certain of our products, our having to partially or completely redesign our products or stop the sale of some of our products and could cause damage to our reputation. Any litigation could require significant financial and management resources regardless of the merits or outcome, and we cannot assure you that we would prevail in any litigation or that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Additionally, and in part due to ongoing uncertainties in the legal framework around AI, our use of AI technologies for productivity and in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

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

Effective October 28, 2025, Kurt Sievers voluntarily retired as our CEO and executive director and Rafael Sotomayor succeeded Mr. Sievers as President and CEO and temporary executive director of the Company. Any significant leadership change involves inherent risk, including potential disruptions to our operations or relationships with customers, suppliers and key employees, and can be inherently difficult to implement. If our CEO transition is not successful for any reason, it could have an adverse impact on our business.

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
As of December 31, 2025, we had outstanding indebtedness with an aggregate principal amount of $12,290 million. Our substantial indebtedness could have a material adverse effect on our business by:
•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates in the event we have borrowings under our $2,500 million revolving credit facility agreement (the “RCF Agreement”), which was restated to $3,000 million as per February 6, 2026, because loans under the RCF Agreement may bear interest at a variable rate;

•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event default under the indentures governing our notes and agreements governing other indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financial for working capital, capital expenditures, restructurings, product development, research and development, debt service requirements, investments, acquisitions and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Despite our level of indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above and affect our ability to service and repay our debt.

If we do not comply with the covenants in our debt agreements or fail to generate sufficient cash to service and repay our debt, it could adversely affect our operating results and our financial condition.
The RCF Agreement, European Investment Bank (EIB) loan facilities and the indentures governing our unsecured notes or any other debt arrangements that we may have require us to comply with various covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon an event of default.
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
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market closing price for our common stock varied between a high of $245.86 on February 20, 2025, and a low of $153.50 on April 8, 2025, in the twelve-month period ending on December 31, 2025. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations for many reasons, including in response to the risks described in this section, changes in our dividend or share repurchase policies, variations between our actual financial results or guidance and expectations of securities analysts or investors or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, peer companies or suppliers regarding their own performance, or announcements by our competitors of significant contracts, strategic partnerships, joint ventures, joint marketing relationships or capital commitments, the passage of legislation or other regulatory developments affecting us or our industry, as well as industry conditions and general financial, economic and political instability. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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
Our board of directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our board, and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
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
We sponsor defined benefit pension plans in a number of countries, and a significant number of our employees are covered by our defined benefit pension plans. As of December 31, 2025, we had recognized a net accrued benefit liability of $342 million, representing the unfunded benefit obligations of our defined pension plans. The funding status and the liabilities and costs of maintaining these defined benefit pension plans may be impacted by financial market developments. For example, the accounting for such plans requires determining discount rates, expected rates of compensation and expected returns on plan assets, and any changes in these variables can have a significant impact on the projected benefit obligations and net periodic pension costs. Negative performance of the financial markets could also have a material impact on funding requirements and net periodic pension costs. Our defined benefit pension plans may also be subject to demographic trends. Accordingly, our costs to meet pension liabilities going forward may be significantly higher than they are today, which could have a material adverse impact on our financial condition.

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
Recent examples include the OECD’s initiatives to revise profit allocation and nexus rules to allocate more taxing rights to countries where companies have their markets and to establish a minimum tax rate on a global basis. As part of the OECD framework to implement a minimum tax rate, the EU has adopted a directive on ensuring a global minimum level of taxation for multinational companies, also known as Pillar 2, which became effective in 2024. As from that year the Dutch government enacted legislation in response to and based on such EU directive. However, this legislation could be amended as the OECD is considering a change in the Pillar 2 rules as in June 2025 G7 countries issued a statement setting out the principles for a side-by-side safe harbor, adding that they would pursue parallel workstreams to simplify the pillar 2 compliance framework and consider the favorable treatment of substance-based nonrefundable tax credits under the GLOBE rules.

We are exposed to a number of different tax uncertainties, which could have an impact on our results.
We are required to pay taxes in multiple jurisdictions. We determine the taxes we are required to pay based on our interpretation of the applicable tax laws and regulations in the jurisdictions in which we operate. We may be subject to unfavorable changes in the respective tax laws and regulations to which we are subject. Tax controls, audits, changes in controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potentially penalties. We have issued transfer-pricing directives in the areas of goods, services and financing, which are in accordance with OECD guidelines. As transfer pricing has a cross-border effect, the focus of local tax authorities on implemented transfer pricing procedures in a country may have an impact on results in another country.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy
NXP, similar to other semiconductor companies, operates in a complex and rapidly changing environment that involves many risks, including information and cybersecurity risks. As a leading technology company, we are committed to help strengthen internet security and to implementing measures designed to protect our company against illicit activities, including cyberattacks and malware.
NXP’s cybersecurity initiatives focus on strengthening our Core IT infrastructure and services against external threats, securing our manufacturing operations from compromise, limiting damage through processes and controls, and protecting our intellectual property. On a day-to-day basis, NXP identifies vulnerabilities, breach attempts, and possible criminal activity by external threat actors. Additionally, NXP has a supplier security framework that helps with monitoring and accessing the security of suppliers and third-party service providers. As part of the framework, we conduct due diligence which covers topics such as data protection, confidentiality, security, business continuity and incident management. From time to time, the company engages external cybersecurity assessor and advisors to support risk evaluation, control testing and program maturity benchmarking. These activities are covered by our process for cybersecurity risk management under our Enterprise Risk Management (“ERM”).
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

Governance
Our management is directly responsible for executing the Company’s risk management processes. Our Board, and appropriate Board committees, perform this oversight function through reports from management, which are delivered periodically or as needed. Additionally, the Company conducts a formal annual risk assessment to identify, analyze and report on enterprise risks, the results of which are reported to and discussed with the Board. The Board and, as appropriate, the relevant Board committees assess the material risks facing the Company and evaluate management’s plans for managing material risk exposures.

While our Board generally has ultimate oversight responsibility of the Company’s risk management processes, it has delegated to its committees the responsibility to oversee risk management processes associated with their respective areas of responsibility and expertise. The Audit Committee has oversight responsibility for reviewing the effectiveness of NXP’s governance and management of IT risks, including those relating to business continuity, cybersecurity, malware, regulatory compliance and data management. Management regularly briefs the Audit Committee on cybersecurity matters and briefs the full Board on these issues at least annually or as needed.
NXP’s CISO has over 20 years of relevant experience managing cybersecurity risks and is primarily responsible for managing the cybersecurity risks identified in the ERM process. This includes performing risk assessments, prioritizing the most likely and impactful risk elements, and recommending appropriate measures to mitigate the risk.

Item 2. Properties
The Company's headquarters are located in Eindhoven, the Netherlands. As of February 19, 2026, the Company operates owned manufacturing facilities primarily in the United States, Netherlands, Malaysia, China, Thailand and Taiwan, as well as in Singapore (SSMC) together with our joint venture partner TSMC. Through investments in VSMC and ESMC, the Company holds capacity rights in external manufacturing facilities, presently under construction. The Company also owns or leases other properties in multiple countries for use as administrative, sales or research and development facilities. The Company believes its existing facilities and equipment are in good operating condition and adequate to meet our need for the near future.

Item 3. Legal Proceedings
The information set forth under the “Legal Proceedings” and “Environmental Remediation” captions of Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the Nasdaq stock market under the symbol NXPI. On January 16, 2026, there were 17 shareholders of record and 900,391 beneficial shareholders of our common stock.

Dividends Per Common Share
The following table presents the quarterly dividends on our common stock for the periods indicated:

	2025	2024
First Quarter	1.014	1.014
Second Quarter	1.014	1.014
Third Quarter	1.014	1.014
Fourth Quarter	1.014	1.014
We currently expect to continue to pay dividends in the future.

Issuer Purchases of Equity Securities
Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program") in addition to the 2022 Share Repurchase Program. At December 31, 2025, there was no amount remaining under the 2022 Share Repurchase Program and $1,585 million under the 2024 Share Repurchase Program.

The following table provides a summary of share repurchase activity during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program[1]	Number of Shares Purchased as Trade for Tax
September 29, 2025 – November 2, 2025	466,725	$220.95	466,177	8,055,445	548
November 3, 2025 – November 30, 2025	956,704	$204.05	287,670	8,349,052	669,034
December 1, 2025 – December 31, 2025	178,295	$224.34	178,267	7,300,155	28
Total	1,601,724		932,114		669,610
1 Represents the number of shares that may be purchased under the remaining dollar repurchase authorizations noted above, calculated based on the share closing price at the end of the respective monthly period.
2 Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Company Performance
The following graph shows a comparison, from December 31, 2020, of cumulative total return for NXP, the Standard & Poor's 500 Index, and the Philadelphia Stock Exchange Semiconductor Index. The graph assumes $100 (not in millions) invested on December 31, 2020, in our common stock and each of the indices.

Comparison of Cumulative Five Year Total Return
300
200
100
Index Value
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Period Ending
NXP
S&P 500
Philadelphia SOX Index

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 20, 2025.

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

NXP has one reportable segment representing the entity as a whole. Our segment represents groups of similar products that are combined on the basis of similar design and development requirements, product characteristics, manufacturing processes and distribution channels, and how management allocates resources and measures results. See Note 1 to the consolidated financial statements for more information regarding our segment reporting.

Overview

Year in Focus
•Revenue was $12.3 billion, down 2.7% year-on-year;
•GAAP gross margin was 54.7%, and GAAP operating margin was 24.8%;
•Non-GAAP gross margin was 56.8%, and non-GAAP operating margin was 33.1%;
•Cash flow from operations was $2,820 million, with net capital expenditures on property, plant and equipment of $395 million, resulting in non-GAAP free cash flow of $2,425 million; and
•During 2025, NXP returned capital to shareholders with the payment of $1,025 million in cash dividends and the repurchase of $899 million of its common shares, for a total capital return of $1,924 million.

Kurt Sievers, our former CEO, voluntarily retired as CEO and executive director of the Company, effective October 28, 2025. The Company's Board of Directors unanimously appointed Rafael Sotomayor to succeed Mr. Sievers as President and CEO and temporary executive director of the Company, effective as of October 28, 2025.

On June 17, 2025, NXP announced the closing of the acquisition of 100% of TTTech Auto for $766 million in cash ($675 million net of cash acquired). TTTech Auto is a leader in innovating unique safety-critical systems and middleware for software-defined vehicles (SDVs). The TTTech Auto acquisition complements and expands NXP’s system and software offerings in the Automotive and Industrial & IoT end markets.

On October 24, 2025, NXP closed the previously announced acquisition of 100% of Aviva Links for $222 million in cash ($202 million net of cash acquired) and $26 million through the settlement of previously held investments in Aviva Links. Aviva Links is a provider of Automotive SerDes Alliance (ASA) compliant in-vehicle connectivity solutions. The Aviva Links acquisition complements and expands NXP’s automotive networking solutions in the Automotive and Industrial & IoT end markets.

On October 27, 2025, NXP closed the previously announced acquisition of 100% of Kinara, Inc. for $284 million in cash ($283 million net of cash acquired). Kinara is an industry leader in high performance, energy-efficient and programmable discrete neural processing units (NPUs). The Kinara acquisition complements and expands NXP’s solutions for AI-powered edge systems in the Industrial & IoT and Automotive end markets.

See Note 3 to the consolidated financial statements for further information regarding NXP’s acquisition of TTTech Auto, Aviva Links, and Kinara, Inc.

On February 2, 2026, NXP completed the previously announced sale of our MEMS sensors business line for $900 million in cash before closing adjustments and up to an additional $50 million contingent upon the achievement of specified technical milestones.

Revenue for the year ended December 31, 2025, was $12,269 million compared to $12,614 million for the year ended December 31, 2024, a decrease of $345 million or 2.7% year-on-year.
Our gross profit percentage for 2025 of 54.7% decreased when compared to 2024 (56.4%), mainly driven by price and unfavorable product mix.
We continue to generate strong operating cash flows, with $2,820 million in cash flows from operations for 2025. We returned $1,924 million to our shareholders during the year in dividends and repurchases of common stock. Our cash position at the end of 2025 was $3,267 million.

Quarter in Focus
•Revenue for the fourth quarter of 2025 was $3.3 billion, up 7.2% year-on-year;
•GAAP gross margin was 54.2%, and GAAP operating margin was 22.3%;
•Non-GAAP gross margin was 57.4%, and non-GAAP operating margin was 34.6%;
•Cash flow from operations was $891 million, with net capital expenditures on property, plant and equipment of $98 million, resulting in non-GAAP free cash flow of $793 million;
•During the fourth quarter of 2025, NXP returned capital to shareholders with the payment of $254 million in cash dividends and the repurchase of $338 million of its common shares, for a total capital return of $592 million.

Sequential Results

Q4 2025 compared to Q3 2025
Revenue for the three months ended December 31, 2025, was $3,335 million compared to $3,173 million for the three months ended September 28, 2025, an increase of $162 million or 5.1% quarter-on-quarter, in line with management's expectations. Within our end markets, the Industrial & IoT end market increased $61 million or 10.5%, the Mobile end market increased $55 million or 12.8%, the Automotive end market increased $39 million or 2.1%, and the Communication Infrastructure & Other end market increased $7 million or 2.1%.
When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $2,025 million, an increase of $159 million or 8.5% compared to the previous period. Revenue from direct customers was $1,274 million, an increase of $5 million or 0.4% compared to the previous period.
From a geographic perspective, revenue increased across all regions.
The gross profit percentage for the fourth quarter of 2025 decreased to 54.2% from 56.3% in the third quarter of 2025, primarily due to impairments related to the scaling down of a non-strategic product line.
Operating income for the fourth quarter of 2025 was $744 million compared to $893 million for the third quarter of 2025, a decrease of $149 million or 16.7%. The sequential decrease was mainly due to higher restructuring costs for specific targeted actions under a new global restructuring program in the fourth quarter of 2025.
Operating cash flows for the fourth quarter of 2025 was $891 million compared to $585 million for the third quarter of 2025, an increase of $306 million or 52.3% quarter-on-quarter.

Results of Operations
The following table presents the operating results for the years ended December 31, 2025, and December 31, 2024.

($ in millions, unless otherwise stated)	2025	% of Revenue	2024	% of Revenue

Revenue	12,269		12,614
% nominal growth	(2.7)		(5.0)
Gross profit	6,716		7,119
Gross margin	54.7%		56.4%
Research and development	(2,360)	19.2%	(2,347)	18.6%
Selling, general and administrative	(1,204)	9.8%	(1,164)	9.2%
Amortization of acquisition-related intangible assets	(117)	1.0%	(136)	1.1%
Other income (expense)	12	0.1%	(55)	0.4%
Operating income (loss)	3,047	24.8%	3,417	27.1%
Financial income (expense)	(384)	3.1%	(318)	2.5%
Benefit (provision) for income taxes	(525)	4.3%	(545)	4.3%
Results relating to equity-accounted investees	(70)	0.6%	(12)	0.1%
Net income (loss)	2,068	16.9%	2,542	20.2%
Less: Net income (loss) attributable to non-controlling interests	47	0.4%	32	0.3%
Net income (loss) attributable to stockholders	2,021	16.5%	2,510	19.9%

Diluted earnings per share	7.95		9.73

Revenue

Revenue for the year ended December 31, 2025, was $12,269 million compared to $12,614 million for the year ended December 31, 2024, a decrease of $345 million or 2.7% year-on-year.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	2025	2024	Increase/(decrease)	%
Automotive	7,116	7,151	(35)	(0.5)%
Industrial & IoT	2,273	2,269	4	0.2%
Mobile	1,584	1,497	87	5.8%
Communication Infrastructure & Other	1,296	1,697	(401)	(23.6)%
Revenue	12,269	12,614	(345)	(2.7)%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	2025	2024	Increase/(decrease)	%
Distributors	7,051	7,203	(152)	(2.1)%
Direct	5,084	5,291	(207)	(3.9)%
Other	134	120	14	11.7%
Revenue	12,269	12,614	(345)	(2.7)%

Revenue by geographic region, which is based on the location where the sale originated, was as follows: 1)

($ in millions, unless otherwise stated)	2025	2024	Increase/(decrease)	%
APAC, excluding China	3,581	3,794	(213)	(5.6)%
Americas	3,376	3,471	(95)	(2.7)%
EMEA	3,276	3,428	(152)	(4.4)%
China 2)	2,036	1,921	115	6.0%
Revenue	12,269	12,614	(345)	(2.7)%

1) As of December 31, 2025, and applied retrospectively for all the periods presented, the Company revised its methodology for attributing revenue to geographic areas to reflect the location where sales originate, which represents where critical commercial decisions are made. This may differ from the customer's shipped-to location. The change in reporting basis was made to more appropriately reflect how we manage our business. For 2025, the largest impacts from the change were to the Americas region and the China region, which reflected changes of approximately 104.9% and (57.0)%, respectively.

2) China includes Mainland China and Hong Kong

The year-to-date change in revenue was primarily driven by a lower selling mix of products, slightly offset by higher shipment volumes. The combination of these two effects resulted in a net decrease of $345 million revenue.
From an end market perspective, NXP experienced declines in the Communication Infrastructure & Other and Automotive end markets, which was partially offset by growth in its Mobile and Industrial & IoT end markets versus the year ago period.
Revenue in the Automotive end market was $7,116 million, a decrease of $35 million or 0.5% versus the year ago period. The decline was driven by processors, partially offset by growth in mixed-signal products.
Revenue in the Industrial & IoT end market was $2,273 million, an increase of $4 million or 0.2% versus the year ago period. The increase was attributable to growth in mixed-signal products, partially offset by declines in processors.
Revenue in the Mobile end market was $1,584 million, an increase of $87 million or 5.8% versus the year ago period, with processors and mixed-signal products contributing to the growth.
Revenue in the Communication Infrastructure & Other end market was $1,296 million, a decrease of $401 million or 23.6% versus the year ago period. The decline was primarily due to processors.
When aggregating all end markets and reviewing sales channel performance, revenue from distributors was $7,051 million, a decrease of $152 million or 2.1% versus the year ago period. Revenue from direct customers was $5,084 million, a decrease of $207 million or 3.9% versus the year ago period.
From a geographic perspective, revenue increased year-on-year in the China region and declined in the APAC, EMEA, and Americas regions.

Gross Profit
Gross profit for the year ended December 31, 2025, was $6,716 million, or 54.7% of revenue, compared to $7,119 million, or 56.4% of revenue for the year ended December 31, 2024. The decrease in gross margin was mainly driven by:
- Lower selling prices (1.9%)
- Mix /volume (1.5%)
+ Lower manufacturing costs (factory utilization and sourcing) (2.1%)

Operating Expenses
Operating expenses for the year ended December 31, 2025, totaled $3,681 million or 30.0% of revenue, compared to $3,647 million, or 28.9% of revenue, for the year ended December 31, 2024.

•Research and development
Research and development (R&D) costs primarily consist of engineer salaries and wages (including share-based compensation and other variable compensation), engineering related costs (including outside services, fixed-asset, IP and other licenses related costs), shared service center costs and other pre-production related expenses.

($ in millions, unless otherwise stated)	2025	2024	% change
Research and development	2,360	2,347	0.6%
As a percentage of revenue	19.2%	18.6%	0.6	ppt
R&D costs for the year ended December 31, 2025, increased by $13 million, or 0.6%, when compared to last year primarily driven by:
+ Increased restructuring expenses ($42 million)
+ Increased project spend ($10 million)
- Lower variable compensation expenses ($37 million)

•Selling, general and administrative
Selling, general and administrative (SG&A) costs primarily consist of personnel salaries and wages (including share- based compensation and other variable compensation), communication and IT related costs, fixed-asset related costs and sales and marketing costs (including travel expenses).

($ in millions, unless otherwise stated)	2025	2024	% change
Selling, general and administrative	1,204	1,164	3.4%
As a percentage of revenue	9.8%	9.2%	0.6	ppt
SG&A costs for the year ended December 31, 2025, increased by $40 million, or 3.4%, when compared to last year primarily driven by:
+ Increased restructuring expenses ($43 million)
+ Increased expenses driven by personnel and integration related costs of our acquisitions ($37 million)
- Lower legal fees ($26 million)
- Lower variable compensation costs ($14 million)

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	2025	2024	% change
Amortization of acquisition-related intangible assets	117	136	(14.0)%
As a percentage of revenue	1.0%	1.1%	(0.1)	ppt
Amortization of acquisition-related intangible assets decreased by $19 million, or 14.0%, when compared to last year, mainly from the effect of certain acquisition-related intangibles becoming fully amortized (with regard to the previous Marvell acquisition) partly offset by amortization related to the recent acquisitions of TTTech Auto and Kinara.

Other Income (Expense)
Other income (expense) includes results from manufacturing service arrangements (MSA) and transitional service arrangements (TSA) that are put into place when we divest a business or activity, as well as other activities. These arrangements are expected to decrease as the divested business or activity becomes more established. Other income (expense) reflects an income of $12 million for 2025, compared to an expense of $55 million in 2024, which included a $40 million charge for a vacated deposit on an exited technology.

Financial Income (Expense)

($ in millions)	For the years ended December 31,
	2025	2024
Interest income	145	160
Interest expense	(466)	(398)
Total other financial income (expense)	(63)	(80)
Total	(384)	(318)

Financial income (expense) was an expense of $384 million in 2025, compared to an expense of $318 million in 2024. The change in financial income (expense) is attributable to an increase in interest expense of $68 million as a result of the issuance of new bonds, EIB loans and commercial paper notes. Interest income decreased by $15 million as a result of lower cash levels in 2025. Other financial expenses decreased due to adjustments in our investments as well as lower interest related to prior tax positions.

Benefit (Provision) for Income Taxes
We recorded an income tax expense of $525 million for the year ended December 31, 2025, which reflects an effective tax rate of 19.7% compared to an expense of $545 million (17.6%) for the year ended December 31, 2024.

	2025		2024
	$	%	$	%
Statutory income tax rate in the Netherlands	687	25.8	800	25.8
Foreign tax effects
United States
Statutory tax rate difference between United States and the Netherlands	(34)	(1.3)	(52)	(1.7)
R&D tax credits	(47)	(1.8)	(59)	(1.9)
Foreign-derived intangible income	(67)	(2.5)	(127)	(4.1)
Other	20	0.8	10	0.3
Taiwan	25	0.9	*	*
Other foreign jurisdictions	16	0.6	27	0.9
Effect of Cross-border Tax Laws	16	0.6	23	0.7
Tax Credits	(8)	(0.3)	(8)	(0.3)
Changes in Valuation Allowances	1	—	(2)	(0.1)
Nontaxable or Nondeductible Items
Netherlands tax incentive	(99)	(3.7)	(113)	(3.6)
Other	13	0.5	19	0.6
Changes in Unrecognized Tax Benefits	7	0.3	28	0.9
Other Adjustments	(5)	(0.2)	(1)	—
Effective Tax Rate	525	19.7	545	17.6

* The amount of the individual reconciling item during the year does not meet the 5% disaggregation threshold and is included in "Other foreign jurisdictions"

The effective income tax rate for 2025 was 19.7% compared to 17.6% for 2024. The increase was primarily driven by a different mix of income tax expense across our operating jurisdictions, as well as lower U.S. and NL tax incentives in 2025 due to a decrease in qualifying income and R&D expenses. In addition, the One Big Beautiful Bill Act was enacted in the U.S., which reduced the amount of claimable R&D tax credits. Taiwan also had higher tax expense in 2025 due to less undistributed earnings being considered indefinitely reinvested due to changes in the supply chain. These increases were partially offset by tax benefits from settlements with tax authorities.

Results Relating to Equity-accounted Investees
Results relating to equity-accounted investees amounted to a loss of $70 million in 2025, whereas in 2024 results relating to equity-accounted investees amounted to a loss of $12 million. For the year ended December 31, 2025, results relating to equity-accounted investees include the impairment of our equity method investment SigmaSense and the loss on the sale of our equity method investment Smart Growth Fund.

Non-controlling Interests
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $47 million for the year ended December 31, 2025, compared to a profit of $32 million for the year ended December 31, 2024.

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

Cash
As of December 31, 2025, our cash balance was $3,267 million, a decrease of $25 million compared to our cash balance on December 31, 2024 ($3,292 million), of which $361 million (2024: $261 million) was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2025 and 2024, no dividend was declared. During the first quarter of 2026, SSMC declared a dividend of $150 million, of which $75 million is scheduled for distribution in the first quarter, with 38.8% being paid to our joint venture partner.

Revolving Credit Facility
As at December 31, 2025, our amended and restated Unsecured RCF provides for $2,500 million of senior unsecured revolving credit commitments. We may borrow under this RCF in the future and use the proceeds for general corporate purposes and any other purpose not prohibited by the Amended and Restated Revolving Credit Agreement and related documentation. As of December 31, 2025, we do not have any borrowings under the RCF.

Commercial Paper Program
Under our Commercial Paper Program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2,000 million outstanding at any time, with maturities of up to 397 days from the date of issuance and at a discount from par or at par and bear interest at rates determined at the time of issuance. We may issue notes in the future and use the net proceeds for general corporate purposes. As of December 31, 2025, the Company had no commercial paper notes outstanding.

EIB Facilities
Our facility agreements with the European Investment Bank (EIB) provide for an aggregate €1,000 million in unsecured senior loan facilities, the proceeds from which are expected to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries. Borrowings on these facilities may be denominated in Euro or U.S. Dollar. See Financing Activities further below. As of December 31, 2025, the Company had a principal amount of $670 million outstanding under the EIB loan Facility A with a maturity of December 2030 and a fixed annual interest rate of 4.45% and a principal amount of $370 million outstanding under the EIB loan Facility B with a maturity of February 2031 and a fixed annual interest rate of 4.709%.

Capital return
The common stock repurchase activity was as follows:

($ in millions, unless otherwise stated)	2025	2024
Shares repurchased	4,357,898	5,726,770
Cost of shares repurchased	899	1,373
Average price per share	$206.29	$239.74

Under Dutch corporate law and our articles of association, NXP may acquire its own shares if the general meeting of shareholders has granted the board of directors the authority to effect such acquisitions. It is our standard practice to request at our annual general meeting of shareholders (the “AGM”) every year to renew this authorization for a period of 18 months from the AGM. For repurchases of shares in 2024 and 2025, the board of directors made use of the authorizations renewed by the AGM on May 24, 2023, May 29, 2024, and June 11, 2025, respectively. Our board of directors has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations ("trade for tax") and this authorization will remain in effect until terminated by the board of directors. In January 2022, the board of directors approved the repurchase of additional shares up to a maximum of $2 billion (the "2022 Share Repurchase Program") and in August 2024, the Board approved the repurchase of additional shares up to a maximum of $2 billion (the "2024 Share Repurchase Program"). During the fiscal year ended December 31, 2024, NXP repurchased 5.7 million shares, for a total of approximately $1.4 billion under the trade for tax and 2022 Share Repurchase Programs and during the fiscal year ended December 31, 2025, NXP repurchased 4.4 million shares, for a total of approximately $0.9 billion under the trade for tax, 2022 and 2024 Share Repurchase Programs. Under Dutch tax law, the repurchase of a company’s shares by an entity domiciled in the Netherlands results in a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

Subject to Dutch corporate law and our articles of association, the board of directors of NXP may cancel shares acquired if authorized by the general meeting of shareholders. As with repurchases of our shares, it is our standard practice to request at our AGM every year to renew this authorization for a period of 18 months from the AGM. The board of directors did not make use of the authorization during the fiscal year ended December 31, 2025.

Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on April 9, 2025 ($257 million), dividends of $1.014 per ordinary share were paid on July 9, 2025 ($256 million), dividends of $1.014 per ordinary share were paid on October 8, 2025 ($256 million) and dividends of $1.014 per ordinary share were paid on January 7, 2026 ($256 million).

	2025	2024
Dividends declared (per share)	4.056	4.056
Dividends declared (in millions)	1,025	1,035

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $12,222 million as of December 31, 2025, an increase of $1,368 million compared to December 31, 2024 ($10,854 million).
As of December 31, 2025, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $11,250 million (collectively the “Notes”), with $1,250 million payable within 12 months. Future interest payments associated with the Notes total $2,874 million, with $409 million payable within 12 months.
As of December 31, 2025, the Company had outstanding loans with the EIB under the EIB Facilities with maturities in 2030 and 2031 for a principal amount of $1,040 million. Future interest payments associated with the EIB loans total $241 million, with $47 million payable within 12 months.
The Company had a net debt position (see section Use of Certain Non-GAAP Financial Measures) at December 31, 2025, of $8,955 million compared to $7,562 million as of December 31, 2024.

We may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise.

Additional capital requirements
We believe our current positions in cash and cash equivalents, together with our expected cash flow generated from operations and our expected financing activities, will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of December 31, 2025, the Company had purchase commitments, other than commitments directly with our foundry joint ventures, of $3,087 million, of which $1,423 million is expected to be paid in the next 12 months. We expect operating cash outflows to remain elevated as we make payments under these purchase agreements.
•The Company has committed to invest €500 million, which translated to $587 million, in the equity of the recently founded company ESMC. As per the end of the reporting date, NXP has invested $183 million. The remaining $404 million is expected to be invested over the coming four years, of which approximately $65 million is expected to be paid in the next 12 months.
•The Company has committed to invest approximately $1,600 million in equity of the recently founded company VSMC. As per the end of the reporting date, NXP has invested $631 million. The remaining $969 million is expected to be invested over the coming two years, of which approximately $512 million is expected to be paid in the next 12 months. In addition, NXP has committed to contribute an additional $1,200 million to support the long-term capacity infrastructure. As per the end of the reporting date, NXP has contributed $855 million. The remaining $345 million is expected to be contributed in the next 12 months. Furthermore, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,096 million that is expected to be purchased over 37 years once wafer production starts.
•Amounts related to future lease payments for operating lease obligations at December 31, 2025, totaled $315 million, with $69 million expected to be paid within the next 12 months.
•The Company enters into certain technology license arrangements which are used in conjunction with research and development activities for product development. Payments for these technology licenses are made over varying time periods. Outstanding unpaid balances for technology licenses total $270 million as of December 31, 2025, of which $135 million is expected to be paid in the next 12 months.
•Cash outflows for capital expenditures were $397 million in 2025, compared to $727 million in 2024. We expect to maintain similar levels of capital expenditures as a percentage of revenue in 2026 consistent with our long-term financial model, given our focus on external investments in foundry partners while still supporting current and future manufacturing and production capacity needs.

•Our research and development expenditures were $2,360 million in 2025 and $2,347 million in 2024, and we expect to maintain similar levels of investment in research and development as a percentage of revenue in 2026.

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents or require us to arrange for new debt and equity financing to fund the transaction. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions. In the future, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness. Our business may not generate sufficient cash flow from operations, or we may not have enough capacity under the RCF Agreement, EIB Facility Agreements, Commercial Paper Program, or from other sources in an amount sufficient to enable us to repay our indebtedness, including outstanding commercial paper notes, and borrowings under the EIB Facilities and RCF Agreements, the unsecured notes or to fund our other liquidity needs, including working capital and capital expenditure requirements. In any such case, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. See Part I, Item 1A. Risk Factors.

2025 Financing Activities
On January 13, 2025, NXP B.V. entered into a facility agreement with the European Investment Bank (“EIB Facility B”), which provides for a €360 million unsecured senior loan facility. The proceeds from borrowings under the EIB Facility B are expected to be used to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries.

On May 1, 2025, we repaid the $500 million aggregate principal amount of outstanding 2.7% senior unsecured notes due 2025 at maturity using available cash.

On August 19, 2025, NXP B.V., together with NXP Funding LLC and NXP USA, Inc., issued $500 million of 4.3% senior unsecured notes due August 19, 2028, $300 million of 4.85% senior unsecured notes due August 19, 2032, and $700 million of 5.25% senior unsecured notes due August 19, 2035.

2024 Financing activities
On November 21, 2024, NXP B.V., NXP Funding LLC and NXP USA Inc. entered into definitive documentation to establish an unsecured Commercial Paper Program under which, on a joint and several basis, short-term, unsecured commercial paper notes may be issued. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate principal amount of commercial paper notes outstanding under the Commercial Paper Program at any time not to exceed $2,000 million. The net proceeds of issuances of the commercial paper notes are expected to be used for general corporate purposes.

On November 22, 2024, NXP B.V. entered into a facility agreement with the European Investment Bank, (“EIB Facility A”), which provides for a €640 million unsecured senior loan facility. The proceeds from borrowings under the EIB Facility A are expected to be used to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries.

Cash flows

Our cash and cash equivalents in 2025 decreased by $31 million (excluding the effect of changes in exchange rates on our cash position of $6 million) as follows:

($ in millions)	Year ended December 31,
	2025	2024
Net cash provided by (used for) operating activities	2,820	2,782
Net cash (used for) provided by investing activities	(2,357)	(686)
Net cash provided by (used for) financing activities	(494)	(2,662)
Increase (decrease) in cash and cash equivalents	(31)	(566)

•Cash Flow from Operating Activities
For the year ended December 31, 2025, our operating activities provided $2,820 million in cash. This was primarily the result of net income of $2,068 million, adjustments to reconcile the net income of $1,339 million and changes in operating assets and liabilities of $(613) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $832 million, share-based compensation of $462 million, and results relating to equity-accounted investees of $70 million. Changes in operating assets and liabilities were primarily driven by a $308 million increase in inventories in order to align inventory on hand with expected demand, $212 million increase in other non-current assets due to payments to secure production supply with multiple vendors (driven primarily to support the long-term capacity infrastructure of VSMC), and $50 million decrease in accounts payable and other liabilities due primarily from payments related to the settlement of clean room cases.

For the year ended December 31, 2024, our operating activities provided $2,782 million in cash. This was primarily the result of net income of $2,542 million, adjustments to reconcile the net income of $1,151 million and changes in operating assets and liabilities of $(923) million. Adjustments to net income include offsetting non-cash items, such as depreciation and amortization of $925 million, share-based compensation of $461 million, a loss on equity securities of $18 million, results relating to equity-accounted investees of $12 million and changes in deferred taxes of $(272) million. Changes in operating assets and liabilities were primarily driven by a $222 million increase in inventories in order to align inventory on hand with expected demand, $207 million increase in receivables and other current assets due to the related timing of cash collection (driven primarily by distributors), $188 million decrease in accounts payable and other liabilities as a result of timing related to payments and lower purchases, and $306 million increase in other non-current assets due to payments to secure production supply with multiple vendors (driven primarily by payments of $275 million to support the long-term capacity infrastructure of VSMC).

•Cash Flow from Investing Activities
Net cash used for investing activities amounted to $2,357 million for the year ended December 31, 2025 and principally consisted of the cash outflows from the purchase of interests in business (net of cash acquired) of $1,175 million (mainly driven by the acquisitions of TTTech Auto for $675 million, Kinara of $283 million, Aviva Links of $202 million), purchase of investments of $649 million (driven primarily by the capital contributions of $491 million into VSMC and approximately $92 million into ESMC), capital expenditures of $397 million, and $140 million for the purchase of identified intangible assets.

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

•Cash Flow from Financing Activities
Net cash used for financing activities was $494 million for the year ended December 31, 2025. This was primarily driven by the dividend payment to common stockholders of $1,025 million, purchase of treasury shares and restricted stock unit holdings of $899 million, and repurchase of long-term debt of $500 million; partially offset by the $1,868 million proceeds from issuance of long-term debt and $83 million proceeds from the issuance of common stock through stock plans. In addition, we issued commercial paper notes for $2,426 million during the year, which were fully repaid by December 31, 2025.

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

Summarized Statements of Income

($ in millions)	December 31, 2025

Revenue	6,791
Gross Profit	3,137
Operating income	826
Net income	5

Summarized Balance Sheets

As of
($ in millions)	December 31, 2025

Current assets	3,182
Non-current assets	12,461
Total assets	15,643

Current liabilities	2,044
Non-current liabilities	11,348
Total liabilities	13,392

Obligor's Group equity	2,251
Total liabilities and Obligor's Group equity	15,643

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (2025: $723 million). The Obligor Group has amounts due from equity financing (2025: $5,520 million) and due to debt financing (2025: $2,695 million) with non-guarantor subsidiaries.

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
Business combinations
In accounting for acquisitions, we apply ASC 805, which requires identifying and measuring the fair value of acquired assets and liabilities, including intangible assets, as of the acquisition date. Determining these fair values involves significant estimates and assumptions, including discount rates, valuation models, and the expected future economic benefits of acquired technologies, in-process research and development and customer relationships. These judgments directly affect the valuation of intangible assets recognized in a business combination and therefore represent a critical accounting estimate. Assumptions such as projected future cash flows, economic and industry conditions, market segment growth rates and useful lives require significant judgment and are inherently uncertain. Changes in these assumptions may materially impact the amounts recognized. In periods following an acquisition, updates to assumptions may result in adjustments to provisional amounts during the measurement period.

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

For some sales to distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a small percentage of the sales of this type to distributors is actually returned. Sales to most distributors are made under programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities. These programs may include credits granted to distributors, or allow distributors to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. In determining the transaction price, the Company considers the price adjustments from these programs to be variable consideration that reduce the amount of revenue recognized. The Company’s policy is to estimate such price adjustments using the most likely method based on rolling historical experience rates, as well as pricing in the distribution channel for distributors who participate in our volume rebate incentive program. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and inventory levels. The estimates are also adjusted when recent historical data does not represent anticipated future activity. Historically, actual price adjustments for these programs relative to those estimated have not materially differed.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset, and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Income tax effect	Non-GAAP income tax benefit (provision) is NXP's GAAP income tax benefit (provision) adjusted for the income tax effects of the adjustments to our GAAP measure, including the effects of PPA, restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP income tax benefit (provision) is used to ascertain and present on a comparable basis NXP's income tax benefit (provision) after adjustments, the usefulness of which is described within this table.
Free cash flow	Free cash flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance, and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	Three months ended			Full-year
	December 31, 2025	September 28, 2025	December 31, 2024	2025	2024
GAAP gross profit	$1,807	$1,787	$1,678	$6,716	$7,119
PPA effects	(7)	(6)	(11)	(28)	(47)
Restructuring	(14)	—	(21)	(79)	(28)
Share-based compensation	(14)	(15)	(15)	(59)	(59)
Other incidentals	(71)	(2)	(64)	(84)	(79)
Non-GAAP gross profit	$1,913	$1,810	$1,789	$6,966	$7,332
GAAP Gross Margin	54.2%	56.3%	53.9%	54.7%	56.4%
Non-GAAP Gross Margin	57.4%	57.0%	57.5%	56.8%	58.1%

GAAP research and development	$(665)	$(575)	$(612)	$(2,360)	$(2,347)
Restructuring	(89)	(1)	(50)	(100)	(57)
Share-based compensation	(58)	(57)	(60)	(237)	(234)
Other incidentals	(4)	(2)	(5)	(14)	(6)
Non-GAAP research and development	$(514)	$(515)	$(497)	$(2,009)	$(2,050)

GAAP selling, general and administrative	$(359)	$(286)	$(323)	$(1,204)	$(1,164)
PPA effects	—	(1)	—	(1)	(2)
Restructuring	(74)	(2)	(41)	(82)	(40)
Share-based compensation	(28)	(46)	(42)	(166)	(168)
Other incidentals	(15)	(14)	(12)	(64)	(45)
Non-GAAP selling, general and administrative	$(242)	$(223)	$(228)	$(891)	$(909)

GAAP operating income (loss)	$744	$893	$675	$3,047	$3,417
PPA effects	(41)	(38)	(39)	(151)	(185)
Restructuring	(177)	(3)	(112)	(261)	(125)
Share-based compensation	(100)	(118)	(117)	(462)	(461)
Other incidentals	(92)	(19)	(122)	(143)	(181)
Non-GAAP operating income (loss)	$1,154	$1,071	$1,065	$4,064	$4,369
GAAP Operating Margin	22.3%	28.1%	21.7%	24.8%	27.1%
Non-GAAP Operating Margin	34.6%	33.8%	34.2%	33.1%	34.6%

GAAP Income tax benefit (provision)	$(131)	$(148)	$(77)	$(525)	$(545)
Income tax effect	59	25	87	129	141
Non-GAAP Income tax benefit (provision)	$(190)	$(173)	$(164)	$(654)	$(686)

($ in millions)	Three months ended			Full-year
	December 31, 2025	September 28, 2025	December 31, 2024	2025	2024
Net cash provided by (used for) operating activities	$891	$585	$391	$2,820	$2,782
Net capital expenditures on property, plant and equipment	(98)	(76)	(99)	(395)	(693)
Non-GAAP free cash flow	$793	$509	$292	$2,425	$2,089

($ in millions)	Three months ended			Full-year
	December 31, 2025	September 28, 2025	December 31, 2024	2025	2024
Long-term debt	$10,972	$10,971	$10,354	$10,972	$10,354
Short-term debt	1,250	1,264	500	1,250	500
Total debt	12,222	12,235	10,854	12,222	10,854
Less: cash and cash equivalents	(3,267)	(3,454)	(3,292)	(3,267)	(3,292)
Less: short-term deposits	—	(500)	—	—	—
Net debt	$8,955	$8,281	$7,562	$8,955	$7,562

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

Additional information is provided in Note 2 - Significant Accounting Policies, and Note 14 - Debt, of our notes to the Consolidated Financial Statements included in Item 8. of this Annual Report and is incorporated herein by reference.

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

At December 31, 2025, our net liability related to foreign currency forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was $6 million. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.

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

Item 8. Financial Statements and Supplementary Data

List of Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NXP Semiconductors N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NXP Semiconductors N.V. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion hereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Valuation of certain intangible assets acquired in business combinations
Description of the Matter	As described in Notes 2 and 3 to the consolidated financial statements, during 2025, the Company completed the acquisitions of TTTech Auto, Aviva Links and Kinara, Inc., for net considerations of $766 million, $248 million and $284 million, respectively. The fair value of identified intangible assets acquired, totaled $798 million and principally consisted of software, existing technology and in-process research and development (collectively, the “intangible assets”).
The Company used the excess earnings method to estimate the fair values of the intangible assets acquired. The significant assumption management used to estimate the fair values of the intangible assets was the revenue growth rate for each acquired business.

Auditing the Company’s valuation of the intangible assets was complex and required a high degree of auditor judgment, due to the significant estimation uncertainty inherent in assessing the revenue growth rates used by management, particularly because of the relatively limited market data about software-defined vehicle and AI-powered edge systems, on which to base the revenue growth rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combination transactions. For example, we tested controls over the identification of intangible assets and the determination of the revenue growth rates.

To audit the Company’s valuation of the intangible assets acquired, among other procedures, we read the purchase agreements and involved our valuation specialists to assist with our evaluation of whether the valuation methodology used by the Company was consistent with common valuation practice. Other procedures we performed, included assessing the reasonableness of the revenue growth rates by comparison to relevant third-party industry reports and, where possible, to historical revenues of the acquired business and anticipated and confirmed design-in and contract wins.

/s/ EY Accountants B.V.

We have served as the Company’s auditor since 2020.

Amsterdam, the Netherlands
February 19, 2026

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

/s/ EY Accountants B.V.

Eindhoven, the Netherlands
February 19, 2026

NXP Semiconductors N.V.
Consolidated Statements of Operations

($ in millions, unless otherwise stated)	For the years ended December 31,
	2025	2024	2023
Revenue	12,269	12,614	13,276
Cost of revenue	(5,553)	(5,495)	(5,723)
Gross profit	6,716	7,119	7,553

Research and development	(2,360)	(2,347)	(2,418)
Selling, general and administrative	(1,204)	(1,164)	(1,159)
Amortization of acquisition-related intangible assets	(117)	(136)	(300)
Total operating expenses	(3,681)	(3,647)	(3,877)
Other income (expense)	12	(55)	(15)
Operating income (loss)	3,047	3,417	3,661

Financial income (expense):
Other financial income (expense)	(384)	(318)	(309)
Income (loss) before income taxes	2,663	3,099	3,352

Benefit (provision) for income taxes	(525)	(545)	(523)
Results relating to equity-accounted investees	(70)	(12)	(7)
Net income (loss)	2,068	2,542	2,822

Less: Net income (loss) attributable to non-controlling interests	47	32	25
Net income (loss) attributable to stockholders	2,021	2,510	2,797

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $:
– Basic	8.00	9.84	10.83
– Diluted	7.95	9.73	10.70

Weighted average number of shares of common stock outstanding during the year (in thousands):
– Basic	252,703	255,208	258,381
– Diluted	254,331	257,848	261,370
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Comprehensive Income

($ in millions, unless otherwise stated)	For the years ended December 31,
	2025	2024	2023
Net income (loss)	2,068	2,542	2,822

Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	7	(6)	2
Change in foreign currency translation adjustment	181	(111)	42
Change in net actuarial gain (loss)	42	10	(30)

Total other comprehensive income (loss)	230	(107)	14

Total comprehensive income (loss)	2,298	2,435	2,836

Less: Comprehensive income (loss) attributable to non-controlling interests	47	32	25

Total comprehensive income (loss) attributable to stockholders	2,251	2,403	2,811

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Balance Sheets

($ in millions, unless otherwise stated)	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	3,267	3,292
Accounts receivables, net	1,055	1,032
Assets held for sale	372	—
Inventories, net	2,577	2,356
Other current assets	669	625
Total current assets	7,940	7,305

Non-current assets:
Deferred tax assets	1,213	1,251
Other non-current assets	2,584	1,796
Property, plant and equipment, net	2,977	3,267
Identified intangible assets, net	1,547	836
Goodwill	10,299	9,930
Total non-current assets	18,620	17,080

Total assets	26,560	24,385
Liabilities and equity
Current liabilities:
Accounts payable	997	1,017
Restructuring liabilities	189	147
Other current liabilities	1,445	1,434
Short-term debt	1,250	500
Total current liabilities	3,881	3,098

Non-current liabilities:
Long-term debt	10,972	10,354
Restructuring liabilities	81	10
Other non-current liabilities	1,175	1,392
Total non-current liabilities	12,228	11,756
Equity:
Non-controlling interests	395	348
Stockholders’ equity:
Preferred stock, par value €0.20 per share:
Authorized: 645,754,500 (2024: 645,754,500 shares)
Issued: none
Common stock, par value €0.20 per share:
Authorized: 430,503,000 shares (2024: 430,503,000 shares)
Issued and fully paid: 274,519,638 shares (2024: 274,519,638 shares)	56	56
Capital in excess of par value	15,424	14,962
Treasury shares, at cost: 21,664,934 shares (2024: 20,195,011 shares)	(4,283)	(4,004)
Accumulated other comprehensive income (loss)	213	(17)
Accumulated deficit	(1,354)	(1,814)
Total Stockholders’ equity	10,056	9,183
Total equity	10,451	9,531
Total liabilities and equity	26,560	24,385
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Cash Flows

($ in millions, unless otherwise stated)	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	2,068	2,542	2,822
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and impairment	832	925	1,106
Share-based compensation	462	461	411
Amortization of discount (premium) on debt, net	3	3	2
Amortization of debt issuance costs	7	7	8
Net (gain) loss on sale of assets	(29)	(3)	(1)
Results relating to equity-accounted investees	70	12	7
(Gain) loss on equity securities, net	2	18	(1)
Deferred tax expense (benefit)	(8)	(272)	(267)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(43)	(207)	(138)
(Increase) decrease in inventories	(308)	(222)	(353)
Increase (decrease) in accounts payable and accrued liabilities	(50)	(188)	(119)
Decrease (increase) in other non-current assets	(212)	(306)	16
Exchange differences	24	14	22
Other items	2	(2)	(2)
Net cash provided by (used for) operating activities	2,820	2,782	3,513
Cash flows from investing activities:
Purchase of identified intangible assets	(140)	(149)	(179)
Capital expenditures on property, plant and equipment	(397)	(727)	(827)
Insurance recoveries received for equipment damage	—	2	—
Proceeds from disposals of property, plant and equipment	2	4	1
Advance payment from sale of property, plant and equipment	—	30	—
Purchase of interests in businesses, net of cash acquired	(1,175)	—	—
Investment in short-term deposits	(500)	—	(409)
Proceeds of short-term deposits	500	409	—
Purchase of investments	(649)	(260)	(94)
Proceeds from the sale of investments	2	5	—
Net cash provided by (used for) investing activities	(2,357)	(686)	(1,508)
Cash flows from financing activities:
Repurchase of long-term debt	(500)	(1,000)	—
Proceeds from the issuance of long-term debt	1,868	670	—
Cash paid for debt issuance costs	(8)	(1)	—
Proceeds from the issuance of commercial paper notes	2,426	—	—
Repayment of commercial paper notes	(2,426)	—	—
Dividends paid to common stockholders	(1,025)	(1,038)	(1,006)
Proceeds from issuance of common stock through stock plans	83	82	71

NXP Semiconductors N.V. Consolidated Statements of Cash Flows (Continued)
Purchase of treasury shares and restricted stock unit withholdings	(899)	(1,373)	(1,053)
Other, net	(13)	(2)	(2)
Net cash provided by (used for) financing activities	(494)	(2,662)	(1,990)
Effect of changes in exchange rates on cash positions	6	(4)	2
Increase (decrease) in cash and cash equivalents	(25)	(570)	17
Cash and cash equivalents at beginning of period	3,292	3,862	3,845
Cash and cash equivalents at end of period	3,267	3,292	3,862
Supplemental disclosures to the consolidated cash flows
Net cash paid during the period for:
Interest	306	243	261
Income taxes, net of refunds	581	867	919

Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	38	4	1
Book value of these assets	(9)	(1)	—

Non-cash investing activities:
Non-cash capital expenditures	110	161	266

See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2025, 2024 and 2023

($ in millions, unless otherwise stated)	Out-standing number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu-lated other compre-hensive income (loss)	Accumu-lated deficit	Total stock-holders’ equity	Non- con-trolling interests	Total equity
Balance as of January 1, 2023	259,463	56	14,091	(2,799)	76	(3,975)	7,449	291	7,740

Net income (loss)						2,797	2,797	25	2,822
Other comprehensive income					14		14		14
Share-based compensation plans			410				410		410
Shares issued pursuant to stock awards	3,187			638		(567)	71		71
Treasury shares repurchased and retired	(5,460)			(1,049)			(1,049)		(1,049)
Dividends common stock						(1,048)	(1,048)		(1,048)
Balance as of December 31, 2023	257,190	56	14,501	(3,210)	90	(2,793)	8,644	316	8,960

Net income (loss)						2,510	2,510	32	2,542
Other comprehensive income					(107)		(107)		(107)
Share-based compensation plans			461				461		461
Shares issued pursuant to stock awards	2,861			579		(497)	82		82
Treasury shares repurchased and retired	(5,727)			(1,373)		—	(1,373)		(1,373)
Dividends common stock						(1,034)	(1,034)		(1,034)
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531

Net income (loss)						2,021	2,021	47	2,068
Other comprehensive income					230		230		230
Share-based compensation plans			462				462		462
Shares issued pursuant to stock awards	2,888			620		(536)	84		84
Treasury shares repurchased and retired	(4,358)			(899)			(899)		(899)
Dividends common stock						(1,025)	(1,025)		(1,025)
Balance as of December 31, 2025	252,854	56	15,424	(4,283)	213	(1,354)	10,056	395	10,451
See accompanying notes to the Consolidated Financial Statements.

NXP Semiconductors N.V.
Notes to the Consolidated Financial Statements
All amounts in millions of $ unless otherwise stated

Note 1 – Basis of Presentation and Overview

The Consolidated Financial Statements include the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Net income (loss) includes the portion of the earnings of subsidiaries applicable to non-controlling interests. The income (loss) and equity attributable to non-controlling interests are disclosed separately in the Consolidated Statements of Operations and in the Consolidated Balance Sheets under non-controlling interests. We have reclassified certain prior period amounts to conform to current period presentation.

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

The vast majority of the Company’s revenue is derived from the sale of semiconductor products to distributors and direct customers. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the consideration to which the Company expects to be entitled. Variable consideration is estimated and includes the impact of discounts, price protection, product returns and distributor incentive programs. The estimate of variable consideration is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The process of evaluating these factors is subjective and requires estimates including, but not limited to, forecasted demand, returns, pricing assumptions and inventory levels. The estimate of variable consideration is not typically constrained because the Company has extensive experience with these contracts.

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

For sales to distributors, revenue is recognized upon transfer of control to the distributor. For some distributors, contractual arrangements are in place which allow these distributors to return products if certain conditions are met. These conditions generally relate to the time period during which a return is allowed and reflect customary conditions in the particular geographic market. Other return conditions relate to circumstances arising at the end of a product life cycle, when certain distributors are permitted to return products purchased during a pre-defined period after the Company has announced a product’s pending discontinuance. These return rights are a form of variable consideration and are estimated using the most likely method based on historical return rates in order to reduce revenues recognized. However, long notice periods associated with these announcements prevent significant amounts of product from being returned. For sales where return rights exist, the Company has determined, based on historical data, that only a small percentage of the sales of this type to distributors is actually returned. Repurchase agreements with direct customers or distributors are not entered into by the Company.

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
–We have substantially all economic benefits from the use of the asset; and
–We can direct the use of the identified asset.

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

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at January 1, 2019, the date of the adoption of ASC 842, or commencement date, if later, in determining the present value of future payments. The lease payments that are included in the lease liability are comprised of fixed payments (including in-substance fixed payments), less any lease incentives receivable; variable lease payments that depend on an index or rate; amounts expected to be payable by the lessee under residual value guarantees; the exercise price of a purchase option that the lessee is reasonably certain to exercise; and payments for terminating the lease unless it is reasonably certain that early termination will not occur. The lease right-of-use (ROU) asset includes any lease payment made and initial direct costs incurred. Our lease terms include the non-cancelable period for which a lessee has the right to use an underlying asset, together with both periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option; and the periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise the option.

For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, each lease payment is allocated between the liability and finance cost. The finance cost is charged to the consolidated statement of operations over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period. The finance lease asset is depreciated over the shorter of the asset's useful life and the lease term on a straight-line basis.
We have lease agreements with lease and non-lease components. Except for gas and chemical contracts, NXP did not make the election to treat the lease and non-lease components as a single component and considers the non-lease components as a separate unit of account.

Equity investments
NXP’s equity investments include equity method investments, marketable equity investments and non-marketable equity investments.

Equity method investments: NXP’s investments over which it has significant influence, but not control, are accounted for using the equity method. Under the equity method, the investment is initially recognized at cost. The carrying amount of the investment is adjusted to recognize changes in NXP’s share of net assets of the equity-accounted investee since the acquisition date. NXP’s share of the results of operations of the equity-accounted investees are recognized in ‘Results relating to equity-accounted investees’ on a one-quarter lag.

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

Goodwill
We record goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We assign the goodwill to our reporting unit based on the relative expected fair value provided by the acquisition. We perform an impairment assessment at least once annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of the reporting unit’s goodwill. We perform impairment tests using a fair value approach when necessary. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments and debt.

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

Foreign currencies
The Company uses the U.S. dollar as its reporting currency. The functional currency of the Company is the U.S. dollar. For consolidation purposes, the financial statements of the entities within the Company with a functional currency other than the U.S. dollar are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates on the applicable balance sheet dates. Income and expense items in the statements of operations, statements of comprehensive income and statements of cash flows are translated at monthly exchange rates in the periods involved.

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

	$ per € 1
	period end	average(1)	high	low
Year ended December 31, 2025	1.1738	1.1242	1.0400	1.1745
Year ended December 31, 2024	1.0404	1.0811	1.0551	1.1144
Year ended December 31, 2023	1.1073	1.0829	1.0540	1.1073
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

To the extent that a hedge is ineffective, the ineffective portion of the fair value change is recognized in the statements of operations. When the hedged net investment is disposed of, the corresponding amount in the accumulated other comprehensive income is transferred to the statement of operations as part of the profit or loss on disposal.

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

When cash flow hedge accounting is discontinued because it is not probable that a forecasted transaction will occur within a period of two months from the originally forecasted transaction date, the Company continues to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any changes in its fair value in earnings.

The gross notional amounts of the Company’s foreign currency derivatives by currency for the years ended December 31, 2025, and December 31, 2024, were as follows:

	2025	2024
Euro	1,052	922
Chinese renminbi	222	221
Great Britain pound	27	21
Indian rupee	7	53
Japanese yen	42	40
Malaysian ringgit	59	90
Mexican peso	31	22
Romanian leu	55	31
Swiss franc	36	33
New Taiwan dollar	172	170
Thai baht	113	110
Other	50	62

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

Other income (expense)
Other income (expense) primarily consists of gains and losses related to divestment of activities and subsidiaries, as well as gains and losses related to the sale of long-lived assets and other non-core operating items. This includes income derived from manufacturing service arrangements (MSA) and transitional service arrangements (TSA) that are put in place when we divest a business or activity as well as related expenditures.

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

Taxes due on Global Intangible Low-Taxed Income (GILTI) inclusions in the U.S. are recognized as a current period expense when incurred.

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

Share-based compensation
We recognize compensation expense for all share-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. NXP’s grants through the incentive plan are equity settled. Share-based compensation cost for restricted share units (RSUs) with time-based vesting is measured based on the closing fair market value of our common stock on the date of the grant, reduced by the present value of the estimated expected future dividends, and then multiplied by the number of RSUs granted. Share-based compensation cost for performance-based share units (PSUs) granted with performance or market conditions is measured using a Monte-Carlo simulation model on the date of grant.

The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our statements of operations. For stock options, PSUs and RSUs, the grant-date value, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. The vesting period for stock options is generally four years, for RSUs and PSUs it is generally three years.

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

We sell our products to direct customers and to distributors in various markets, who resell these products to direct customers or to their subcontract manufacturers. One of our distributors accounted for 23% of our revenue in 2025, 22% in 2024 and 21% in 2023. No other distributor accounted for greater than 10% of our revenue for 2025, 2024 or 2023. No direct customers accounted for more than 10% of our revenue for 2025, 2024 or 2023.

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

Recent accounting standards
Accounting Standards Adopted in 2025
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. In addition, the amendments require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and disclosure of income tax expense (or benefit) from continuing operations disaggregated. We adopted the new standard retrospectively for the fiscal year ending December 31, 2025.

New Accounting Standards Not Yet Adopted
In December 2025, the FASB issued Accounting Standards Update (ASU) 2025-10, Accounting for Government Grants Received by Business Entities. The amendments in ASU 2025-10 add guidance on the recognition, measurement, and presentation of government grants, leveraging the principles in IAS 20. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. We are currently evaluating the effect of this new guidance and do not expect it to have a material impact on our consolidated financial statements.

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

Note 3 – Acquisitions and Divestments

2025

TTTech Auto acquisition
On June 17, 2025, NXP announced the closing of the acquisition of 100% of TTTech Auto for $766 million in cash ($675 million net of cash acquired). TTTech Auto is a leader in innovating unique safety-critical systems and middleware for software-defined vehicles (SDVs). The TTTech Auto acquisition complements and expands NXP’s system and software offerings in the Automotive and Industrial & IoT end markets.

The fair values of the assets acquired, and liabilities assumed in the TTTech Auto acquisition, by major class, were recognized as follows:

Cash	91
Other assets	74
Other liabilities	(52)
Identified intangible assets	347
Goodwill	306
Net assets acquired	766

The purchase price allocation contains valuations related to certain assets and liabilities as some of the estimates and assumptions are subject to change within the measurement period as additional information becomes available.

Goodwill arising from the TTTech Auto acquisition is attributed to the anticipated growth from new product sales, sales to new customers, the assembled workforce, and synergies expected from the combination. The goodwill recognized is non-deductible for income tax purposes.

The identified intangible assets assumed were recognized as follows:

	Fair value	Weighted Average Estimated Useful Life (in Years)
Software	267	11.5
Technology	25	11.5
Customer relationships	50	8.5
Order backlog	5	3.5
Total identified intangible assets	347	10.9

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

Aviva Links acquisition
On October 24, 2025, NXP closed the previously announced acquisition of 100% of Aviva Links for $222 million in cash ($202 million net of cash acquired) and $26 million through the settlement of previously held investments in Aviva Links. Aviva Links is a provider of Automotive SerDes Alliance (ASA) compliant in-vehicle connectivity solutions. The Aviva Links acquisition complements and expands NXP’s automotive networking solutions in the

Automotive and Industrial & IoT end markets.
The fair values of the assets acquired, and liabilities assumed in the Aviva Links acquisition, by major class, were recognized as follows:

Other assets	20
Other liabilities	(64)
IPR&D	197
Goodwill	95
Net assets acquired	248

The purchase price allocation contains valuations related to certain assets and liabilities as some of the estimates and assumptions are subject to change within the measurement period as additional information becomes available.

Goodwill arising from the Aviva Links acquisition is attributed to the value related to new technological innovations from future product sales, sales to new customers, the assembled workforce, and synergies expected from the combination. The goodwill recognized is non-deductible for income tax purposes.

Acquired IPR&D is an intangible asset classified as an indefinite lived asset until the completion or abandonment of the associated research and development effort. IPR&D will be amortized over an estimated useful life to be determined at the date the associated research and development effort is completed, or expensed immediately when, and if, the project is abandoned. Acquired IPR&D is not amortized during the period that it is considered indefinite lived, but rather is subject to annual testing for impairment or when there are indicators for impairment.

The excess earnings method, a variant of the income approach, was applied to estimate the fair value of the IPR&D acquired. The fair value represents the present value of the projected cash flows that are expected to be generated by the IPR&D, adjusted for contributory asset charges related to other acquired assets.

Kinara, Inc. acquisition
On October 27, 2025, NXP closed the previously announced acquisition of 100% of Kinara, Inc. for $284 million in cash ($283 million net of cash acquired). Kinara is an industry leader in high performance, energy-efficient and programmable discrete neural processing units (NPUs). The Kinara acquisition complements and expands NXP’s solutions for AI-powered edge systems in the Industrial & IoT and Automotive end markets.

The fair values of the assets acquired, and liabilities assumed in the Kinara acquisition, by major class, were recognized as follows:

Other assets	6
Other liabilities	(59)
Identified intangible assets	254
Goodwill	83
Net assets acquired	284

The purchase price allocation contains valuations related to certain assets and liabilities as some of the estimates and assumptions are subject to change within the measurement period as additional information becomes available.

Goodwill arising from the Kinara acquisition is attributed to the value related to new technological innovations from future product sales, sales to new customers, the assembled workforce, and synergies expected from the combination. The goodwill recognized is non-deductible for income tax purposes.

The identified intangible assets assumed were recognized as follows:

	Fair value	Weighted Average Estimated Useful Life (in Years)
Existing Technology	191	9.2
IPR&D1	56	N/A
Customer relationships	7	8.2
Total identified intangible assets	254	9.2
1 IPR&D is an intangible asset classified as an indefinite lived asset until the completion or abandonment of the associated research and development effort. IPR&D will be amortized over an estimated useful life to be determined at the date the associated research and development effort is completed, or expensed immediately when, and if, the project is abandoned. Acquired IPR&D is not amortized during the period that it is considered indefinite lived, but rather is subject to annual testing for impairment or when there are indicators for impairment.

The excess earnings method, a variant of the income approach, was applied to estimate the fair values of the technology and IPR&D. The fair values represent the present values of the projected cash flows that are expected to be generated by the technology or IPR&D, adjusted for contributory asset charges related to other acquired assets. In addition, the existing customer relationships are valued using the distributor method, a variant of the income approach, in which a market-based distributor profit margin is used to allocate profits to this intangible asset.

Divestments
There were no material divestments during 2025.

2024
There were no material acquisitions or divestments during 2024.

Note 4 – Assets Held for Sale

In the second quarter of 2025, NXP management, in reviewing its portfolio, concluded that certain activities related to our MEMS sensors business line no longer fit the NXP strategic portfolio and took actions that resulted in the business line meeting the criteria to be classified as held for sale. On July 24, 2025, NXP reached a definitive agreement with STMicroelectronics International N.V., under which NXP will sell the business for an amount up to $950 million in cash, including $900 million at closing and up to an additional $50 million subject to the achievement of technical milestones. The carrying value of these assets held for sale as of December 31, 2025, are comprised of current assets of $91 million and non-current assets of $207 million, which consists primarily of goodwill of $170 million. On February 2, 2026, NXP completed the sale of the Company’s MEMS sensors business line under the aforementioned conditions.

During the fourth quarter of 2025, NXP management committed to selling the buildings and land at our Oak Hill site in Austin, Texas. The carrying amount of the site of $74 million has been classified as held for sale and is presented within current assets. The asset is available for immediate sale, is being actively marketed and management expects the sale to be completed within the next twelve months.

Note 5 - Supplemental Financial Information

Statement of Operations Information

Disaggregation of revenue
The following table presents revenue disaggregated by sales channel:

	2025	2024	2023
Distributors	7,051	7,203	7,195
Direct	5,084	5,291	5,963
Other	134	120	118
Total	12,269	12,614	13,276

Government assistance
The Company primarily benefits from country specific R&D tax credits ("RTC") (for the period ending December 31, 2025: $83 million; 2024: $82 million; 2023: $80 million) as well as direct grants in different jurisdictions (for the period ending December 31, 2025: $102 million; 2024: $100 million; 2023: $43 million).

The government assistance recorded in operating income are included in the following line items in the statement of operations:

	2025	2024	2023
Cost of revenue	7	4	5
Research and development	175	175	116
Selling, general and administrative	3	3	2
	185	182	123
The assets and liabilities related to the government assistance are classified in the following line items in the balance sheets:

	2025	2024
Other current assets	132	94
Other non-current assets	74	69
Other current liabilities	18	14
Other non-current liabilities	15	8

The duration of our RTC is indefinite while subject to future policy changes in the respective countries. RTC amounts received are subject to regular audits by the relevant governments. RTC receivables are, depending on their jurisdiction, settled against income or payroll taxes, or paid in cash within a maximum period of three years.

Our direct grants include those awarded under the European 2nd Important Project of Common European Interest on Microelectronics and Communication Technologies (“IPCEI ME/CT”) in multiple EU member states, the duration of which is planned to run until the end of 2029. The conditions to receive the IPCEI ME/CT government assistance include restrictions on eligible expenditures, employment retention, annual budget appropriations by the member states, compliance with member states’ regulations and project objectives and results, as well as repayment conditions.

Depreciation, amortization and impairment
Depreciation and amortization, including impairment charges, are as follows:

	2025	2024	2023
Depreciation of property, plant and equipment	560	630	652
Amortization of internal use software	43	30	20
Amortization of other identified intangible assets	229	265	434
Total	832	925	1,106

Depreciation of property, plant and equipment is primarily included in cost of revenue.

Other income (expense)
Income derived from manufacturing service arrangements (MSA) and transitional service arrangements (TSA) that are put in place when we divest a business or activity, is included in other income (expense). These arrangements are expected to decrease as the divested business or activity becomes more established.

The following table presents the split of other income (expense):

	2025	2024	2023
Result from MSA and TSA arrangements	(9)	(10)	(11)
Other, net	21	(45)	(4)
Total	12	(55)	(15)

Financial income (expense)

	2025	2024	2023
Interest income	145	160	187
Interest expense	(466)	(398)	(438)
Total other financial income (expense)	(63)	(80)	(58)
Total	(384)	(318)	(309)

Balance Sheet Information

Cash and cash equivalents
At December 31, 2025, and December 31, 2024, our cash balance was $3,267 million and $3,292 million, respectively, of which $361 million and $261 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2025 and 2024, no dividend was paid by SSMC. During the first quarter of 2026, SSMC declared a dividend of $150 million, of which $75 million is scheduled for distribution in the first quarter, with 38.8% being paid to our joint venture partner.

Equity Investments
At December 31, 2025, and December 31, 2024, the total carrying value of investments in equity securities is summarized as follows:

	2025	2024
Marketable equity securities	1	1
Non-marketable equity securities	118	71
Equity-accounted investments	826	300
	945	372

The total carrying value of investments in equity-accounted investees is summarized as follows:

	2025		2024
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	623	40.00%	134
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	180	10.00%	77
SMART Growth Fund, L.P.	—%	—	8.41%	39
SigmaSense, LLC	9.40%	—	10.64%	28
Others	—	23	—	22
		826		300
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s board of directors and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	2025	2024	2023
Company’s share in income (loss)	(8)	(13)	(7)
Other results[1]	(62)	1	—
	(70)	(12)	(7)
1 For the year ended December 31, 2025, other results includes the impairment of our equity method investment SigmaSense and the loss on the sale of our equity method investment Smart Growth Fund.

Other current liabilities
Other current liabilities at December 31, 2025, and December 31, 2024, consisted of the following:

	2025	2024
Accrued compensation and benefits	393	371
Dividend payable	256	258
Customer programs	57	131
Income taxes payable	83	114
Other	656	560
	1,445	1,434

Note 6 - Restructuring Charges
At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in the position of restructuring liabilities in 2025:

	Balance January 1, 2025	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2025
Restructuring liabilities	157	265	(153)	(5)	6	270
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2025, of $270 million is classified in the balance sheets under current liabilities ($189 million) and non-current liabilities ($81 million). During 2025, we have initiated and executed restructuring initiatives to streamline manufacturing capacity, reduce costs and align resources with our strategic priorities. The plans include workforce reductions, facility consolidations, and other cost-saving measures. The restructuring additions for 2025 were $265 million, primarily related to the following new programs:
–Involuntary restructuring programs: $167 million
–Hybrid manufacturing strategy: $63 million
–Other: $35 million

The following table presents the changes in the position of restructuring liabilities in 2024:

	Balance January 1, 2024	Additions	Utilized	Released	Other changes(1)	Balance December 31, 2024
Restructuring liabilities	101	147	(68)	(22)	(1)	157
(1)    Other changes primarily related to translation differences.

The total restructuring liability as of December 31, 2024, of $157 million is classified in the balance sheets under current liabilities ($147 million) and non-current liabilities ($10 million). The restructuring charges for 2024 consist of $146 million for personnel related costs for specific targeted actions under new global restructuring programs, offset by a $22 million release for an earlier program. The utilization of the restructuring liabilities mainly reflects the execution of ongoing restructuring programs the Company initiated in earlier years.

During 2023, the restructuring charges consist of $106 million for personnel related costs for specific targeted actions under new global restructuring programs, offset by an $8 million release for an earlier program.

The components of restructuring charges recorded in 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Personnel lay-off costs	265	146	104
Other exit costs	1	1	2
Release of provisions/accruals	(5)	(22)	(8)
Net restructuring charges	261	125	98

The restructuring charges recorded in operating income are included in the following line items in the statement of operations:

	2025	2024	2023
Cost of revenue	79	28	11
Research & development	100	57	59
Selling, general and administrative	82	40	28
Net restructuring charges	261	125	98

Note 7 - Income Taxes
In 2025, NXP generated income before income taxes of $2,663 million (2024: income of $3,099 million; 2023: income of $3,352 million). The components of income (loss) before income taxes are as follows:

Income (or loss) from continuing operations before income tax expense (or benefit)	2025	2024	2023
Domestic	1,263	1,444	1,398
Foreign	1,400	1,655	1,954
	2,663	3,099	3,352

The components of income tax benefit (expense) are as follows:

Income tax expense (or benefit) from continuing operations	2025	2024	2023
Current taxes:
Domestic	(232)	(305)	(271)
Foreign	(301)	(512)	(519)
	(533)	(817)	(790)
Deferred taxes:
Domestic	(17)	6	4
Foreign	25	266	263
	8	272	267
Total benefit (expense) for income taxes	(525)	(545)	(523)

NXP Semiconductors N.V. is domiciled in the Netherlands and therefore the federal statutory corporate income tax rate of 25.8% of the Netherlands as a percentage of income (loss) before income taxes is used as the starting point of the effective income tax rate reconciliation and is as follows:

	2025		2024		2023
	$	%	$	%	$	%
Statutory income tax rate in the Netherlands	687	25.8	800	25.8	865	25.8
Foreign tax effects
United States
Statutory tax rate difference between United States and the Netherlands	(34)	(1.3)	(52)	(1.7)	(66)	(2.0)
R&D tax credits	(47)	(1.8)	(59)	(1.9)	(66)	(2.0)
Foreign-derived intangible income	(67)	(2.5)	(127)	(4.1)	(148)	(4.4)
Other	20	0.8	10	0.3	7	0.2
Taiwan	25	0.9	*	*	*	*
Other foreign jurisdictions	16	0.6	27	0.9	9	0.3
Effect of Cross-border Tax Laws	16	0.6	23	0.7	—	—
Tax Credits	(8)	(0.3)	(8)	(0.3)	(7)	(0.2)
Changes in Valuation Allowances	1	—	(2)	(0.1)	(2)	(0.1)
Nontaxable or Nondeductible Items
Netherlands tax incentive	(99)	(3.7)	(113)	(3.6)	(112)	(3.3)
Other	13	0.5	19	0.6	15	0.4
Changes in Unrecognized Tax Benefits	7	0.3	28	0.9	28	0.8
Other Adjustments	(5)	(0.2)	(1)	—	1	0.1
Effective Tax Rate	525	19.7	545	17.6	523	15.6
* The amount of the individual reconciling item during the year does not meet the 5% disaggregation threshold and is included in "Other foreign jurisdictions".

The effective income tax rate for 2025 was 19.7% compared to 17.6% for 2024. The increase was primarily driven by a different mix of income tax expense across our operating jurisdictions, as well as lower U.S. and NL tax incentives in 2025 due to a decrease in qualifying income and R&D expenses. In addition, the One Big Beautiful Bill Act was enacted in the U.S., which reduced the amount of claimable R&D tax credits. Taiwan also had higher tax expense in 2025 due to less undistributed earnings being considered indefinitely reinvested due to changes in the supply chain. These increases were partially offset by tax benefits from settlements with tax authorities.

The effective income tax rate for 2024 was 17.6% compared to 15.6% for 2023. The increase in the effective income tax rate was primarily due to a different mix of the benefit (provision) for income taxes in our operating locations, newly enacted alternative minimum tax law (also known as Pillar Two) that is applicable in the Netherlands as per 2024, and lower U.S. tax incentives in 2024 as a result of a decrease in qualifying income. In addition, in 2023 new guidance was released by the Internal Revenue Service to clarify the treatment of specified research and experimental expenditures under Section 174.

The Company benefits from income tax holidays in certain jurisdictions which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. The predominant income tax holiday is expected to expire at the end of 2026. The impact of this tax holiday decreased foreign income taxes by $13 million in 2025 (2024: $7 million; 2023: $13 million). The benefit of this tax holiday on net income per share (diluted) was $0.05 in 2025 (2024: $0.03; 2023: $0.05).

Deferred tax assets and liabilities
The principal components of deferred tax assets and liabilities are presented below:

	2025	2024
Operating loss and tax credit carryforwards	343	250
Disallowed interest and tax incentive carryforwards	5	37
Identified intangible assets, net	769	791
Property, plant and equipment, net	28	20
Other accrued liabilities	162	211
Pensions	38	53
Other non-current liabilities	65	72
Share-based compensation	10	11
Restructuring liabilities	52	29
Receivables	70	90
Inventories	12	15
Total Deferred Tax Assets	1,554	1,579
Valuation allowance	(176)	(140)
Total Deferred Tax Assets, net of valuation allowance	1,378	1,439

Undistributed earnings of foreign subsidiaries	(51)	(35)
Goodwill	(147)	(132)
Other current and non-current assets	(65)	(70)
Total Deferred Tax Liabilities	(263)	(237)
Net Deferred Tax Position	1,115	1,202

The classification of the deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets is as follows:

	2025	2024
Deferred tax assets within non-current assets	1,213	1,251
Deferred tax liabilities within other non-current liabilities	(98)	(49)
	1,115	1,202

The Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income or income taxes payable in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The realization of our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The valuation allowance increased by $36 million during 2025 (2024: $4 million decrease). The valuation allowance increased due to acquisitions for an amount of $16 million, due to a current year unrecognized tax benefit of $12 million and the remainder of the increase relates to changes in estimates of prior years' income taxes.

We consider all available evidence in forming a judgment regarding the valuation allowance as of December 31, 2025, including events that occur subsequent to year end but prior to the issuance of the financial statements. The deferred tax assets are recognized to the extent that we consider it more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including reversal of existing temporary differences, projected future taxable income and tax planning strategies.

At December 31, 2025, tax loss carryforwards of $759 million (inclusive of $132 million of U.S. state tax losses) will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2025	2026	2027	2028	2029	2030	2031-2035	later	unlimited
Tax loss carryforwards	759	3	4	—	28	34	34	68	588
This overview is excluding carried forward tax incentives of $22 million which have an unlimited expiration date.

The Company also has tax credit carryforwards of $229 million (excluding the effect of unrecognized tax benefits), which are available to offset future tax, if any, and which will expire as follows:

	Balance	Scheduled expiration
	December 31,
	2025	2026	2027	2028	2029	2030	2031-2035	later	unlimited
Tax credit carryforwards	229	22	7	7	10	11	51	50	71

The net income tax payable (excluding the liability for unrecognized tax benefits) as of December 31, 2025, amounted to $16 million (2024: net income tax payable of $56 million) and includes amounts directly receivable from or payable to tax authorities. The amounts of cash paid for income taxes (net of refunds) by the Company are as follows:

Income taxes, net of refunds	2025	2024	2023
Federal (National)	225	255	258
Foreign
United States	178	449	463
Japan	*	*	64
China	42	*	*
Taiwan	42	*	*
Other	94	163	134
Total	581	867	919
* The amount of cash paid for income taxes (net of refunds) during the year does not meet the 5% disaggregation threshold and is included in "Other".

The Company does not indefinitely reinvest the majority of the undistributed earnings of its subsidiaries. Consequently, the Company has recognized a deferred tax liability of $51 million at December 31, 2025 (2024: $35 million) for the additional income taxes and withholding taxes payable upon the future remittances of these earnings of foreign subsidiaries. No deferred tax liability has been recorded by the Company for the undistributed earnings which are considered to be indefinitely reinvested although the timing of the reversal can be controlled. Upon repatriation of those earnings, the Company would be subject to tax of $73 million, which is not recognized as deferred tax liability at December 31, 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	2025	2024	2023
Balance as of January 1	203	186	173
Translation differences	(1)	(1)	—
Lapse of statute of limitations	(7)	(2)	(3)
Increases from tax positions taken during prior periods	5	11	13
Decreases from tax positions taken during prior periods	—	—	(3)
Increases from tax positions taken during current period	11	9	11
Decreases relating to settlements with the tax authorities	(18)	—	(5)
Balance as of December 31	193	203	186

Of the total unrecognized tax benefits at December 31, 2025, $174 million, if recognized, would impact the effective tax rate. All other unrecognized tax benefits, if recognized, would not affect the effective tax rate as these would be offset by compensating adjustments in the Company’s deferred tax assets that would be subject to valuation allowance based on conditions existing at the reporting date.

The Company classifies interest related to an underpayment of income taxes as financial expense and penalties as income tax expense. The total related interest and penalties recorded during the year 2025 amounted to a $20 million expense (2024: $24 million expense; 2023: $16 million expense). As of December 31, 2025, the Company has recognized a liability for related interest and penalties of $74 million (2024: $55 million; 2023: $32 million).

The Company files income tax returns in the Netherlands, the United States and in various other foreign jurisdictions. Tax filings of our subsidiaries are routinely audited in the normal course of business by tax authorities around the world. Tax years that remain subject to examination by major tax jurisdictions: the Netherlands (2021-2024), Germany (2017-2024), United States (2005-2024), China (2015-2024), Taiwan (2020-2024), Thailand (2020-2024), Malaysia (2018-2024) and India (2004, 2006-2024).

Note 8 - Accounts Receivable, net
Accounts receivable, net are summarized as follows:

	2025	2024
Accounts receivable from third parties	1,055	1,032
Allowance for credit loss	—	—
	1,055	1,032

The following table presents accounts receivable, net disaggregated by sales channel:

	2025	2024
Distributors	276	119
Direct	753	894
Other	26	19
	1,055	1,032

Note 9 - Inventories, net
Inventories are summarized as follows:

	2025	2024
Raw materials	92	109
Work in process	1,778	1,576
Finished goods	707	671
	2,577	2,356

The portion of finished goods stored at customer locations under consignment amounted to $18 million as of December 31, 2025 (2024: $20 million).

The amounts recorded above are net of an allowance for obsolescence of $152 million as of December 31, 2025 (2024: $150 million).

Note 10 - Property, Plant and Equipment, net
The following table presents details of the Company’s property, plant and equipment, net of accumulated depreciation:

	Useful Life (in years)	2025	2024
Land		175	189
Buildings	9 to 50	1,767	1,884
Machinery and installations	2 to 10	5,664	5,575
Other Equipment	1 to 10	1,108	1,030
Prepayments and construction in progress		629	734
		9,343	9,412
Less accumulated depreciation		(6,366)	(6,145)
Property, plant and equipment, net of accumulated depreciation		2,977	3,267

Note 11 - Identified Intangible Assets
The changes in identified intangible assets were as follows:

Total
Balance as of January 1, 2024
Cost	2,264
Accumulated amortization/impairment	(1,342)
Book value	922
Changes in book value:
Acquisitions/additions	210
Amortization	(295)
Translation differences	(1)
Total changes	(86)
Balance as of December 31, 2024
Cost	1,873
Accumulated amortization/impairment	(1,037)
Book value	836
Changes in book value:
Acquisitions/additions	980
Transfer to assets held for sale	(8)
Amortization	(272)
Translation differences	11
Total changes	711
Balance as of December 31, 2025
Cost	2,367
Accumulated amortization/impairment	(820)
Book value	1,547

Identified intangible assets as of December 31, 2025, and 2024 respectively were composed of the following:

	December 31, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
IPR&D(1)	276	—	24	—
Customer-related	835	(428)	790	(400)
Technology-based	1,256	(392)	1,059	(637)
Identified intangible assets	2,367	(820)	1,873	(1,037)
(1)  IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2026	263
2027	239
2028	179
2029	129
2030	124
Thereafter	613
All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 7 years as of December 31, 2025.

Note 12 - Goodwill
The changes in goodwill in 2025 and 2024 were as follows:

	2025	2024
Balances as of January 1
Cost	10,044	10,069
Accumulated impairment	(114)	(114)
Book value	9,930	9,955
Changes in book value:
Acquisitions	488	—
Transfer to assets held for sale	(170)	—
Translation differences	51	(25)
Total changes	369	(25)
Balances as of December 31
Cost	10,413	10,044
Accumulated impairment	(114)	(114)
Book value	10,299	9,930
No goodwill impairment charges were required to be recognized in 2025 or 2024.

The fair value of the reporting unit substantially exceeds the carrying value of the reporting unit.

Note 13 - Postretirement Benefit Plans

Pensions
Our employees participate in employee pension plans in accordance with legal requirements, customs and the related matters in the respective countries. These are defined benefit pension plans, defined contribution plans and multi-employer plans.

The Company’s employees in The Netherlands participate in a multi-employer plan, implemented for the employees of the Metal and Electrical Engineering Industry ("Bedrijfstakpensioenfonds Metalektro" or "PME") in accordance with the mandatory affiliation to PME effective for the industry in which NXP operates. As this affiliation is a legal requirement for the Metal and Electrical Engineering Industry, it has no expiration date. This PME multi-employer plan (a career average plan) covers 1,566 companies and 629,500 participants. The plan monitors its risk on an aggregate basis, not by company or participant and can therefore not be accounted for as a defined benefit plan. The pension fund rules state that the only obligation for affiliated companies will be to pay the annual plan contributions. There is no obligation for affiliated companies to fund plan deficits. Affiliated companies are also not entitled to any possible surpluses in the pension fund.

Every participating company contributes the same fixed percentage of its total pension base, being pensionable salary minus an individual offset. The Company’s pension cost for any period is the amount of contributions due for that period.

The contribution rate for the mandatory scheme will remain 27.98% in 2026, same as 2025.

PME multi-employer plan	2025	2024	2023
NXP’s contributions to the plan	40	38	33
(including employees’ contributions)	8	7	8
Average number of NXP’s active employees participating in the plan	2,323	2,351	2,338
NXP’s contribution to the plan exceeded more than 5 percent of the total contribution (as of December 31 of the plan’s year end)	No	No	No

The amount for pension costs included in the statement of operations for the year 2025 was $123 million (2024: $125 million; 2023: $123 million) of which $61 million (2024: $67 million; 2023: $69 million) represents defined contribution plans and $32 million (2024: $31 million; 2023: $30 million) represents the PME multi-employer plans.

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

The total ongoing cost of defined benefit plans amounted to $30 million in 2025 (2024: a cost of $27 million; 2023: a cost of $24 million).

The table below provides a summary of the changes in the pension benefit obligations and defined benefit pension plan assets for 2025 and 2024, associated with the Company’s dedicated plans, and a reconciliation of the funded status of these plans to the amounts recognized in the balance sheets.

	2025	2024
Projected benefit obligation
Projected benefit obligation at beginning of year	561	605
Service cost	15	14
Interest cost	19	18
Actuarial (gains) and losses	(45)	(11)
Curtailments and settlements	(5)	—
Benefits paid	(27)	(30)
Exchange rate differences	54	(35)
Projected benefit obligation at end of year	572	561
Plan assets
Fair value of plan assets at beginning of year	201	213
Actual return on plan assets	13	6
Employer contributions	26	26
Curtailments and settlements	(1)	—
Benefits paid	(26)	(29)
Exchange rate differences	17	(15)
Fair value of plan assets at end of year	230	201
Funded status	(342)	(360)
Classification of the funded status is as follows
– Prepaid pension cost within non-current assets	26	8
– Accrued pension cost within other non-current liabilities	(354)	(356)
– Accrued pension cost within accrued liabilities	(14)	(12)
Total	(342)	(360)
Accumulated benefit obligation
Accumulated benefit obligation for all Company-dedicated benefit pension plans	545	535
Plans with assets less than accumulated benefit obligation (including unfunded plans)
– Fair value of plan assets	58	88
– Accumulated benefit obligations	400	431
Amounts recognized in accumulated other comprehensive income (before tax)
Total AOCI at beginning of year	46	60
– Net actuarial loss (gain)	(58)	(11)
– Exchange rate differences	1	(3)
Total AOCI at end of year	(11)	46

The net amount of projected benefit obligation and plan assets for all underfunded (including unfunded) pension plans was $342 million and $360 million at December 31, 2025, and 2024, respectively, and was classified as liabilities and non-current assets in the balance sheets.

For the year ended December 31, 2025, actuarial gains were primarily related to increases in discount rates of approximately 60 basis points on a weighted basis offset by experience losses related to salary and pension indexation adjustments being higher than our long-term assumptions. For the year ended December 31, 2024, actuarial gains were primarily related to increases in discount rates of approximately 10 basis points on a weighted basis offset by experience losses related to salary and pension indexation adjustments being higher than our long-term assumptions.

The weighted average assumptions used to calculate the projected benefit obligations were as follows:

	2025	2024
Discount rate	3.9%	3.3%
Rate of compensation increase	2.2%	2.2%
The weighted average assumptions used to calculate the net periodic pension cost were as follows:

	2025	2024	2023
Discount rate	3.3%	3.2%	3.3%
Expected returns on plan assets	3.1%	3.4%	2.9%
Rate of compensation increase	2.2%	2.2%	2.2%

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

The components of net periodic pension costs were as follows:

	2025	2024	2023
Service cost	15	14	12
Interest cost on the projected benefit obligation	19	18	18
Expected return on plan assets	(7)	(7)	(6)
Amortization of net (gain) loss	3	2	0
Net periodic cost	30	27	24

The components of net periodic pension cost other than the service cost component are included in Other financial income (expense) in the statements of operations.

Plan assets
The actual pension plan asset allocation at December 31, 2025, and 2024 is as follows:

	2025	2024
Asset category:
Equity securities	30%	27%
Debt securities	34%	35%
Insurance contracts	7%	7%
Other	29%	31%
	100%	100%

We met our target plan asset allocation. The investment objectives for the pension plan assets are designed to generate returns that, along with the future contributions, will enable the pension plans to meet their future obligations. The investments in our major defined benefit plans largely consist of government bonds, “Level 2” Corporate Bonds and cash to mitigate the risk of interest fluctuations. The asset mix of equity, bonds, cash and other categories is evaluated by an asset-liability modeling study for our largest plan. The assets of funded plans in other countries mostly have a large proportion of fixed income securities with return characteristics that are aligned with changes in the liabilities caused by discount rate volatility. Total pension plan assets of $230 million include $182 million related to the German and Japanese pension funds.

The following table summarizes the classification of these assets.

	2025			2024
	Level I	Level II	Level III	Level I	Level II	Level III
Equity securities	—	56	—	—	48	—
Debt securities	16	34	—	11	33	—
Insurance contracts	—	15	—	—	13	—
Other	6	28	27	7	26	23
	22	133	27	18	120	23

The Company currently expects to make $8 million of employer contributions to defined benefit pension plans and $13 million of expected cash payments in relation to unfunded pension plans in 2026.

Estimated future pension benefit payments
The following benefit payments are expected to be made (including those for funded plans):

2026	30
2027	30
2028	32
2029	35
2030	37
Years 2031-2035	203

Postretirement health care benefits
In addition to providing pension benefits, NXP provides retiree healthcare benefits in the U.S. which are accounted for as defined benefit plans.

The accumulated postretirement benefit obligation at the end of 2025 equals $1 million (2024: $1 million).

Note 14 - Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of December 31, 2025, we had no commercial paper notes outstanding.

Long-term debt
The following table summarizes the outstanding long-term debt as of December 31, 2025, and 2024:

	2025			2024
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 2.7% senior unsecured notes	May, 2025	—	2.700	500	2.700
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	500	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 4.30% senior unsecured notes	Aug, 2028	500	4.300	—	—
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 4.85% senior unsecured notes	Aug, 2032	300	4.850	—	—
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 5.25% senior unsecured notes	Aug, 2035	700	5.250	—	—
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	500	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Fixed-rate 4.45% EIB Facility A Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility B Loan	Feb, 2031	370	4.709	—	—
Total principal		12,290		10,920
Unamortized discounts, premiums and debt issuance costs		(68)		(66)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		12,222		10,854
Current portion of long-term debt		(1,250)		(500)
Long-term debt		10,972		10,354

	Range of interest rates	Average rate of interest	Principal amount outstanding 2025	Due in 2026	Due after 2026	Due after 2030	Average remaining term (in years)	Principal amount outstanding 2024
USD notes	2.50%- 5.55%	3.9%	11,250	1,250	10,000	6,000	6.8	10,250
Revolving Credit Facility (RCF) (1)	—%	—%	—	—	—	—	0	—
Bank borrowings	4.45%- 4.71%	4.5%	1,040	—	1,040	370	5.0	670
		3.9%	12,290	1,250	11,040	6,370	6.6	10,920

(1)We do not have any borrowings under the $2,500 million RCF as of December 31, 2025.

As of December 31, 2025, the following principal amounts of long-term debt are due in the next 5 years:

2026	1,250
2027	1,000
2028	1,000
2029	1,000
2030	1,670
Due after 5 years	6,370
12,290

As of December 31, 2025, the book value of our outstanding long-term debt was 12,290 less debt issuance costs of $40 million and original issuance/debt discount of $28 million.

As of December 31, 2025, we had no aggregate principal amount of variable interest rate indebtedness under our loan agreements. The remaining tenor of unsecured debt is on average 6.6 years.

Accrued interest as of December 31, 2025, is $102 million (December 31, 2024: $76 million).

2025 Financing Activities
On January 13, 2025, NXP B.V. entered into a facility agreement with the European Investment Bank, (“EIB Facility B”), which provides for a €360 million unsecured senior loan facility. The proceeds from borrowings under the EIB Facility B are expected to be used to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries.

On May 1, 2025, we repaid the $500 million aggregate principal amount of outstanding 2.7% senior unsecured notes due 2025 at maturity using available cash.

On August 19, 2025, NXP B.V., together with NXP Funding LLC and NXP USA, Inc., issued $500 million of 4.3% senior unsecured notes due August 19, 2028, $300 million of 4.85% senior unsecured notes due August 19, 2032, and $700 million of 5.25% senior unsecured notes due August 19, 2035.

Subsequent events
On January 5, 2026, we repaid the $500 million aggregate principal amount of outstanding 5.35% senior unsecured notes due March 1, 2026, using available cash.

On February 6, 2026, NXP B.V., together with NXP Funding LLC and NXP USA, Inc., amended and restated its revolving credit agreement entered into on August 26, 2022. The second amended and restated revolving credit agreement provides for $3 billion of senior unsecured revolving credit commitments and is scheduled to mature on February 6, 2031.

2024 Financing activities
On November 21, 2024, NXP B.V., NXP Funding LLC and NXP USA Inc. entered into definitive documentation to establish an unsecured Commercial Paper Program under which, on a joint and several basis, short-term, unsecured commercial paper notes may be issued. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate principal amount of commercial paper notes outstanding under the Commercial Paper Program at any time not to exceed

$2,000 million. The net proceeds of issuances of the commercial paper notes are expected to be used for general corporate purposes.

On November 22, 2024, NXP B.V. entered into a facility agreement with the European Investment Bank, (“EIB Facility A”), which provides for a €640 million unsecured senior loan facility. The proceeds from borrowings under the EIB Facility A are expected to be used to fund the research, development and innovation of semiconductor devices, technologies and solutions in five European countries.

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
No portion of long-term and short-term debt as of December 31, 2025, and December 31, 2024, has been secured by collateral on substantially all of the Company’s assets and of certain of its subsidiaries.
We are in compliance with all covenants under our debt agreements as of December 31, 2025.

Note 15 – Leases
Operating and finance lease assets relate to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). These leases, except for land leases, have remaining lease terms of 1 to 16 years (land leases 3 to 73 years), some of which may include options to extend the leases for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of December 31, 2025, assets recorded under finance leases amounted to $92 million and accumulated depreciation associated with finance leases was $28 million (December 31, 2024: $82 million and $25 million, respectively). Finance lease liabilities amounted to $15 million as of December 31, 2025 (December 31, 2024: $17 million).

Operating lease expense for each year was as follows:

	2025	2024	2023

Operating lease cost	66	66	68

Supplemental cash flows information related to operating lease as follow:
Operating cash flows from operating leases	64	64	66

Right-of-use assets obtained in exchange for lease obligations	28	78	55

Weighted average remaining lease term	7 years	7 years	6 years

Weighted average discount rate	4%	4%	4%
Future minimum lease payments for operating leases as of December 31, 2025, were as follows:

As of
December 31, 2025

2026	69
2027	58
2028	51
2029	38
2030	29
Thereafter	70
Total future minimum lease payments	315
Less: imputed interest	41
Total	274

Rent expense amounted to $15 million in 2025 compared to $12 million in 2024 and $11 million in 2023 (containing services related to leased assets as well as short-term leases).

Lease liabilities related to operating leases are split between current and non-current as follows:

	As of December 31,
	2025	2024
Other current liabilities	59	52
Other non-current liabilities	215	223
Total	274	275
Operating lease right-of-use assets are $256 million as of December 31, 2025 (December 31, 2024: $265 million) and are included in other non-current assets in the balance sheets.

Note 16 - Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of December 31, 2025, other than commitments directly with our foundry joint ventures, the Company had purchase commitments of $3,087 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $969 million in equity through 2027. NXP has committed to contribute an additional $345 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,096 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $404 million in equity through 2029.

Legal Proceedings
We are regularly involved as plaintiffs or defendants in claims and litigation relating to a variety of matters such as contractual disputes, personal injury claims, employee grievances and intellectual property litigation. In addition, our acquisitions, divestments and financial transactions sometimes result in, or are followed by, claims or litigation. Some of these claims may possibly be recovered from insurance reimbursements. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position. However, such outcomes may be material to our consolidated statement of operations for a particular period. The Company records an accrual for any claim that arises whenever it considers that it is probable that it is exposed to a loss contingency, and the amount of the loss contingency can be reasonably estimated. The Company does not record a gain contingency until the period in which all contingencies are resolved, and the gain is realized or realizable. Legal fees are expensed when incurred.

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

Motorola Personal Injury Lawsuits
The Company has assisted Motorola in the defense of personal injury lawsuits pursuant to indemnity obligations under the agreement that separated Freescale from Motorola in 2004. At the beginning of 2025, there were lawsuits pending in the Circuit Court of Cook County, Illinois, alleging a connection between work in semiconductor manufacturing clean room facilities and birth defects in 21 individuals, with alleged exposures occurring between 1980 and 2005. During the year ended December 31, 2025, and subsequent to year end prior to the date of this report, the Company reached agreements to resolve all previously disclosed clean room cases, and there are no pending lawsuits related to these matters. Accordingly, the Company does not anticipate any further financial impact arising from these claims once settled. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage.

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $75 million accrued for potential and current legal proceedings pending as of December 31, 2025, compared to $281 million accrued at December 31, 2024 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities.” As of December 31, 2025, the Company’s balance related to insurance reimbursements was $56 million (December 31, 2024: $259 million) and is included in “Other current assets.”

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. Given that the known pending legal proceedings with a potentially material aggregate exposure of possible losses were either settled during the year ended December 31, 2025, or subsequent to year end prior to the date of this report, the Company does not reasonably anticipate any additional potential aggregate exposure of possible loss in excess of the amount accrued.

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

As of December 31, 2025, we have recorded $95 million for environmental remediation costs (2024: $95 million), which are primarily included in other non-current liabilities in the accompanying balance sheets. This amount represents the undiscounted future cash flows of our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible.

Note 17 - Stockholders’ Equity and Earnings per Share
The share capital of the Company as of December 31, 2025, consists of 1,076,257,500 authorized shares, including 430,503,000 authorized shares of common stock, and 645,754,500 authorized but unissued shares of preferred stock.

For repurchases of shares in 2023, 2024 and 2025, the board of directors of NXP ("the Board") made use of the authorizations renewed by the annual general meeting of shareholders on June 1, 2022, May 24, 2023, May 29, 2024, and June 11, 2025, respectively. The Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In March 2021, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2021 Share Repurchase Program"), and in August 2021, the Board increased the 2021 Share Repurchase Program authorization by $2 billion, for a total of $4 billion approved for the repurchase of shares under the 2021 Share Repurchase Program. In January 2022, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2022 Share Repurchase Program"). In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program").

During the fiscal year ended December 31, 2025, NXP repurchased 4.4 million shares, for a total of approximately $0.9 billion, and during the year ended December 31, 2024, NXP repurchased 5.7 million shares, for a total of approximately $1.4 billion. The number of issued NXP shares is 274,519,638 as per December 31, 2024, and 274,519,638 as per December 31, 2025, with each share of common stock having a par value of €0.20 or a nominal stock capital of €55 million (2024: €55 million).

Cash dividends
The following dividends were declared in 2025, 2024 and 2023 under NXP’s quarterly dividend program:

	2025	2024	2023
Dividends declared (in millions)	1,025	1,035	1,048
Dividends declared (per share)	4.056	4.056	4.056

Share-based awards
The Company has granted share-based awards to the members of our board of directors, management team, our other executives, selected other key employees/talents of NXP and selected new hires to receive the Company’s shares in the future. See Note 18, “Share-based Compensation.”

Treasury shares
From time to time, last on June 11, 2025, the General Meeting of Shareholders authorizes the Board of Directors to repurchase shares of our common stock. On that basis, the Board of Directors has approved various share repurchase programs. In accordance with the Company’s policy to provide share-based awards from its treasury share inventory, shares which have been repurchased and are held in treasury for delivery upon exercise of options and under restricted and performance share programs, are accounted for as a reduction of stockholders’ equity. Treasury shares are recorded at cost, representing the market price on the acquisition date. When issued, shares are removed from treasury shares on a first-in, first-out (FIFO) basis.

Differences between the cost and the proceeds received when treasury shares are reissued, are recorded in capital in excess of par value. Deficiencies in excess of net gains arising from previous treasury share issuances are charged to retained earnings.
The following transactions took place resulting from employee option and share plans:

	2025	2024	2023
Total shares in treasury at beginning of year	20,195,011	17,329,585	15,056,232
Total cost	4,004	3,210	2,799
Shares acquired under repurchase program	4,357,898	5,726,770	5,460,135
Average price in $ per share	206.29	239.74	192.16
Total cost of repurchases	899	1,373	1,049
Shares delivered	2,887,975	2,861,344	3,186,782
Average price in $ per share	214.63	202.22	200.38
Amounts received from contributions and option proceeds	83	82	71
Total shares in treasury at end of year	21,664,934	20,195,011	17,329,585
Total cost	4,283	4,004	3,210
s

Shareholder tax on repurchased shares
Under Dutch tax law, the repurchase of a company’s shares by an entity in the Netherlands is a taxable event (unless exemptions apply). The tax on the repurchased shares is attributed to the shareholders, with NXP making the payment on the shareholders’ behalf. As such, the tax on the repurchased shares is accounted for within stockholders’ equity.

Earnings per share
The computation of earnings per share (EPS) is presented in the following table:

	2025	2024	2023
Net income (loss)	2,068	2,542	2,822
Less: Net income (loss) attributable to non-controlling interests	47	32	25
Net income (loss) attributable to stockholders	2,021	2,510	2,797

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	252,703	255,208	258,381
Plus incremental shares from assumed conversion of:
Options 1)	69	141	188
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,559	2,499	2,801
Dilutive potential common share	1,628	2,640	2,989
Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands) 1)	254,331	257,848	261,370

EPS attributable to stockholders in $:
Basic net income (loss)	8.00	9.84	10.83
Diluted net income (loss)	7.95	9.73	10.70
1)There were no stock options to purchase shares of NXP’s common stock that were outstanding in 2025 (2024: none; 2023: none) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
2)There were 0.3 million unvested RSUs, PSUs and equity rights that were outstanding in 2025 (2024: 0.1 million; 2023: no shares) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met.

Note 18 - Share-based Compensation
Share-based compensation expense is included in the following line items in our statement of operations:

	2025	2024	2023
Cost of revenue	59	59	54
Research and development	237	234	211
Selling, general and administrative	166	168	146
	462	461	411
The income tax (expense) benefit recognized in net income related to share-based compensation expenses was $36 million (includes $5 million of excess tax benefits), $46 million (includes $15 million of excess tax benefits) and $36 million (includes $9 million of excess tax benefits) for the years ended December 31, 2025, 2024 and 2023, respectively.

Long Term Incentive Plan (LTIP)
The LTIP was introduced in 2010 and is a broad-based long-term retention program to attract, retain and motivate talented employees as well as align stockholder and employee interests. The LTIP provides share-based compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted include performance shares, stock options and restricted shares. Awards granted generally will become fully vested upon a termination event occurring within one year following a change in control, as defined. A termination event is defined as either termination of employment or services other than for cause or constructive termination resulting from a significant reduction in either the nature or scope of duties and responsibilities, a reduction in compensation or a required relocation. The number of shares authorized and available for awards at December 31, 2025, was 14.4 million.

A charge of $450 million was recorded in 2025 for the LTIP (2024: $448 million; 2023: $398 million).

A summary of the activity for our LTIP during 2025 is presented below.

Stock options

At December 31, 2025, there were no (2024: none) unrecognized compensation cost related to non-vested stock options.

	Stock options	Weighted average exercise price in USD	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2025	143,867	74.01
Exercised	126,121	73.74
Forfeited	2,370	73.00
Outstanding at December 31,2025	15,376	76.31	0.1	2
Exercisable at December 31,2025	15,376	76.31	0.1	2

No options were granted in 2025, 2024 and 2023.

The intrinsic value of the exercised options was $18 million (2024: $21 million; 2023: $13 million), whereas the amount received by NXP was $9 million (2024: $7 million; 2023: $5 million). The tax benefit realized from stock options exercised during fiscal 2025, 2024, and 2023 was $36 million, $45 million, and $36 million, respectively.

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

The fair value of the PSUs is calculated using a Monte Carlo valuation model, utilizing assumptions underlying the Black-Scholes methodology:

PSU grant assumptions	2025	2024	2023
Expected life (years)	3	3	3
Risk-free interest rate	3.47%	4.07%	4.59%
Dividend yield	1.9%	1.8%	2.2%
NXP share price volatility	39%	39%	39%
Initial TSR	(3.5)%	(5.7)%	(0.2)%

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2025	970,348	218.85
Granted	255,721	236.69
Performance based adjustment 1)	(167,034)	188.49
Vested	166,929	188.64
Forfeited	158,068	234.25
Outstanding at December 31, 2025	734,038	235.53
1) The amount shown represents performance adjustments for performance-based awards granted on November 1, 2022. These units vested at 50.00% during 2025 based on the achievement of Relative TSR performance conditions.

In 2025, the weighted average grant date fair value of performance share units granted was $236.69 (2024: $258.20; 2023: $214.02). The fair value of the performance share units at the time of vesting was $34 million (2024: $38 million; 2023: $83 million).

At December 31, 2025, there was a total of $97 million (2024: $118 million; 2023: $109 million) of unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted-average period of 2.2 years (2024: 1.8 years; 2023: 2.0 years).

Restricted share units

	Shares	Weighted average grant date fair value in USD
Outstanding at January 1, 2025	4,411,640	190.76
Granted	1,982,993	205.23
Vested	2,226,724	178.97
Forfeited	309,920	195.23
Outstanding at December 31, 2025	3,857,989	204.64

The weighted average grant date fair value of restricted share units granted in 2025 was $205.23 (2024: $218.60; 2023: $178.69). The fair value of the restricted share units at the time of vesting was $461 million (2024: $526 million; 2023: $372 million).

At December 31, 2025, there was a total of $672 million (2024: $700 million; 2023: $685 million) of unrecognized compensation cost related to non-vested restricted share units. This cost is expected to be recognized over a weighted-average period of 1.6 years (2024: 1.6 years; 2023: 1.6 years).

Note 19 - Accumulated Other Comprehensive Income (Loss)
Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the statements of operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2023	177	1	(88)	90
Other comprehensive income (loss) before reclassifications	(111)	(18)	14	(115)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	10	—	10
Income tax effects	—	2	(4)	(2)
Other comprehensive income (loss)	(111)	(6)	10	(107)
As of December 31, 2024	66	(5)	(78)	(17)
Other comprehensive income (loss) before reclassifications	181	11	58	250
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	—	(2)
Income tax effects	—	(2)	(16)	(18)
Other comprehensive income (loss)	181	7	42	230
As of December 31, 2025	247	2	(36)	213

Note 20 - Related-party Transactions
The Company’s related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	2025	2024	2023
Revenue and other income	3	4	4
Purchase of goods and services	2	4	3

The following table presents the amounts related to receivable and payable balances with these related parties:

	2025	2024
Receivables	1	1
Payables	3	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. As of December 31, 2025, NXP has contributed $855 million (December 31, 2024: $275 million), which is recorded in other non-current assets.

Refer to Note 5 - Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 16 - Commitments and Contingencies for NXP's related party commitments.

Note 21 - Fair Value of Financial Assets and Liabilities
The following table summarizes the estimated fair value of our financial instruments, which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	December 31, 2025	December 31, 2024
Assets:
Money market funds	1	1,757	2,398
Marketable equity securities	1	1	2
Derivative instruments-assets	2	9	2

Liabilities:
Derivative instruments-liabilities	2	(11)	(10)
The following methods and assumptions were used to estimate the fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis
Money market funds (as part of our cash and cash equivalents) and marketable equity securities (as part of other non-current assets) have fair value measurements which are all based on quoted prices in active markets for identical assets or liabilities. For derivatives (as part of other current assets or accrued liabilities), the fair value is based upon significant other observable inputs depending on the nature of the derivative.

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
As of December 31, 2025, the estimated fair value of current and non-current debt was $11.6 billion ($9.8 billion as of December 31, 2024). The fair value is estimated on the basis of broker-dealer quotes, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

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

Derivatives are recorded on our balance sheets at fair value which fluctuates based on changing market conditions.

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

Our CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate income generated from total assets to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. These income and expense items are as included on the statements of operations and in our notes to the financial statements.

Geographical Information
Revenue attributed to geographic areas is based on the location where the sale originated. 1)

	Revenue
	2025	2024	2023
United States	3,221	3,309	3,281
Germany	2,369	2,435	2,917
China 2)	2,036	1,921	1,765
Japan	1,059	1,229	1,172
South Korea	889	925	1,089
Taiwan	874	833	735
Singapore	714	758	861
Netherlands	83	52	47
Other countries	1,024	1,152	1,409
	12,269	12,614	13,276
1) As of December 31, 2025, and applied retrospectively for all the periods presented, the Company revised its methodology for attributing revenue to geographic areas to reflect the location where sales originate, which represents where critical commercial decisions are made. This may differ from the customer's shipped-to location. The change in reporting basis was made to more appropriately reflect how we manage our business. For 2025, the largest impacts from the change were to the United States, Germany, and China, which reflected changes of approximately 174.4%, 135.7%, and (57.0)%, respectively.

2) China includes Mainland China and Hong Kong

Long-lived assets include property, plant and equipment, net, which were based on the physical location of the assets as of the end of each year.

	Property, plant and equipment, net
	2025	2024	2023
United States	981	1,058	992
Singapore 1)	595	583	549
China 2)	214	296	386
Netherlands	321	371	340
Malaysia	296	328	327
Thailand	178	225	278
Taiwan	206	235	275
Other countries	186	171	176
	2,977	3,267	3,323
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established in “Internal Control - Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
The Company’s independent registered public accounting firm, EY Accountants B.V., has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
The Company acquired each of TTTech Auto, Aviva Links and Kinara Inc. during the year ended December 31, 2025, and is currently in the process of integrating the TTTech Auto, Aviva and Kinara operations within the Company's control environment.
Except as described above, there were no changes in the Company's internal control over financial reporting during the three and twelve month periods ended December 31, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, excluded TTTech Auto, Aviva and Kinara, each of which were acquired during the year ended December 31, 2025. The assets and revenue of TTTech Auto, Aviva and Kinara excluded from management's assessment of internal control over financial reporting each represent less than 3% of the Company's total assets as of December 31, 2025, and less than 1% of the Company's total revenues for the year ended December 31, 2025, respectively.

Item 9B. Other Information
On December 8, 2025, Christopher Jensen, Executive Vice President and Chief People Officer of the Company, entered into a Rule 10b5-1 Trading Plan (the “Plan”), pursuant to which a maximum amount of 9,677 common shares of the Company may be sold under the Plan from February 2, 2026 through October 31, 2026. The Plan terminates on the earlier of: (i) October 31, 2026, (ii) the first date on which all trades set forth in the Plan have been executed, or (iii) such date the Plan is otherwise terminated according to its terms.
On December 11, 2025, Andrew Hardy, Chief Sales Officer of the Company, entered into a Rule 10b5-1 Trading Plan (the “Trading Plan”), pursuant to which a maximum amount of 11,778 common shares of the Company, a portion of which are subject to the achievement and vesting of performance restricted stock units, may be sold under the Trading Plan from February 20, 2026 through April 01, 2027. The Trading Plan terminates on the earlier of: (i) April 01, 2027, (ii) the first date on which all trades set forth in the Trading Plan have been executed, or (iii) such date the Trading Plan is otherwise terminated according to its terms.
Except as described above, no directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors, executive officers and governance, appears under the captions "Item 3: (Re-)appointment of Directors", "Executive Officers", "Corporate Governance" and "How our Board Governs and Is Governed", in the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “How Our Directors Are Compensated” in our 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions "Certain Relationships and Related Party Transactions," "Item 3: (Re-)appointment of Directors" and "How our Board Governs and Is Governed" in the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information under the captions "Independent Registered Public Accounting Firm," “Auditors' fees” and "Audit Committee Pre-Approval Policies" in the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, are incorporated herein by reference.

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

4.2
Senior Indenture dated as of December 6, 2018, among NXP B.V., NXP Funding LLC, each of the guarantors party thereto and Deutsche Bank Trust Company Americas as trustee (incorporated by reference to Exhibit 4.13 of the Form 20-F of NXP Semiconductors N.V. filed on March 1, 2019)

4.3
Senior Indenture dated as of June 18, 2019, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas as Trustee (incorporated by reference to Exhibit 4 of the Form 6-K of NXP Semiconductors N.V. filed on July 30, 2019)

4.4
Senior Indenture, dated as of May 1, 2020, among NXP B.V., NXP Funding LLC, NXP USA, Inc. as Issuers, NXP Semiconductors N.V. as Guarantor and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 1, 2020)

4.5
Senior Indenture, dated as of May 11, 2021, among the Issuers, the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on May 11, 2021)

4.6
Senior Indenture, dated as of November 30, 2021, among the Issuers, the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on November 30, 2021)

4.7
Base Indenture, dated May 16, 2022, among NXP B.V., NXP Funding, LLC, NXP USA, Inc., NXP Semiconductors N.V. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on May 16, 2022)

4.8
First Supplemental Indenture, dated as of May 16, 2022, among NXP B.V., NXP Funding, LLC, NXP USA, Inc., NXP Semiconductors N.V. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on May 16, 2022)

4.9
Second Supplemental Indenture, dated as of August 19, 2025, among NXP BV, NXP Funding LLC, NXP USA, NXP Semiconductors NV and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K of NXP Semiconductors NV, filed on August 19, 2025)

10.1
Intellectual Property Transfer and License Agreement dated as of September 28, 2006 between Koninklijke Philips Electronics N.V. and NXP B.V. (incorporated by reference to Exhibit 10.1 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.2
Intellectual Property Transfer and License Agreement dated as of November 16, 2009 among NXP B.V., Virage Logic Corporation and VL C.V. (incorporated by reference to Exhibit 10.2 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.3
Shareholders’ agreement dated as of March 30, 1999, as amended among EBD Investments Pte. Ltd., Koninklijke Philips Electronics N.V. and Taiwan Semiconductor Manufacturing Company Ltd. (incorporated by reference to Exhibit 10.4 of the Amendment No. 3 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 30, 2010 (File No. 333-166128))

10.4
Lease Agreement dated as of December 23, 2004 between Jurong Town Corporation and Systems on Silicon Manufacturing Company Pte. Ltd. for the property at No. 70 Pasir Ris Drive 1, Singapore (incorporated by reference to Exhibit 10.8 of the Amendment No. 2 to the Registration Statement on Form F-1 of NXP Semiconductors N.V. filed on June 10, 2010 (File No. 333-166128))

10.5+
Long Term Incentive Plan 2015/6 Terms and Conditions with regard to the Stock Option Plan, the Performance Stock Unit Plan and the Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.22 of the Form 20-F of NXP Semiconductors N.V. filed on February 26, 2016)

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

10.9+
Management Agreement dated March 5, 2020 between the Company and Kurt Sievers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.10+
Secondment Addendum dated March 5, 2020 between NXP Semiconductors Germany GmbH and Kurt Sievers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on March 9, 2020)

10.11+
Employment Agreement dated October 23, 2009 between NXP Semiconductors Germany GmbH and Kurt Sievers, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on April 28, 2020)

10.12+
Employment Agreement dated August 25, 2021 between NXP USA, Inc. and Jennifer Wuamett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on August 26, 2021)

10.13+
Employment Agreement dated October 12, 2021 between NXP USA, Inc. and Bill Betz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V., filed on October 12, 2021)

10.14+
Employment Agreement dated May 10, 2021 between NXP USA, Inc. and Andy Micallef (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on May 3, 2022

10.15
Amended and Restated Revolving Credit Agreement, dated as of August 26, 2022, among NXP B.V., NXP Funding LLC, the several lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.16
Amended and Restated Guaranty Agreement, dated as of August 26, 2022, among NXP Semiconductors N.V., NXP USA, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on August 29, 2022)

10.17+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V. filed on November 1, 2022)

10.18+
Employment Agreement dated July 31, 2020 between NXP USA, Inc. and Christopher Jensen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors, N.V. filed on May 2, 2023)

10.19+
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors, N.V., filed on November 5, 2024)

10.20
€640.0 Million Facility A Agreement, dated as of November 22, 2024, between NXP B.V. and European Investment Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors, N.V. filed on November 22, 2024)

10.21
Guaranty, dated as of November 22, 2024, among NXP Semiconductors N.V., NXP Funding LLC and NXP USA, Inc., as guarantors, and European Investment Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors, N.V. filed on November 22, 2024)

10.22
Form of Commercial Paper Dealer Agreement among NXP B.V., NXP Funding LLC and NXP USA, Inc., as issuers, NXP Semiconductors N.V., as parent guarantor, and the applicable Dealer party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K of NXP Semiconductors, N.V. filed on November 22, 2024)

10.24
€360 Million Facility B Agreement, dated as of January 13, 2025, between NXP BV and the European Union Investment Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors NV filed on January 13, 2025)

10.25+
Management Agreement, dated April 28, 2025, dated April 28, 2025, between the Company and Rafael Sotomayor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K of the NXP Semiconductors NV filed on April 28,2025)

10.26+
Employment Agreement, dated April 28, 2025 between NXP USA, Inc. and Rafael Sotomayor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors NV filed on April 28, 2025)

10.27+
Retirement Agreement, dated April 28, 2025, between NXP Semiconductors Germany GmbH, the Company and Kurt Sievers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K of NXP Semiconductors NV filed on April 28, 2025)

10.28+	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors NV filed on July 24, 2025)

19.1*	Insider Trading Policy effective as of March 1, 2023

21.1*	List of Subsidiaries of the Registrant

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.1*	Consent of EY Accountants B.V.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

97.1	Clawback Policy effective as of May 24, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K of NXP Semiconductors N.V. filed on February 22, 2024)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity; and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2026
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 19, 2026.

/s/RAFAEL SOTOMAYOR	/s/WILLIAM J. BETZ
Rafael Sotomayor	William J. Betz
Executive Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)

/s/ANNETTE CLAYTON	/s/ANTHONY FOXX
Annette Clayton	Anthony Foxx
Non-executive Director	Non-executive Director

/s/MOSHE GAVRIELOV	/s/CHUNYUAN GU
Moshe Gavrielov	Chunyuan Gu
Non-executive Director	Non-executive Director

/s/LENA OLVING	/s/JULIE SOUTHERN
Lena Olving	Julie Southern
Non-executive Director	Non-executive Director and Chair of the Board

/s/JASMIN STAIBLIN	/s/GREGORY L. SUMME
Jasmin Staiblin	Gregory L. Summe
Non-executive Director	Non-executive Director

/s/KARL-HENRIK SUNDSTRÖM
Karl-Henrik Sundström
Non-executive Director