Form 10-Q
period 2026-03-29
NXP Semiconductors N.V.
filed 2026-04-28
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
or
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
Yes  ☐    No  ☒

As of April 24, 2026, there were 252,471,079 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended March 29, 2026

Introduction and Forward Looking Statements
This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “forecast”, “expect”, “intend”, “plan” and “project” and similar expressions, as they relate to us, our management or third parties, identify forward-looking statements. Forward-looking statements include statements regarding our business strategy, financial condition, results of operations, market data as well as any other statements that are not historical facts. These statements reflect beliefs of our management, as well as assumptions made by our management and information currently available to us. Although we believe that these beliefs and assumptions are reasonable, these statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf and include, in addition to those listed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Form 10-Q, the following:
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
•global hostilities, including the invasion of Ukraine by Russia and resulting regional instability, sanctions and any other retaliatory measures taken against Russia, and the continued hostilities and armed conflict in the Middle East including the ongoing military conflict involving Iran and the resulting disruption to energy markets, industrial gas supplies and global logistical routes, which could adversely impact the global supply chain, disrupt our operations or negatively impact the demand for our products in our primary end markets
•our ability to maintain good relationships with our suppliers;
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

In presenting and discussing our financial position, operating results and cash flows, management uses certain non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures should not be viewed in isolation or as alternatives to the equivalent U.S. GAAP measures and should be used in conjunction with the most directly comparable U.S. GAAP measures. A discussion of non-U.S. GAAP measures included in this Form 10-Q and a reconciliation of such measures to the most directly comparable U.S. GAAP measures are set forth under “Use of Certain Non-GAAP Financial Measures” contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 29, 2026	March 30, 2025
Revenue	3,181	2,835
Cost of revenue	(1,393)	(1,275)
Gross profit	1,788	1,560
Research and development	(588)	(547)
Selling, general and administrative	(284)	(281)
Amortization of acquisition-related intangible assets	(32)	(27)
Total operating expenses	(904)	(855)
Other income (expense)	621	18
Operating income (loss)	1,505	723
Financial income (expense):
Other financial income (expense)	(96)	(92)
Income (loss) before income taxes	1,409	631
Benefit (provision) for income taxes	(272)	(130)
Results relating to equity-accounted investees	(4)	(4)
Net income (loss)	1,133	497
Less: Net income (loss) attributable to non-controlling interests	11	7
Net income (loss) attributable to stockholders	1,122	490

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	4.44	1.93
Diluted	4.43	1.92

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	252,715	253,709
Diluted	253,525	255,018

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended
	March 29, 2026	March 30, 2025
Net income (loss)	1,133	497
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(4)	3
Change in foreign currency translation adjustment	(37)	43
Change in net actuarial gain (loss)	(1)	—
Total other comprehensive income (loss)	(42)	46
Total comprehensive income (loss)	1,091	543
Less: Comprehensive income (loss) attributable to non-controlling interests	11	7
Total comprehensive income (loss) attributable to stockholders	1,080	536

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	March 29, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	3,708	3,267
Accounts receivable, net	1,186	1,055
Assets held for sale	91	372
Inventories, net	2,523	2,577
Other current assets	644	669
Total current assets	8,152	7,940
Non-current assets:
Deferred tax assets	1,238	1,213
Other non-current assets	3,037	2,584
Property, plant and equipment, net of accumulated depreciation of $6,457 and $6,366 respectively	2,901	2,977
Identified intangible assets, net of accumulated amortization of $775 and $820 respectively	1,505	1,547
Goodwill	10,280	10,299
Total non-current assets	18,961	18,620
Total assets	27,113	26,560

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	904	997
Restructuring liabilities-current	133	189
Other current liabilities	1,851	1,445
Short-term debt	750	1,250
Total current liabilities	3,638	3,881
Non-current liabilities:
Long-term debt	10,974	10,972
Restructuring liabilities	76	81
Other non-current liabilities	1,151	1,175
Total non-current liabilities	12,201	12,228
Total liabilities	15,839	16,109
Equity:
Non-controlling interests	347	395
Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	15,537	15,424
Treasury shares, at cost:
21,894,272 shares (2025: 21,664,934 shares)	(4,341)	(4,283)
Accumulated other comprehensive income (loss)	171	213
Accumulated deficit	(496)	(1,354)
Total stockholders’ equity	10,927	10,056
Total equity	11,274	10,451
Total liabilities and equity	27,113	26,560

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the three months ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net income (loss)	1,133	497
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	179	209
Share-based compensation	109	127
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	2	1
Net (gain) loss on sale of assets	(627)	(22)
(Gain) loss on equity security, net	(1)	6
Results relating to equity-accounted investees	4	4
Deferred tax expense (benefit)	(28)	(27)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(115)	(29)
(Increase) decrease in inventories	87	6
Increase (decrease) in accounts payable and other liabilities	231	(110)
Decrease (increase) in other non-current assets	(182)	(106)
Exchange differences	4	4
Other items	(4)	4
Net cash provided by (used for) operating activities	793	565
Cash flows from investing activities:
Purchase of identified intangible assets	(42)	(25)
Capital expenditures on property, plant and equipment	(79)	(139)
Proceeds from disposals of property, plant and equipment	—	1
Proceeds from sale of interests in businesses, net of cash divested	878	—
Purchase of investments	(249)	(53)
Net cash provided by (used for) investing activities	508	(216)
Cash flows from financing activities:
Repurchase of long-term debt	(501)	—
Proceeds from the issuance of long-term debt	—	370
Cash paid for debt issuance costs	(3)	—
Proceeds from issuance of commercial paper notes	—	646
Repayment of commercial paper notes	—	(146)
Dividends paid to non-controlling interests	(29)	—
Dividends paid to common stockholders	(256)	(258)
Proceeds from issuance of common stock through stock plans	36	37
Purchase of treasury shares and restricted stock unit withholdings	(102)	(303)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(856)	345
Effect of changes in exchange rates on cash positions	(4)	2
Increase (decrease) in cash and cash equivalents	441	696
Cash and cash equivalents at beginning of period	3,267	3,292
Cash and cash equivalents at end of period	3,708	3,988

Supplemental disclosures to the Condensed Consolidated Cash flows
Net cash paid during the period for:
Interest	79	41
Income taxes, net of refunds	93	96
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	878	31
Non-cash consideration 1)	44	—
Book value of these assets and transaction costs	(295)	(9)
Non-cash investing activities:
Non-cash capital expenditures	87	108
1) Represents the fair value on the closing date of the earn-out receivable from the divestiture of our MEMS Sensors business
See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2025	252,854	56	15,424	(4,283)	213	(1,354)	10,056	395	10,451
Net income (loss)						1,122	1,122	11	1,133
Other comprehensive income (loss)					(42)		(42)		(42)
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	232			44		(8)	36		36
Treasury shares repurchased and retired	(461)			(102)			(102)		(102)
Dividends non-controlling interest								(59)	(59)
Dividends common stock ($1.014 per share)						(256)	(256)		(256)
Balance as of March 29, 2026	252,625	56	15,537	(4,341)	171	(496)	10,927	347	11,274

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
Net income (loss)						490	490	7	497
Other comprehensive income (loss)					46		46		46
Share-based compensation plans			131				131		131
Shares issued pursuant to stock awards	238			54		(22)	32		32
Treasury shares repurchased and retired	(1,413)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of March 30, 2025	253,149	56	15,093	(4,253)	29	(1,603)	9,322	355	9,677

See accompanying notes to the Condensed Consolidated Financial Statements

NXP SEMICONDUCTORS N.V.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
All amounts in millions of $ unless otherwise stated

1 Basis of Presentation and Overview

We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2025.

Use of estimates
We have made estimates and judgments affecting the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Segment reporting
NXP has one reportable segment representing the entity as a whole, aligning with our organizational structure and with the way our chief operating decision maker ("CODM"), the Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

Our CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate income generated from total assets to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. These interim income and expense items are included on the Consolidated Statements of Operations and in our notes to the Consolidated Financial Statements.

2 Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies
For a discussion of our significant accounting policies, see Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent accounting standards

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

3 Acquisitions and Divestments

2026

On February 2, 2026, we completed the sale of our MEMS Sensors business, previously classified as held for sale, pursuant to the definitive agreement with STMicroelectronics International N.V. dated July 24, 2025. At closing, we received $878 million in cash, with the potential to receive an additional $50 million contingent upon the achievement of specified post‑closing technical milestones ("earn-out receivable"). The earn-out receivable was measured at fair value at closing and included in the consideration transferred, with subsequent changes in fair value recognized in earnings. This resulted in a gain on sale of $627 million recorded in "Other income (expense)" in the Consolidated Statements of Operations.

There were no material acquisitions during the first three months of 2026.

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

The revised fair values of the assets acquired, and liabilities assumed in the TTTech Auto acquisition, by major class, were recognized as follows:

Cash	91
Other assets	75
Other liabilities	(52)
Identified intangible assets	347
Goodwill	305
Net assets acquired	766

Our valuation procedures related to the acquired assets and assumed liabilities was completed during the first quarter of 2026.

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
The fair values of the assets acquired, and liabilities assumed in the Aviva Links acquisition, by major class, were recognized as follows:

Other assets	20
Other liabilities	(64)
In-Process R&D ("IPR&D")	197
Goodwill	95
Net assets acquired	248

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

The revised fair values of the assets acquired, and liabilities assumed in the Kinara acquisition, by major class, were recognized as follows:

Other assets	8
Other liabilities	(59)
Identified intangible assets	254
Goodwill	81
Net assets acquired	284

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

4 Assets Held for Sale

During the fourth quarter of 2025, NXP management committed to selling the buildings and land at our Oak Hill site in Austin, Texas. The carrying amount of the site of $74 million was classified as held for sale and continues to be presented within current assets, representing the majority of the assets classified as held for sale as of March 29, 2026. The asset is available for immediate sale, is being actively marketed, and management expects the sale to be completed within the next six months.

5 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended
	March 29, 2026	March 30, 2025
Distributors	1,862	1,524
Direct	1,282	1,284
Other	37	27
Total - Revenue	3,181	2,835

Depreciation, amortization and impairment

	For the three months ended
	March 29, 2026	March 30, 2025
Depreciation of property, plant and equipment	109	143
Amortization of internal use software	13	8
Amortization of other identified intangible assets	57	58
Total - Depreciation, amortization and impairment	179	209

Financial income and expense

	For the three months ended
	March 29, 2026	March 30, 2025
Interest income	31	35
Interest expense	(114)	(106)
Other financial income (expense)	(13)	(21)
Total - Financial income (expense)	(96)	(92)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended
	March 29, 2026	March 30, 2025
Net income (loss)	1,133	497
Less: net income (loss) attributable to non-controlling interests	11	7
Net income (loss) attributable to stockholders	1,122	490

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	252,715	253,709
Plus incremental shares from assumed conversion of:
Options 1)	4	94
Restricted Share Units, Performance Share Units and Equity Rights 2)	806	1,215
Dilutive potential common shares	810	1,309

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	253,525	255,018

EPS attributable to stockholders in $:
Basic net income (loss)	4.44	1.93
Diluted net income (loss)	4.43	1.92
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q1 2026 (Q1 2025: no stock options to purchase shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q1 2026 (Q1 2025: no unvested RSU's, PSU's and equity rights) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met.

Balance Sheet Information

Cash and cash equivalents

At March 29, 2026, and December 31, 2025, our cash balance was $3,708 million and $3,267 million, respectively, of which $326 million and $361 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2025, no dividend was paid by SSMC. During the first quarter of 2026, SSMC declared a dividend of $150 million, of which $75 million was paid in the first quarter, with 38.8% being paid to our joint venture partner.

Inventories

Inventories are summarized as follows:

	March 29, 2026	December 31, 2025
Raw materials	97	92
Work in process	1,802	1,778
Finished goods	624	707
	2,523	2,577

The amounts recorded above are net of allowance for obsolescence of $141 million as of March 29, 2026 (December 31, 2025: $152 million).

Equity Investments

At March 29, 2026, and December 31, 2025, the total carrying value of investments in equity securities is summarized as follows:

	March 29, 2026	December 31, 2025
Marketable equity securities	2	1
Non-marketable equity securities	162	118
Equity-accounted investments	1,017	826
	1,181	945

The total carrying value of investments in equity-accounted investees is summarized as follows:

	March 29, 2026		December 31, 2025
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	817	40.00%	623
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	176	10.00%	180
Others	—	24	—	23
		1,017		826
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s shareholders’ committee and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended
	March 29, 2026	March 30, 2025
Company's share in income (loss)	(4)	(4)
Other results	—	—
	(4)	(4)

Other current liabilities

Other current liabilities at March 29, 2026, and December 31, 2025, consisted of the following:

	March 29, 2026	December 31, 2025
Accrued compensation and benefits	470	393
Dividend payable	256	256
Customer programs	150	57
Income taxes payable	260	83
Other	715	656
	1,851	1,445

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2025	247	2	(36)	213
Other comprehensive income (loss) before reclassifications	(37)	(3)	(1)	(41)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	—	(2)
Tax effects	—	1	—	1
Other comprehensive income (loss)	(37)	(4)	(1)	(42)
As of March 29, 2026	210	(2)	(37)	171

Cash dividends

The following dividends were declared during the first three months of 2026 and 2025 under NXP’s quarterly dividend program:

	Fiscal Year 2026		Fiscal Year 2025
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	256	1.014	257

The dividend declared in the first quarter (not yet paid) is classified in the Condensed Consolidated Balance Sheet in other current liabilities as of March 29, 2026, and was subsequently paid on April 9, 2026.

6 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2026:

	As of January 1, 2026	Additions	Utilized	Released	Other changes	As of March 29, 2026
Restructuring liabilities	270	3	(62)	(1)	(1)	209

The total restructuring liability as of March 29, 2026, of $209 million is classified in the Consolidated Balance Sheet under current liabilities ($133 million) and non-current liabilities ($76 million).

The Company has ongoing restructuring initiatives aimed at streamlining manufacturing capacity, reducing costs, and aligning resources with strategic priorities. These initiatives primarily consist of workforce reductions, facility consolidations, and other cost‑saving measures. During the first quarter of 2026, the restructuring provision decreased by $61 million, primarily reflecting the execution of previously announced involuntary restructuring programs. The restructuring charges for the three-month period ending March 30, 2025 primarily consist of $14 million for personnel related costs for specific targeted actions.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the Statement of Operations:

	For the three months ended
	March 29, 2026	March 30, 2025
Cost of revenue	(1)	4
Research and development	2	7
Selling, general and administrative	1	3
Net restructuring charges	2	14

7 Income Tax

Each year, NXP makes an estimate of its annual effective tax rate. This estimated annual effective tax rate ("EAETR") is then applied to the year-to-date income (loss) before income taxes excluding discrete items, to determine the year-to-date benefit (provision) for income taxes. The income tax effects of any discrete items are recognized in the interim period in which they occur. As the year progresses, the Company continually refines the EAETR based upon actual events and the apportionment of our earnings (loss). This continual estimation process periodically may result in a change to our EAETR for the year. When this occurs, we adjust on an accumulated basis the benefit (provision) for income taxes during the quarter in which the change occurs.

Our provision for income taxes for 2026 is based on our EAETR of 19.9%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended
	March 29, 2026	March 30, 2025
Tax benefit (provision) calculated at EAETR	(280)	(119)
Discrete tax benefit (provision) items	8	(11)
Benefit (provision) for income taxes	(272)	(130)

Effective tax rate	19.3%	20.6%

The effective tax rate of 19.3% for the first quarter of 2026 was lower than the EAETR due to the income tax benefit for discrete items of $8 million. The discrete items are primarily related to the impact of foreign currency on income tax related items and changes in estimates for previous years.

The effective tax rate for the first quarter of 2026 was 19.3% compared to 20.6% for the same period in 2025, with discrete items in the respective periods impacting the rates accordingly. Excluding discrete items, the EAETR increased to 19.9% in 2026 from 18.8% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

8 Identified Intangible Assets

Identified intangible assets as of March 29, 2026, and December 31, 2025, respectively, were composed of the following:

	March 29, 2026		December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	277	—	276	—
Customer-related	834	(441)	835	(428)
Technology-based	1,169	(334)	1,256	(392)
Identified intangible assets	2,280	(775)	2,367	(820)
1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2026 (remaining)	208
2027	254
2028	195
2029	131
2030	126
Thereafter	590

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 7 years as of March 29, 2026 (December 31, 2025: 7 years).

9 Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of March 29, 2026, we had no commercial paper notes outstanding (December 31, 2025: no notes outstanding).

Debt issuance and redemption

On January 5, 2026, we repaid the $500 million aggregate principal amount of outstanding 5.35% senior unsecured notes due March 1, 2026, at par using available cash.

On February 6, 2026, NXP B.V., together with NXP Funding LLC, amended and restated its revolving credit agreement entered into on August 26, 2022. The amended and restated revolving credit agreement provides for $3 billion of senior unsecured revolving credit commitments and is scheduled to mature on February 6, 2031.

On April 20, 2026, we repaid $750 million aggregate principal amount of outstanding 3.875% senior unsecured notes due June 18, 2026, at par using available cash.

Long-term debt

The following table summarizes the outstanding debt as of March 29, 2026, and December 31, 2025:

		March 29, 2026		December 31, 2025
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	—	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	750	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 4.30% senior unsecured notes	Aug, 2028	500	4.300	500	4.300
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 4.85% senior unsecured notes	Aug, 2032	300	4.850	300	4.850
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 5.25% senior unsecured notes	Aug, 2035	700	5.250	700	5.250
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	499	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Floating-rate revolving credit facility (RCF)	Aug, 2027	—	—	—	—
Fixed-rate 4.45% EIB Facility A Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility B Loan	Feb, 2031	370	4.709	370	4.709
Total principal		11,789		12,290
Unamortized discounts, premiums and debt issuance costs		(65)		(68)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		11,724		12,222
Current portion of long-term debt		(750)		(1,250)
Long-term debt		10,974		10,972

10 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended
	March 29, 2026	March 30, 2025
Revenue and other income	1	1
Purchase of goods and services	1	1

The following table presents the amounts related to receivable and payable balances with these related parties:

	March 29, 2026	December 31, 2025
Receivables	—	1
Payables	3	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. NXP has contributed $189 million during the three months ended March 29, 2026, and $1,044 million to-date, which is recorded in other non-current assets.

Refer to Note 5 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 12 – Commitments and Contingencies for NXP’s related party commitments.

11 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	March 29, 2026	December 31, 2025
Assets:
Money market funds	1	1,713	1,757
Marketable equity securities	1	2	1
Derivative instruments-assets	2	6	9
Earn-out receivable	3	44	—

Liabilities:
Derivative instruments-liabilities	2	(13)	(11)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis
Money market funds (as part of our cash and cash equivalents) and marketable equity securities (as part of other non-current assets) have fair value measurements which are all based on quoted prices in active markets for identical assets or liabilities. For derivatives (as part of other current assets or accrued liabilities) the fair value is based upon significant other observable inputs depending on the nature of the derivative. The up to $50 million earn-out receivable related to the divested MEMS sensor business in the first quarter of 2026 is measured at fair value using Level 3 inputs.

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

As of March 29, 2026, the estimated fair value of current and non-current debt was $10.9 billion ($11.6 billion as of December 31, 2025). The fair value is estimated on the basis of broker-dealer quotes and other observable inputs, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

12 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of March 29, 2026, other than foundry joint venture commitments, the Company had purchase commitments of $2,881 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $773 million in equity through 2027. NXP has committed to contribute an additional $156 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,096 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $398 million in equity through 2029.

Lease Commitments
The Company has operating and finance lease arrangements related to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). As of March 29, 2026, amounts related to future lease payments for operating lease obligations totaled $683 million (December 31, 2025: $519 million), which are due through 2048. The increase is primarily attributable to the execution of new relocation lease agreements during the first quarter of 2026.

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

Motorola Personal Injury Lawsuits
The Company has assisted Motorola in the defense of personal injury lawsuits pursuant to indemnity obligations under the agreement that separated Freescale from Motorola in 2004. All pending cases were settled as of the end of the first quarter of 2026. As a result, there are no remaining pending lawsuits related to these matters. Accordingly, the Company does not anticipate any further financial impact arising from these claims once settled. A portion of any indemnity due to Motorola will be reimbursed to NXP if Motorola receives an indemnification payment from its insurance coverage.

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted based on the most current information available to it and based on its best estimate. Based on the procedures described above, the Company has an aggregate amount of $76 million accrued for potential and current legal proceedings as of March 29, 2026, compared to $75 million accrued at December 31, 2025 (without reduction for any related insurance reimbursements). The accruals are included in “Other current liabilities” and in “Other non-current liabilities”. As of March 29, 2026, the Company’s related balance of insurance reimbursements was $67 million (December 31, 2025: $56 million) and is included in “Other current assets”.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. Given that the known pending legal proceedings with a potentially material aggregate exposure of possible losses were settled during the quarter, the Company does not reasonably anticipate any additional potential aggregate exposure of possible loss in excess of the amount accrued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) should be read in conjunction with our Consolidated Financial Statements and Notes and the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025, and the Financial Statements and the related Notes that appear elsewhere in this document.

Overview

Quarterly Financial Highlights
•Revenue was $3,181 million, up 12.2% year-on-year;
•GAAP gross margin was 56.2%, and GAAP operating margin was 47.3%;
•Non-GAAP gross margin was 57.1%, and non-GAAP operating margin was 33.1%;
•Cash flow from operations was $793 million, with net capital expenditures on property, plant and equipment of $79 million, resulting in non-GAAP free cash flow of $714 million;
•During the first quarter of 2026, NXP returned capital to shareholders with the payment of $256 million in cash dividends and the repurchase of $102 million of its common shares, for a total capital return of $358 million.

On February 2, 2026, we completed the sale of our MEMS Sensors business, resulting in cash proceeds of $878 million at closing and a gain on sale of $627 million recorded in Other income (expense). See Note 3 to the Consolidated Financial Statements for further information regarding NXP’s sale of the MEMS Sensors business.

Sequential Results
Q1 2026 compared to Q4 2025
Revenue for the three months ended March 29, 2026, was $3,181 million compared to $3,335 million for the three months ended December 31, 2025, a decrease of $154 million or 4.6% quarter-on-quarter, in line with management's expectations. Within our end markets, the Communication Infrastructure & Other end market increased $46 million or 13.8%, the Industrial & IoT end market decreased $12 million or 1.9%, the Automotive end market decreased $94 million or 5.0%, and the Mobile end market decreased $94 million or 19.4%.

When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $1,862 million, a decrease of $163 million or 8.0% compared to the previous period. Revenue from direct customers was $1,282 million, an increase of $8 million or 0.6% versus the previous period.

From a geographic perspective, the decrease of revenue quarter-on-quarter was driven by the China region with a decline of 15.7% and by the Asia Pacific region with a decrease of 6.6%.

Our gross profit percentage for the three months ended March 29, 2026, of 56.2% increased compared to 54.2% for the three months ended December 31, 2025, driven mainly by impairments related to the scaling down of a non-strategic product line in the fourth quarter of 2025.

Operating income for the three months ended March 29, 2026, was $1,505 million compared to $744 million for the three months ended December 31, 2025, an increase of $761 million or 102.3%. The sequential increase was mainly driven by the gain on sale of the MEMS Sensors business and lower restructuring expenses.

Results of operations

The following table presents operating results for each of the three-month periods ended March 29, 2026, and March 30, 2025, respectively:

($ in millions, unless otherwise stated)	Q1 2026	% of Revenue	Q1 2025	% of Revenue

Revenue	3,181		2,835
% nominal growth	12.2		(9.3)
Gross profit	1,788		1,560
Gross margin	56.2%		55.0%
Research and development	(588)	18.5%	(547)	19.3%
Selling, general and administrative	(284)	8.9%	(281)	9.9%
Amortization of acquisition-related intangible assets	(32)	1.0%	(27)	1.0%
Other income (expense)	621	19.5%	18	0.6%
Operating income (loss)	1,505	47.3%	723	25.5%
Financial income (expense)	(96)	3.0%	(92)	3.2%
Benefit (provision) for income taxes	(272)	8.6%	(130)	4.6%
Results relating to equity-accounted investees	(4)	0.1%	(4)	0.1%
Net income (loss)	1,133	35.6%	497	17.5%
Less: Net income (loss) attributable to non-controlling interests	11	0.3%	7	0.2%
Net income (loss) attributable to stockholders	1,122	35.3%	490	17.3%

Diluted earnings per share	4.43		1.92

Revenue

Q1 2026 Overview

Q1 2026 compared to Q1 2025
Revenue for the three months ended March 29, 2026, was $3,181 million compared to $2,835 million for the three months ended March 30, 2025, an increase of $346 million or 12.2%, in line with management’s expectations.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025	% change
Automotive	1,782	1,674	6.5%
Industrial & IoT	628	508	23.6%
Mobile	391	338	15.7%
Communication Infrastructure & Other	380	315	20.6%
Total Revenue	3,181	2,835	12.2%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025	% change
Distributors	1,862	1,524	22.2%
Direct	1,282	1,284	(0.2)%
Other	37	27	37.0%
Total Revenue	3,181	2,835	12.2%

Revenue by geographic region, which is based on the location where the sale originated and where critical commercial decisions are made, was as follows:

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025	% change
Americas	958	749	27.9%
APAC, excluding China	885	828	6.9%
EMEA (Europe, the Middle East and Africa)	859	792	8.5%
China 1)	479	466	2.8%
Total Revenue	3,181	2,835	12.2%
1) China includes Mainland China and Hong Kong

Q1 2026 compared to Q1 2025
From an end market perspective, NXP experienced growth across all end markets versus the year-ago period.

Revenue in the Automotive end market was $1,782 million, an increase of $108 million or 6.5% versus the year-ago period. The increase was attributable to growth in mixed-signal products and processors.

Revenue in the Industrial & IoT end market was $628 million, an increase of $120 million or 23.6% versus the year-ago period. The increase was attributable to growth in processors and mixed-signal products.

Revenue in the Mobile end market was $391 million, an increase of $53 million or 15.7% versus the year-ago period. The increase was attributable to growth in mixed-signal products and processors.

Revenue in the Communication Infrastructure & Other end market was $380 million, an increase of $65 million or 20.6% versus the year-ago period. The increase was attributable to growth in processors, partially offset by declines in mixed-signal products.

When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $1,862 million, an increase of 338 million or 22.2% versus the year-ago period. Revenue from direct customers was $1,282 million, consistent with the year-ago period.

From a geographic perspective, revenue increased year-on-year in the Americas region by 27.9%, in the EMEA region by 8.5%, in the Asia Pacific region by 6.9%, and in the China region by 2.8%.

Gross profit
Q1 2026 compared to Q1 2025
Gross profit for the three months ended March 29, 2026, was $1,788 million, or 56.2% of revenue, compared to $1,560 million, or 55.0% of revenue for the three months ended March 30, 2025. The increase in gross margin is primarily driven by lower manufacturing costs (sourcing and cost efficiencies).

Operating expenses
Q1 2026 compared to Q1 2025
Operating expenses for the three months ended March 29, 2026, totaled $904 million, or 28.4% of revenue, compared to $855 million, or 30.2% of revenue for the three months ended March 30, 2025.

•Research and development

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025	% change
Research and development	588	547	7.5%
As a percentage of revenue	18.5%	19.3%	(0.8)	ppt

Q1 2026 compared to Q1 2025
R&D costs for the three months ended March 29, 2026, increased by $41 million, or 7.5%, when compared to the three months ended March 30, 2025, primarily driven by:
+ Increased variable compensation expenses ($28 million)
+ Increased personnel costs related to our acquisitions ($19 million)
- Lower share-based compensation costs ($7 million)

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025	% change
Selling, general and administrative	284	281	1.1%
As a percentage of revenue	8.9%	9.9%	(1.0)	ppt

Q1 2026 compared to Q1 2025
SG&A costs for the three months ended March 29, 2026, increased by $3 million, or 1.1%, when compared to the three months ended March 30, 2025, primarily driven by:
+ Increased personnel and integration related costs of our acquisitions ($15 million)
+ Increased variable compensation expenses ($13 million)
- Lower legal fees ($23 million)

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025	% change
Amortization of acquisition-related intangible assets	32	27	18.5%
As a percentage of revenue	1.0%	1.0%	—	ppt

Q1 2026 compared to Q1 2025
Amortization of acquisition-related intangible assets for the three months ended March 29, 2026, increased by $5 million, or 18.5%, when compared to the three months ended March 30, 2025, primarily driven by amortization related to the recent acquisitions of TTTech Auto and Kinara.

Other Income (Expense)
Other income (expense) reflects an income of $621 million for the first quarter of 2026, compared to an income of $18 million in the first quarter of 2025. The increase was mainly driven by the gain on sale of $627 million related to the divestment of the MEMS Sensors business.

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025
Interest income	31	35
Interest expense	(114)	(106)
Other financial income/ (expense)	(13)	(21)
Total	(96)	(92)

Q1 2026 compared to Q1 2025
Financial income (expense) was an expense of $96 million for the three months ended March 29, 2026, compared to an expense of $92 million for the three months ended March 30, 2025. The change in financial income (expense) is primarily attributable to in increase in interest expense of $8 million due to the issuance of new bonds and EIB Loan B, offset by lower expenses due to the redemption of notes. Other financial expenses decreased mainly due to fair value adjustments in equity securities resulting in a gain of $1 million for the three months ended March 29, 2026, versus a loss of $6 million for the three months ended March 30, 2025.

Benefit (provision) for income taxes
Our provision for income taxes for 2026 is based on our EAETR of 19.9%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q1 2026	Q1 2025
Tax benefit (provision) calculated at EAETR	(280)	(119)
Discrete tax benefit (provision) items	8	(11)
Benefit (provision) for income taxes	(272)	(130)

Effective tax rate	19.3%	20.6%
Q1 2026 compared to Q1 2025
The effective tax rate of 19.3% for the first quarter of 2026 was lower than the EAETR due to the income tax benefit for discrete items of $8 million. The discrete items are primarily related to the impact of foreign currency on income tax related items and changes in estimates for previous years.

The effective tax rate for the first quarter of 2026 was 19.3% compared to 20.6% for the same period in 2025, with discrete items in the respective periods impacting the rates accordingly. Excluding discrete items, the EAETR increased to 19.9% in 2026 from 18.8% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

Results Relating to Equity-accounted Investees
Q1 2026 compared to Q1 2025
Results relating to equity-accounted investees amounted to a loss of $4 million for both the three months ended March 29, 2026, and the three months ended March 30, 2025.

Non-controlling Interests
Q1 2026 compared to Q1 2025
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $11 million for the three months ended March 29, 2026, compared to a profit of $7 million for the three months ended March 30, 2025.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the first quarter of 2026, our cash balance was $3,708 million, an increase of $441 million compared to December 31, 2025. Taking into account the available amount of the unsecured revolving credit facility of $3,000 million ("RCF"), we had access to $6,708 million of liquidity as of March 29, 2026. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF of $3,000 million, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025
Cash from operations	793	565
Capital expenditures	79	139
Cash to shareholders	358	561

Cash
At March 29, 2026, our cash balance was $3,708 million of which $326 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first quarter of 2026, SSMC declared a dividend of $150 million, of which $75 million was paid in the first quarter, with 38.8% being paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $79 million in the first three months of 2026, compared to $139 million in the first three months of 2025.

Capital return
In the first three months of 2026, we repurchased approximately $102 million of shares.

Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 7, 2026 ($256 million) and dividends of $1.014 per ordinary share were paid on April 9, 2026 ($257 million).

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $11,724 million as of March 29, 2026, a decrease of $498 million compared to December 31, 2025 ($12,222 million).
On January 5, 2026, we repaid the $500 million aggregate principal amount of outstanding 5.35% senior unsecured notes due March 1, 2026, at par using available cash.

On April 20, 2026, we repaid $750 million aggregate principal amount of outstanding 3.875% senior unsecured notes due June 18, 2026, at par using available cash.

As of March 29, 2026, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $10,749 million (collectively the “Notes”), of which $750 million is payable within 12 months. Future interest payments associated with the Notes total $2,777 million, with $396 million payable within 12 months.

As of March 29, 2026, the Company had outstanding loans with the European Investment Bank (EIB) with maturities in 2030 and 2031 for an aggregated principal amount of $1,040 million. Future interest payments associated with the EIB loans total $229 million, with $47 million payable within 12 months.

As of March 29, 2026, we had no commercial paper notes outstanding.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at March 29, 2026, amounted to $8,016 million, compared to $8,955 million as of December 31, 2025.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At March 29, 2026, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cash flows

Our cash and cash equivalents during the first three months of 2026 increased by $445 million (excluding the effect of changes in exchange rates on our cash position of $(4) million) as follows:

($ in millions, unless otherwise stated)	Q1 2026	Q1 2025
Net cash provided by operating activities	793	565
Net cash provided by (used for) investing activities	508	(216)
Net cash (used for) provided by financing activities	(856)	345
Increase in cash and cash equivalents	445	694

Cash Flow from Operating Activities
For the first three months of 2026, our operating activities provided $793 million in cash. This was primarily the result of net income of $1,133 million, adjustments to reconcile the net income of $361 million and changes in operating assets and liabilities of $21 million. Adjustments to net income (loss) include non-cash items, such as gain on sale of assets of $(627 million), depreciation and amortization of $179 million, share-based compensation of $109 million and changes in deferred taxes (benefit) of $(28 million). Changes in operating assets and liabilities were primarily driven by a $115 million increase in receivables and other current assets due to the related timing of cash collection, $87 million decrease in inventories driven by lower external purchases, $182 million increase in other non-current assets due to payments to secure production supply (driven primarily by payments of $189 million to support the long-term capacity infrastructure of VSMC) and $231 million increase in accounts payable and other liabilities primarily due to a higher corporate tax accrual ($178 million) mainly driven by the capital gains tax on the divestiture of the MEMS Sensors business.

For the first three months of 2025 our operating activities provided $565 million in cash. This was primarily the result of net income of $497 million, adjustments to reconcile the net income of $299 million and changes in operating assets and liabilities of $(239 million). Adjustments to net income (loss) include non-cash items, such as depreciation and amortization of $209 million, share-based compensation of $127 million and changes in deferred taxes of $(27 million). Changes in operating assets and liabilities were primarily driven by a $110 million decrease in accounts payable and other liabilities as a result of lower purchase volumes and timing related to payments, $29 million increase in receivables and other current assets due to customer mix, and the related timing of cash collection and $106 million increase in other non-current assets due to payments to secure production supply with multiple vendors (driven primarily by payments of $125 million to support the long-term capacity infrastructure of VSMC).

Cash Flow from Investing Activities
Net cash proceeds from investing activities of $508 million for the first three months of 2026 was primarily driven by the proceeds of $878 million (net of adjustments) from the sale of our MEMS Sensors business, partially offset by $249 million for the purchase of investments (driven primarily by the capital contributions of $196 million into VSMC), capital expenditures of $79 million, and $42 million for the purchase of identified intangible assets.

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

Cash Flow from Financing Activities
Net cash used for financing activities of $856 million for the first three months of 2026 was primarily driven by the repurchase of long-term debt of $501 million, dividend payments to common stockholders of $256 million, and purchase of treasury shares and restricted stock unit holdings of $102 million.

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

Summarized Statements of Income

For the three months ended
($ in millions)	March 29, 2026

Revenue	1,742
Gross Profit	808
Operating income	762
Net income	436

Summarized Balance Sheets

	As of
($ in millions)	March 29, 2026	December 31, 2025

Current assets	3,643	3,182
Non-current assets	12,404	12,461
Total assets	16,047	15,643

Current liabilities	1,667	2,044
Non-current liabilities	11,374	11,348
Total liabilities	13,041	13,392

Obligor's Group equity	3,006	2,251
Total liabilities and Obligor's Group equity	16,047	15,643

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the three months ended March 29, 2026: $168 million). The Obligor Group has amounts due from equity financing (March 29, 2026: $7,670 million; December 31, 2025: $5,520 million) and due to debt financing (March 29, 2026: $3,484 million; December 31, 2025: $2,695 million) with non-guarantor subsidiaries.

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

In managing NXP’s business on a consolidated basis, management develops an annual operating plan, which is approved by our Board of Directors, using non-GAAP financial measures. When measuring performance against this plan, management considers the actual or potential impacts on these non-GAAP financial measures from cost‑reduction actions with the goal of increasing our gross margin and operating margin, as well as in assessing appropriate levels of research and development efforts. In addition, management relies upon these non-GAAP financial measures when making decisions about product spending, administrative budgets, and other operating expenses. We believe that these non-GAAP financial measures, when coupled with the GAAP results and the reconciliations to corresponding GAAP financial measures, provide a more complete understanding of the Company’s results of operations and the factors and trends affecting NXP’s business. We believe that they enable investors to make additional comparisons of our operating results, to assess our liquidity and capital position and to analyze financial performance excluding the effect of expenses unrelated to core operating performance, certain non-cash expenses and share-based compensation expense, which may obscure trends in NXP’s underlying performance. This information also enables investors to compare financial results between periods where certain items may vary independent of business performance and allow for greater transparency with respect to key metrics used by management.

The presentation of these and other similar items in NXP’s non-GAAP financial results should not be interpreted as implying that these items are non-recurring, infrequent, or unusual. These non-GAAP financial measures are provided in addition to, and not as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity-based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including PPA effects, restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	March 29, 2026	December 31, 2025	March 30, 2025
GAAP gross profit	$1,788	$1,807	$1,560
PPA effects	(6)	(7)	(8)
Restructuring	1	(14)	(4)
Share-based compensation	(13)	(14)	(16)
Other incidentals	(9)	(71)	(3)
Non-GAAP gross profit	$1,815	$1,913	$1,591
GAAP Gross Margin	56.2%	54.2%	55.0%
Non-GAAP Gross Margin	57.1%	57.4%	56.1%
GAAP research and development	$(588)	$(665)	$(547)
Restructuring	(2)	(89)	(7)
Share-based compensation	(57)	(58)	(64)
Other incidentals	(11)	(4)	(1)
Non-GAAP research and development	$(518)	$(514)	$(475)
GAAP selling, general and administrative	$(284)	$(359)	$(281)
PPA effects	—	—	—
Restructuring	(1)	(74)	(3)
Share-based compensation	(39)	(28)	(47)
Other incidentals	(4)	(15)	(20)
Non-GAAP selling, general and administrative	$(240)	$(242)	$(211)
GAAP operating income (loss)	$1,505	$744	$723

($ in millions)	For the three months ended
	March 29, 2026	December 31, 2025	March 30, 2025
GAAP operating income (loss)	$1,505	$744	$723
PPA effects	(38)	(41)	(40)
Restructuring	(2)	(177)	(14)
Share-based compensation	(109)	(100)	(127)
Other incidentals (i)	602	(92)	—
Non-GAAP operating income (loss)	$1,052	$1,154	$904
GAAP Operating Margin	47.3%	22.3%	25.5%
Non-GAAP Operating Margin	33.1%	34.6%	31.9%
GAAP Income tax benefit (provision)	$(272)	$(131)	$(130)
Income tax effect	(99)	59	13
Non-GAAP Income tax benefit (provision)	$(173)	$(190)	$(143)

(i) For the three months ended March 29, 2026, Other Incidentals includes the gain on sale of the MEMS Sensors business

($ in millions)	For the three months ended
	March 29, 2026	December 31, 2025	March 30, 2025
Net cash provided by (used for) operating activities	$793	$891	$565
Net capital expenditures on property, plant and equipment	(79)	(98)	(138)
Non-GAAP free cash flow	$714	$793	$427

($ in millions)	For the three months ended
	March 29, 2026	December 31, 2025	March 30, 2025
Long-term debt	$10,974	$10,972	$10,226
Short-term debt	750	1,250	1,499
Total debt	11,724	12,222	11,725
Less: cash and cash equivalents	(3,708)	(3,267)	(3,988)
Net debt	$8,016	$8,955	$7,737

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on March 29, 2026. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 29, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 29, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program"). At March 29, 2026, there was approximately $1.5 billion remaining under the 2024 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended March 29, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
January 1, 2026 – February 1, 2026	158,164	$234.34	152,990	6,848,316	5,174
February 2, 2026 – March 1, 2026	147,025	$231.64	141,384	6,677,544	5,641
March 2, 2026 – March 29, 2026	156,059	200.59	156,059	7,745,827	—
Total	461,248		450,433		10,815
(1) Reflects shares surrendered by participants to satisfy tax withholding obligations in connection with the Company's equity programs.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Articles of Association of NXP Semiconductors N.V. dated June 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q of NXP Semiconductors N.V., filed on July 28, 2020)

4.1
Second Amended and Restated Revolving Credit Agreement, dated as of February 6, 2026, among NXP B.V., NXP Funding LLC, the several lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on February 6, 2026)

4.2
Second Amended and Restated Guaranty Agreement, dated as of February 6, 2026, among NXP Semiconductors N.V., NXP USA, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K of NXP Semiconductors N.V. filed on February 6, 2026)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2026 and March 30, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2026 and March 30, 2025; (iii) Condensed Consolidated Balance Sheets as of March 29, 2026 and December 31, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2026 and March 30, 2025; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2026 and March 30, 2025; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2026

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

Date: April 28, 2026

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

Date: April 28, 2026

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Sotomayor, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 29, 2026 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 28, 2026

By:	/s/ Rafael Sotomayor
Rafael Sotomayor
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended March 29, 2026 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: April 28, 2026

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer