Form 10-Q
period 2026-06-28
NXP Semiconductors N.V.
filed 2026-07-28
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
or
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
Yes  ☐    No  ☒

As of July 24, 2026, there were 252,164,174 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended June 28, 2026

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	3,496	2,926	6,677	5,761
Cost of revenue	(1,494)	(1,364)	(2,887)	(2,639)
Gross profit	2,002	1,562	3,790	3,122
Research and development	(604)	(573)	(1,192)	(1,120)
Selling, general and administrative	(291)	(278)	(575)	(559)
Amortization of acquisition-related intangible assets	(31)	(25)	(63)	(52)
Total operating expenses	(926)	(876)	(1,830)	(1,731)
Other income (expense)	(5)	1	616	19
Operating income (loss)	1,071	687	2,576	1,410
Financial income (expense):
Other financial income (expense)	(97)	(86)	(193)	(178)
Income (loss) before income taxes	974	601	2,383	1,232
Benefit (provision) for income taxes	(189)	(116)	(461)	(246)
Results relating to equity-accounted investees	(3)	(28)	(7)	(32)
Net income (loss)	782	457	1,915	954
Less: Net income (loss) attributable to non-controlling interests	15	12	26	19
Net income (loss) attributable to stockholders	767	445	1,889	935

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	3.04	1.76	7.48	3.69
Diluted	3.02	1.75	7.44	3.67

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	252,415	252,418	252,562	253,057
Diluted	254,021	253,844	253,836	254,433

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	782	457	1,915	954
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	(5)	7	(9)	10
Change in foreign currency translation adjustment	(31)	136	(68)	179
Change in net actuarial gain (loss)	(1)	(2)	(2)	(2)
Total other comprehensive income (loss)	(37)	141	(79)	187
Total comprehensive income (loss)	745	598	1,836	1,141
Less: Comprehensive income (loss) attributable to non-controlling interests	15	12	26	19
Total comprehensive income (loss) attributable to stockholders	730	586	1,810	1,122

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	June 28, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	3,222	3,267
Accounts receivable, net	1,274	1,055
Assets held for sale	92	372
Inventories, net	2,557	2,577
Other current assets	539	669
Total current assets	7,684	7,940
Non-current assets:
Deferred tax assets	1,242	1,213
Other non-current assets	3,195	2,584
Property, plant and equipment, net of accumulated depreciation of $6,553 and $6,366 respectively	2,835	2,977
Identified intangible assets, net of accumulated amortization of $812 and $820 respectively	1,441	1,547
Goodwill	10,268	10,299
Total non-current assets	18,981	18,620
Total assets	26,665	26,560

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	984	997
Restructuring liabilities-current	111	189
Other current liabilities	1,672	1,445
Short-term debt	999	1,250
Total current liabilities	3,766	3,881
Non-current liabilities:
Long-term debt	9,977	10,972
Restructuring liabilities	65	81
Other non-current liabilities	1,096	1,175
Total non-current liabilities	11,138	12,228
Total liabilities	14,904	16,109
Equity:
Non-controlling interests	362	395
Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	15,638	15,424
Treasury shares, at cost:
22,256,151 shares (2025: 21,664,934 shares)	(4,439)	(4,283)
Accumulated other comprehensive income (loss)	134	213
Accumulated deficit	10	(1,354)
Total stockholders’ equity	11,399	10,056
Total equity	11,761	10,451
Total liabilities and equity	26,665	26,560

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the six months ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income (loss)	1,915	954
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	363	416
Share-based compensation	214	244
Amortization of discount (premium) on debt, net	1	1
Amortization of debt issuance costs	4	3
Net (gain) loss on sale of assets	(627)	(28)
(Gain) loss on equity security, net	—	3
Results relating to equity-accounted investees	7	32
Deferred tax expense (benefit)	(41)	(24)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(101)	(135)
(Increase) decrease in inventories	53	(84)
Increase (decrease) in accounts payable and other liabilities	95	(77)
Decrease (increase) in other non-current assets	(230)	25
Exchange differences	7	13
Other items	(7)	1
Net cash provided by (used for) operating activities	1,653	1,344
Cash flows from investing activities:
Purchase of identified intangible assets	(79)	(62)
Capital expenditures on property, plant and equipment	(148)	(222)
Purchase of interests in businesses, net of cash acquired	—	(679)
Proceeds from disposals of property, plant and equipment	—	1
Proceeds from sale of interests in businesses, net of cash divested	878	—
Purchase of investments	(381)	(146)
Proceeds from sale of investments	1	—
Net cash provided by (used for) investing activities	271	(1,108)
Cash flows from financing activities:
Repurchase of long-term debt	(1,251)	(500)
Proceeds from the issuance of long-term debt	—	370
Cash paid for debt issuance costs	(3)	—
Proceeds from issuance of commercial paper notes	—	2,211
Repayment of commercial paper notes	—	(1,461)
Dividends paid to non-controlling interests	(29)	—
Dividends paid to common stockholders	(512)	(515)
Proceeds from issuance of common stock through stock plans	37	39
Purchase of treasury shares and restricted stock unit withholdings	(206)	(507)
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	(1,965)	(364)
Effect of changes in exchange rates on cash positions	(4)	6
Increase (decrease) in cash and cash equivalents	(45)	(122)
Cash and cash equivalents at beginning of period	3,267	3,292
Cash and cash equivalents at end of period	3,222	3,170

Supplemental disclosures to the Condensed Consolidated Cash flows
Net cash paid during the period for:
Interest	175	150
Income taxes, net of refunds	382	263
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	878	37
Non-cash consideration 1)	44	—
Book value of these assets and transaction costs	(295)	(9)
Non-cash investing activities:
Non-cash capital expenditures	64	103
1) Represents the fair value on the closing date of the earn-out receivable from the divestiture of our MEMS Sensors business
See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2025	252,854	56	15,424	(4,283)	213	(1,354)	10,056	395	10,451
Net income (loss)						1,122	1,122	11	1,133
Other comprehensive income (loss)					(42)		(42)		(42)
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	232			44		(8)	36		36
Treasury shares repurchased and retired	(461)			(102)			(102)		(102)
Dividends non-controlling interest								(59)	(59)
Dividends common stock ($1.014 per share)						(256)	(256)		(256)
Balance as of March 29, 2026	252,625	56	15,537	(4,341)	171	(496)	10,927	347	11,274
Net income (loss)						767	767	15	782
Other comprehensive income (loss)					(37)		(37)		(37)
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	32			6		(5)	1		1
Treasury shares repurchased and retired	(394)			(104)			(104)		(104)
Dividends non-controlling interests
Dividends common stock ($1.014 per share)						(256)	(256)		(256)
Balance as of June 28, 2026	252,263	56	15,638	(4,439)	134	10	11,399	362	11,761

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
Net income (loss)						490	490	7	497
Other comprehensive income (loss)					46		46		46
Share-based compensation plans			131				131		131
Shares issued pursuant to stock awards	238			54		(22)	32		32
Treasury shares repurchased and retired	(1,413)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of March 30, 2025	253,149	56	15,093	(4,253)	29	(1,603)	9,322	355	9,677
Net income (loss)						445	445	12	457
Other comprehensive income (loss)					141		141		141
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	70			16		(9)	7		7
Treasury shares repurchased and retired	(1,105)			(204)			(204)		(204)
Dividends non-controlling interests
Dividends common stock ($1.014 per share)						(255)	(255)		(255)
Balance as of June 29, 2025	252,114	56	15,206	(4,441)	170	(1,422)	9,569	367	9,936
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

Our CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate income generated from total assets to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. These interim income and expense items are included on the Condensed Consolidated Statements of Operations and in our notes to the Consolidated Financial Statements.

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

3 Acquisitions and Divestments

2026
On February 2, 2026, we completed the sale of our MEMS Sensors business, previously classified as held for sale, pursuant to the definitive agreement with STMicroelectronics International N.V. dated July 24, 2025. At closing, we received $878 million in cash, with the potential to receive an additional $50 million contingent upon the achievement of specified post‑closing technical milestones ("earn-out receivable"). The earn-out receivable was measured at fair value at closing and included in the consideration transferred, with subsequent changes in fair value recognized in earnings. This resulted in a gain on sale of $627 million recorded in "Other income (expense)" in the Condensed Consolidated Statements of Operations.

There were no material acquisitions during the first six months of 2026.

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

Our valuation procedures related to the acquired assets and assumed liabilities were completed during the first quarter of 2026.

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
The fair values of the assets acquired, and liabilities assumed in the Aviva Links acquisition, by major class, were recognized as follows:

Other assets	20
Other liabilities	(64)
In-Process R&D ("IPR&D")[1]	197
Goodwill	95
Net assets acquired	248
1Acquired IPR&D is an intangible asset classified as an indefinite lived asset until the completion or abandonment of the associated research and development effort. IPR&D will be amortized over an estimated useful life to be determined at the date the associated research and development effort is completed, or expensed immediately when, and if, the project is abandoned. Acquired IPR&D is not amortized during the period that it is considered indefinitely lived but rather is subject to annual testing for impairment or when there are indicators for impairment.

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
1 IPR&D is an intangible asset classified as an indefinite lived asset until the completion or abandonment of the associated research and development effort. IPR&D will be amortized over an estimated useful life to be determined at the date the associated research and development effort is completed, or expensed immediately when, and if, the project is abandoned. Acquired IPR&D is not amortized during the period that it is considered indefinitely lived but rather is subject to annual testing for impairment or when there are indicators for impairment.

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

Divestments
There were no material divestments during the first six months of 2025.

4 Assets Held for Sale

During the fourth quarter of 2025, NXP management committed to selling the buildings and land at our Oak Hill site in Austin, Texas. The carrying amount of the site of $76 million was classified as held for sale and continues to be presented within current assets, representing the majority of the assets classified as held for sale as of June 28, 2026. The asset is available for immediate sale, is being actively marketed, and management expects the sale to be completed within the next six months.

5 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Distributors	2,072	1,636	3,934	3,160
Direct	1,375	1,257	2,657	2,541
Other	49	33	86	60
Total - Revenue	3,496	2,926	6,677	5,761

Depreciation, amortization and impairment

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Depreciation of property, plant and equipment	114	143	223	286
Amortization of internal use software	14	8	27	16
Amortization of other identified intangible assets	56	56	113	114
Total - Depreciation, amortization and impairment	184	207	363	416

Financial income and expense

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Interest income	29	39	60	74
Interest expense	(112)	(115)	(226)	(221)
Other financial income (expense)	(14)	(10)	(27)	(31)
Total - Financial income (expense)	(97)	(86)	(193)	(178)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	782	457	1,915	954
Less: net income (loss) attributable to non-controlling interests	15	12	26	19
Net income (loss) attributable to stockholders	767	445	1,889	935

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	252,415	252,418	252,562	253,057
Plus incremental shares from assumed conversion of:
Options 1)	—	80	2	87
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,606	1,346	1,272	1,289
Dilutive potential common shares	1,606	1,426	1,274	1,376

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	254,021	253,844	253,836	254,433

EPS attributable to stockholders in $:
Basic net income (loss)	3.04	1.76	7.48	3.69
Diluted net income (loss)	3.02	1.75	7.44	3.67
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q2 2026 and YTD 2026 (Q2 2025 and YTD 2025: no stock options to purchase shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q2 2026 and YTD 2026 (Q2 2025 and YTD 2025: 0.1 million unvested RSU's, PSU's and equity rights) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met.

Balance Sheet Information

Cash and cash equivalents

At June 28, 2026, and December 31, 2025, our cash balance was $3,222 million and $3,267 million, respectively, of which $359 million and $361 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2025, no dividend was paid by SSMC. During the first quarter of 2026, SSMC declared a dividend of $150 million, of which $75 million was paid in the first quarter, with 38.8% being paid to our joint venture partner and the remaining $75 million to be paid in Q3.

Inventories

Inventories are summarized as follows:

	June 28, 2026	December 31, 2025
Raw materials	98	92
Work in process	1,887	1,778
Finished goods	572	707
	2,557	2,577

The amounts recorded above are net of allowance for obsolescence of $122 million as of June 28, 2026 (December 31, 2025: $152 million).

Equity Investments

At June 28, 2026, and December 31, 2025, the total carrying value of investments in equity securities is summarized as follows:

	June 28, 2026	December 31, 2025
Marketable equity securities	5	1
Non-marketable equity securities	158	118
Equity-accounted investments	1,142	826
	1,305	945

The total carrying value of investments in equity-accounted investees is summarized as follows:

	June 28, 2026		December 31, 2025
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	934	40.00%	623
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	184	10.00%	180
Others	—	24	—	23
		1,142		826
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s shareholders’ committee and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Company's share in income (loss)	(3)	(2)	(7)	(6)
Other results 1)	—	(26)	—	(26)
	(3)	(28)	(7)	(32)
1) For the three- and six-months periods ending June 29, 2025, other results include the impairment of our equity method investment SigmaSense.

Other current liabilities

Other current liabilities at June 28, 2026, and December 31, 2025, consisted of the following:

	June 28, 2026	December 31, 2025
Accrued compensation and benefits	491	393
Dividend payable	256	256
Customer programs	112	57
Income taxes payable	174	83
Other	639	656
	1,672	1,445

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2025	247	2	(36)	213
Other comprehensive income (loss) before reclassifications	(68)	(8)	(2)	(78)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(3)	—	(3)
Tax effects	—	2	—	2
Other comprehensive income (loss)	(68)	(9)	(2)	(79)
As of June 28, 2026	179	(7)	(38)	134

Cash dividends

The following dividends were declared during the first six months of 2026 and 2025 under NXP’s quarterly dividend program:

	Fiscal Year 2026		Fiscal Year 2025
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	256	1.014	257
Second quarter	1.014	256	1.014	256

The dividend declared in the second quarter (not yet paid) is classified in the Condensed Consolidated Balance Sheet in other current liabilities as of June 28, 2026, and was subsequently paid on July 9, 2026.

6 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2026:

	As of January 1, 2026	Additions	Utilized	Released	Other changes	As of June 28, 2026
Restructuring liabilities	270	3	(85)	(9)	(3)	176

The total restructuring liability as of June 28, 2026, of $176 million is classified in the Consolidated Balance Sheet under current liabilities ($111 million) and non-current liabilities ($65 million).

The Company has ongoing restructuring initiatives aimed at streamlining manufacturing capacity, reducing costs, and aligning resources with strategic priorities. These initiatives primarily consist of workforce reductions, facility consolidations, and other cost‑saving measures. During the first six months ended June 28, 2026, the restructuring provision decreased by $94 million, primarily reflecting the execution of previously announced involuntary restructuring programs of $85 million and a release for earlier programs of $9 million. The restructuring charges for the six-month period ending June 29, 2025, primarily consist of $86 million for personnel related costs for specific targeted actions, offset by a $5 million release for an earlier program.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the Statement of Operations:

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of revenue	—	61	(1)	65
Research and development	(4)	3	(2)	10
Selling, general and administrative	(4)	3	(3)	6
Net restructuring charges	(8)	67	(6)	81

7 Income Tax

Our provision for income taxes for 2026 is based on our EAETR of 19.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Tax benefit (provision) calculated at EAETR	(189)	(112)	(469)	(231)
Discrete tax benefit (provision) items	—	(4)	8	(15)
Benefit (provision) for income taxes	(189)	(116)	(461)	(246)

Effective tax rate	19.4%	19.3%	19.3%	20.0%

The effective tax rate of 19.4% for the second quarter of 2026 was lower than the EAETR due to a recapture tax benefit effect.

For the first six months ended June 28, 2026, the effective tax rate of 19.3% was lower than 19.7% due to the income tax benefit for discrete items of $8 million. The discrete items are primarily related to the impact of foreign currency on income tax related items and changes in estimates for previous years.

The effective tax rate for the first six months of 2026 was 19.3% compared to 20.0% for the same period in 2025, with discrete items in the respective periods impacting the rates accordingly. Excluding discrete items, the EAETR increased to 19.7% in 2026 from 18.8% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

8 Identified Intangible Assets

Identified intangible assets as of June 28, 2026, and December 31, 2025, respectively, were composed of the following:

	June 28, 2026		December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	277	—	276	—
Customer-related	833	(453)	835	(428)
Technology-based	1,143	(359)	1,256	(392)
Identified intangible assets	2,253	(812)	2,367	(820)
1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2026 (remaining)	141
2027	256
2028	201
2029	135
2030	126
Thereafter	582

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 7 years as of June 28, 2026 (December 31, 2025: 7 years).

9 Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of June 28, 2026, we had no commercial paper notes outstanding (December 31, 2025: no notes outstanding).

Debt issuance and redemption
On April 20, 2026, we repaid the $750 million aggregate principal amount of outstanding 3.875% senior unsecured notes due June 18, 2026, at par using available cash.

Long-term debt

The following table summarizes the outstanding debt as of June 28, 2026, and December 31, 2025:

		June 28, 2026		December 31, 2025
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	—	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	—	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 4.30% senior unsecured notes	Aug, 2028	500	4.300	500	4.300
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 4.85% senior unsecured notes	Aug, 2032	300	4.850	300	4.850
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 5.25% senior unsecured notes	Aug, 2035	700	5.250	700	5.250
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	499	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Fixed-rate 4.45% EIB Facility A Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility B Loan	Feb, 2031	370	4.709	370	4.709
Total principal		11,039		12,290
Unamortized discounts, premiums and debt issuance costs		(63)		(68)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,976		12,222
Current portion of long-term debt		(999)		(1,250)
Long-term debt		9,977		10,972

10 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue and other income	1	1	2	2
Purchase of goods and services	—	—	1	1

The following table presents the amounts related to receivable and payable balances with these related parties:

	June 28, 2026	December 31, 2025
Receivables	—	1
Payables	2	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. NXP has contributed $243 million during the six months ended June 28, 2026, and $1,098 million to-date, which is recorded in other non-current assets.

Refer to Note 5 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 12 – Commitments and Contingencies for NXP’s related party commitments.

11 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	June 28, 2026	December 31, 2025
Assets:
Money market funds	1	1,886	1,757
Marketable equity securities	1	5	1
Derivative instruments-assets	2	3	9
Earn-out receivable	3	44	—

Liabilities:
Derivative instruments-liabilities	2	(13)	(11)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis
Money market funds (as part of our cash and cash equivalents) and marketable equity securities (as part of other non-current assets) have fair value measurements which are all based on quoted prices in active markets for identical assets or liabilities. For derivatives (as part of other current assets or accrued liabilities) the fair value is based upon significant other observable inputs depending on the nature of the derivative. The earn-out receivable is related to our previously divested MEMS sensor business and is measured at fair value using Level 3 inputs.

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

As of June 28, 2026, the estimated fair value of current and non-current debt was $10.2 billion ($11.6 billion as of December 31, 2025). The fair value is estimated on the basis of broker-dealer quotes and other observable inputs, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

12 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of June 28, 2026, other than foundry joint venture commitments, the Company had purchase commitments of $2,908 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $653 million in equity through 2027. NXP has committed to contribute an additional $102 million to support the long-term capacity infrastructure that is expected to be paid through 2026. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,096 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $379 million in equity through 2029.

Lease Commitments
The Company has operating and finance lease arrangements related to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). As of June 28, 2026, amounts related to future lease payments for operating lease obligations totaled $670 million (December 31, 2025: $519 million), which are due through 2048. The increase from December 31, 2025, is primarily attributable to the execution of new relocation lease agreements during 2026.

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

Motorola Personal Injury Lawsuits
The Company has assisted Motorola in the defense of personal injury lawsuits pursuant to indemnity obligations under the agreement that separated Freescale from Motorola in 2004. All pending cases were settled as of the end of the first quarter and subsequently paid in the second quarter of 2026. As a result, there are no remaining pending lawsuits related to these matters. Accordingly, the Company does not anticipate any further financial impact arising from these claims now that they have been settled.

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis, claims that have arisen to determine whether accruals need to be established, adjusted or released based on the most current information available to it and based on its best estimate of potential loss. As of June 28, 2026, the Company had accrued $1 million for potential and current legal proceedings, compared to $75 million as of December 31, 2025 (without reduction for any related insurance reimbursements), reflecting the resolution of previously accrued matters. The related insurance reimbursement receivable, which was $56 million as of December 31, 2025, and included in "Other current assets" was collected during the six months ended June 28, 2026, with no balance remaining at period end.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. Given that the known pending legal proceedings with a potentially material aggregate exposure of possible losses were paid during the quarter, the Company does not reasonably anticipate any additional potential aggregate exposure of possible loss in excess of the amount accrued.

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

Overview

Quarterly Financial Highlights
•Revenue was $3,496 million, up 19.5% year-on-year;
•GAAP gross margin was 57.3%, and GAAP operating margin was 30.6%;
•Non-GAAP gross margin was 58.0%, and non-GAAP operating margin was 35.1%;
•Cash flow from operations was $860 million, with net capital expenditures on property, plant and equipment of $69 million, resulting in non-GAAP free cash flow of $791 million;
•During the second quarter of 2026, NXP returned capital to shareholders with the payment of $256 million in cash dividends and the repurchase of $104 million of its common shares, for a total capital return of $360 million.

Sequential Results
Q2 2026 compared to Q1 2026
Revenue for the three months ended June 28, 2026, was $3,496 million compared to $3,181 million for the three months ended March 29, 2026, an increase of $315 million or 9.9% quarter-on-quarter, in line with management's expectations. Within our end markets, the Automotive end market increased $156 million or 8.8%, the Industrial & IoT end market increased $127 million or 20.2%, the Communication Infrastructure & Other end market increased $72 million or 18.9%, and the Mobile end market decreased $40 million or 10.2%.

When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $2,072 million, an increase of $210 million or 11.3% compared to the previous period. Revenue from direct customers was $1,375 million, an increase of $93 million or 7.3% versus the previous period.

From a geographic perspective, revenue increased quarter-on-quarter in the China region by 31.5%, in the Asia Pacific region by 11.2%, in the EMEA region by 4.0%, and in the Americas region by 3.2%.

Our gross profit percentage for the three months ended June 28, 2026, of 57.3% increased compared to 56.2% for the three months ended March 29, 2026, driven mainly by higher sales volumes and favorable product mix.

Operating income for the three months ended June 28, 2026, was $1,071 million compared to $1,505 million for the three months ended March 29, 2026, a decrease of $434 million or 28.8%. The decrease was mainly driven by the gain on sale of the MEMS Sensors business in the first quarter of 2026.

Results of operations

The following table presents operating results for each of the three- and six-month periods ended June 28, 2026, and June 29, 2025, respectively:

($ in millions, unless otherwise stated)	Q2 2026	% of Revenue	Q2 2025	% of Revenue	YTD 2026	% of Revenue	YTD 2025	% of Revenue

Revenue	3,496		2,926		6,677		5,761
% nominal growth	19.5		(6.4)		15.9		(7.9)
Gross profit	2,002		1,562		3,790		3,122
Gross margin	57.3%		53.4%		56.8%		54.2%
Research and development	(604)	17.3%	(573)	19.6%	(1,192)	17.9%	(1,120)	19.4%
Selling, general and administrative	(291)	8.3%	(278)	9.5%	(575)	8.6%	(559)	9.7%
Amortization of acquisition-related intangible assets	(31)	0.9%	(25)	0.9%	(63)	0.9%	(52)	0.9%
Other income (expense)	(5)	0.1%	1	—%	616	9.2%	19	0.3%
Operating income (loss)	1,071	30.6%	687	23.5%	2,576	38.6%	1,410	24.5%
Financial income (expense)	(97)	2.8%	(86)	2.9%	(193)	2.9%	(178)	3.1%
Benefit (provision) for income taxes	(189)	5.4%	(116)	4.0%	(461)	6.9%	(246)	4.3%
Results relating to equity-accounted investees	(3)	0.1%	(28)	1.0%	(7)	0.1%	(32)	0.6%
Net income (loss)	782	22.4%	457	15.6%	1,915	28.7%	954	16.6%
Less: Net income (loss) attributable to non-controlling interests	15	0.4%	12	0.4%	26	0.4%	19	0.3%
Net income (loss) attributable to stockholders	767	21.9%	445	15.2%	1,889	28.3%	935	16.2%

Diluted earnings per share	3.02		1.75		7.44		3.67

Revenue

Q2 2026 Overview

Q2 2026 compared to Q2 2025
Revenue for the three months ended June 28, 2026, was $3,496 million compared to $2,926 million for the three months ended June 29, 2025, an increase of $570 million or 19.5%, in line with management’s expectations.

YTD 2026 Overview

YTD 2026 compared to YTD 2026
Revenue for the six months ended June 28, 2026, was $6,677 million compared to $5,761 million for the six months ended June 29, 2025, an increase of $916 million or 15.9%.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	% change	YTD 2026	YTD 2025	% change
Automotive	1,938	1,729	12.1%	3,720	3,403	9.3%
Industrial & IoT	755	546	38.3%	1,383	1,054	31.2%
Mobile	351	331	6.0%	742	669	10.9%
Communication Infrastructure & Other	452	320	41.3%	832	635	31.0%
Total Revenue	3,496	2,926	19.5%	6,677	5,761	15.9%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	% change	YTD 2026	YTD 2025	% change
Distributors	2,072	1,636	26.7%	3,934	3,160	24.5%
Direct	1,375	1,257	9.4%	2,657	2,541	4.6%
Other	49	33	48.5%	86	60	43.3%
Total Revenue	3,496	2,926	19.5%	6,677	5,761	15.9%

Revenue by geographic region, which is based on the location where the sale originated and where critical commercial decisions are made, was as follows:

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	% change	YTD 2026	YTD 2025	% change
Americas	989	738	34.0%	1,947	1,487	30.9%
APAC, excluding China	984	866	13.6%	1,869	1,694	10.3%
EMEA (Europe, the Middle East and Africa)	893	820	8.9%	1,752	1,612	8.7%
China 1)	630	502	25.5%	1,109	968	14.6%
Total Revenue	3,496	2,926	19.5%	6,677	5,761	15.9%
1) China includes Mainland China and Hong Kong

Q2 2026 compared to Q2 2025
From an end market perspective, NXP experienced growth across all end markets versus the year-ago quarter.

Revenue in the Automotive end market was $1,938 million, an increase of $209 million or 12.1% versus the year-ago quarter. The increase was predominantly due to growth in processors, with mixed-signal products also growing.

Revenue in the Industrial & IoT end market was $755 million, an increase of $209 million or 38.3% versus the year-ago quarter. The increase was due to strong growth in processors and mixed-signal products.

Revenue in the Communication Infrastructure & Other end market was $452 million, an increase of $132 million or 41.3% versus the year-ago quarter. The increase was predominantly due to growth in processors.

Revenue in the Mobile end market was $351 million, an increase of $20 million or 6.0% versus the year-ago quarter. The increase was due to growth in mixed-signal products, partially offset by declines in processors.

When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $2,072 million, an increase of $436 million or 26.7% versus the year-ago quarter. Revenue from direct customers was $1,375 million, an increase of $118 million or 9.4% versus the year-ago quarter.

From a geographic perspective, revenue increased year-on-year in the Americas region by 34.0%, in the China region by 25.5%, in the Asia Pacific region by 13.6%, and in the EMEA region by 8.9%.

YTD 2026 compared to YTD 2025
From an end market perspective, NXP experienced growth across all end markets versus the year-ago period.

Revenue in the Automotive end market was $3,720 million, an increase of $317 million or 9.3% versus the year-ago period. The increase was predominantly due to growth in processors, with mixed-signal products also growing.

Revenue in the Industrial & IoT end market was $1,383 million, an increase of $329 million or 31.2% versus the year-ago period. The increase was due to strong growth in processors and mixed-signal products.

Revenue in the Communication Infrastructure & Other end market was $832 million, an increase of $197 million or 31.0% versus the year-ago period. The increase was due to growth in processors, partially offset by declines in mixed-signal products.

Revenue in the Mobile end market was $742 million, an increase of $73 million or 10.9% versus the year-ago period. The increase was due to growth in mixed-signal products, partially offset by declines in processors.

When aggregating all end markets together, and reviewing sales channel performance, revenue from distributors was $3,934 million, an increase of $774 million or 24.5% versus the year-ago period. Revenue through direct customers was $2,657 million, an increase of $116 million or 4.6% versus the year-ago period.

From a geographic perspective, revenue increased year-on-year in the Americas region by 30.9%, in the China region by 14.6%, in the Asia Pacific region by 10.3%, and in the EMEA region by 8.7%.

Gross profit
Q2 2026 compared to Q2 2025
Gross profit for the three months ended June 28, 2026, was $2,002 million, or 57.3% of revenue, compared to $1,562 million, or 53.4% of revenue for the three months ended June 29, 2025. The increase in gross profit is primarily driven by higher sales volumes and lower manufacturing costs resulting from improved factory utilization and manufacturing cost-efficiency initiatives.

YTD 2026 compared to YTD 2025
Gross profit for the six months ended June 28, 2026, was $3,790 million, or 56.8% of revenue, compared to $3,122 million, or 54.2% of revenue for the six months ended June 29, 2025. The increase in gross profit was primarily driven by higher sales volumes and lower manufacturing costs resulting from improved factory utilization, manufacturing cost-efficiency initiatives and sourcing savings.

Operating expenses
Q2 2026 compared to Q2 2025
Operating expenses for the three months ended June 28, 2026, totaled $926 million, or 26.5% of revenue, compared to $876 million, or 29.9% of revenue for the three months ended June 29, 2025.

YTD 2026 compared to YTD 2025
Operating expenses for the six months ended June 28, 2026, totaled $1,830 million, or 27.4% of revenue, compared to $1,731 million, or 30.0% of revenue for the six months ended June 29, 2025.

•Research and development

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	% change		YTD 2026	YTD 2025	% change
Research and development	604	573	5.4%		1,192	1,120	6.4%
As a percentage of revenue	17.3%	19.6%	(2.3)	ppt	17.9%	19.4%	(1.5)	ppt

Q2 2026 compared to Q2 2025
R&D costs for the three months ended June 28, 2026, increased by $31 million, or 5.4%, when compared to the three months ended June 29, 2025, primarily driven by:
+ Increased variable compensation expenses due to improved company performance ($38 million)
+ A net increase in personnel related costs driven by our closed acquisitions, offset by certain ongoing cost-cutting initiatives ($3 million)
- An adjustment to our estimate of the restructuring provision related to programs initiated in prior periods ($8 million)

YTD 2026 compared to YTD 2025
R&D costs for the six months ended June 28, 2026, increased by $72 million, or 6.4%, when compared to the six months ended June 29, 2025, driven by:
+ Increased variable compensation expenses due to improved company performance ($65 million)
+ A net increase in personnel related costs driven by our closed acquisitions, offset by certain ongoing cost-cutting initiatives ($19 million)
- Lower share-based compensation costs due to restructuring activities ($11 million)

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	% change		YTD 2026	YTD 2025	% change
Selling, general and administrative	291	278	4.7%		575	559	2.9%
As a percentage of revenue	8.3%	9.5%	(1.2)	ppt	8.6%	9.7%	(1.1)	ppt

Q2 2026 compared to Q2 2025
SG&A costs for the three months ended June 28, 2026, increased by $13 million, or 4.7%, when compared to the three months ended June 29, 2025, primarily driven by:
+ Increased variable compensation expenses due to improved company performance ($24 million)
- A net decrease in personnel related costs due to certain ongoing cost-cutting initiatives, offset by higher costs driven by our closed acquisitions ($4 million)

YTD 2026 compared to YTD 2025
SG&A costs for the six months ended June 28, 2026, increased by $16 million, or 2.9%, when compared to the six months ended June 29, 2025, primarily driven by:
+ Increased variable compensation expenses due to improved company performance ($34 million)
- Lower legal expenses ($27 million)

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	% change		YTD 2026	YTD 2025	% change
Amortization of acquisition-related intangible assets	31	25	24.0%		63	52	21.2%
As a percentage of revenue	0.9%	0.9%	—	ppt	0.9%	0.9%	—	ppt

Q2 2026 compared to Q2 2025
Amortization of acquisition-related intangible assets for the three months ended June 28, 2026, increased by $6 million, or 24.0%, when compared to the three months ended June 29, 2025, primarily driven by amortization related to the acquisitions of TTTech Auto and Kinara.

YTD 2026 compared to YTD 2025
Amortization of acquisition-related intangible assets for the six months ended June 28, 2026, increased by $11 million, or 21.2%, when compared to the six months ended June 29, 2025, primarily driven by amortization related to the acquisitions of TTTech Auto and Kinara.

Other Income (Expense)
YTD 2026 compared to YTD 2025
Other income (expense) reflects an income of $616 million for the six months ended June 28, 2026, compared to an income of $19 million in the six months ended June 29, 2025. The increase was mainly driven by the gain on sale of $627 million related to the divestment of the MEMS Sensors business in the first quarter of 2026.

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Interest income	29	39	60	74
Interest expense	(112)	(115)	(226)	(221)
Other financial income/ (expense)	(14)	(10)	(27)	(31)
Total	(97)	(86)	(193)	(178)

Q2 2026 compared to Q2 2025
Financial income (expense) was an expense of $97 million for the three months ended June 28, 2026, compared to an expense of $86 million for the three months ended June 29, 2025. The change in financial income (expense) is primarily attributable to a decrease in interest income of $10 million due to lower interest rates and lower cash levels. The decrease in interest expense is mainly driven by lower interest expenses from the redemption of notes and decreased borrowing under our commercial paper program, offset by the interest on three new bonds issued in August 2025. Other financial expenses increased year-over-year primarily due to favorable prior-year tax-related interest adjustments, partially offset by improved foreign exchange hedge results.

YTD 2026 compared to YTD 2025
Financial income (expense) was an expense of $193 million for the six months ended June 28, 2026, compared to an expense of $178 million for the six months ended June 29, 2025. Interest income decreased by $14 million due to lower cash levels and lower interest rates. Interest expense increased by $5 million mainly due to interest on three new bonds issued in August 2025, offset by lower interest expenses from the redemption of notes and decreased borrowing under our commercial paper program. Other financial income/(expense) decreased mainly due to the movement of fair value adjustments in equity securities.

Benefit (provision) for income taxes
Our provision for income taxes for 2026 is based on our EAETR of 19.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Tax benefit (provision) calculated at EAETR	(189)	(112)	(469)	(231)
Discrete tax benefit (provision) items	—	(4)	8	(15)
Benefit (provision) for income taxes	(189)	(116)	(461)	(246)

Effective tax rate	19.4%	19.3%	19.3%	20.0%
Q2 2026 compared to Q2 2025
The effective tax rate of 19.4% for the second quarter of 2026 was lower than the EAETR due to a recapture tax benefit effect as the initial EAETR was 19.9% as recorded in the first quarter of 2026.

YTD 2026 compared to YTD 2025
The effective tax rate for the first six months of 2026 was 19.3% compared to 20.0% for the same period in 2025, with discrete items in the respective periods impacting the rates accordingly. Excluding discrete items, the EAETR increased to 19.7% in 2026 from 18.8% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

Results Relating to Equity-accounted Investees
Q2 2026 compared to Q2 2025
Results relating to equity-accounted investees amounted to a loss of $3 million for the three months ended June 28, 2026, whereas the three months ended June 29, 2025, results relating to equity-accounted investees amounted to a loss of $28 million (which includes an impairment charge of $27 million related to our investment in Sigma Sense).

YTD 2026 compared to YTD 2025
Results relating to equity-accounted investees amounted to a loss of $7 million for the six months ended June 28, 2026, whereas the six months ended June 29, 2025, results relating to equity-accounted investees amounted to a loss of $32 million (which includes an impairment charge of $27 million related to our investment in Sigma Sense).

Non-controlling Interests
Q2 2026 compared to Q2 2025
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $15 million for the three months ended June 28, 2026, compared to a profit of $12 million for the three months ended June 29, 2025.

YTD 2026 compared to YTD 2025
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $26 million for the six months ended June 28, 2026, compared to a profit of $19 million for the six months ended June 29, 2025.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the second quarter of 2026, our cash balance was $3,222 million, a decrease of $45 million compared to December 31, 2025. Taking into account the available amount of the unsecured revolving credit facility of $3,000 million ("RCF"), we had access to $6,222 million of liquidity as of June 28, 2026. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF of $3,000 million, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2026	YTD 2025
Cash from operations	1,653	1,344
Capital expenditures	148	222
Cash to shareholders	718	1,022

Cash
At June 28, 2026, our cash balance was $3,222 million of which $359 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first quarter of 2026, SSMC declared a dividend of $150 million, of which $75 million was paid in the first quarter, with 38.8% being paid to our joint venture partner.

Capital expenditures
Our cash outflows for capital expenditures were $148 million in the first six months of 2026, compared to $222 million in the first six months of 2025.

Capital return
In the first six months of 2026, we repurchased approximately $206 million of shares.

Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 7, 2026 ($256 million) and dividends of $1.014 per ordinary share were paid on April 9, 2026 ($256 million) and dividends of $1.014 per ordinary share were paid on July 9, 2026 ($256 million).

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $10,976 million as of June 28, 2026, a decrease of $1,246 million compared to December 31, 2025 ($12,222 million).
On April 20, 2026, we repaid the $750 million aggregate principal amount of outstanding 3.875% senior unsecured notes due June 18, 2026, at par using available cash.

As of June 28, 2026, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $9,999 million (collectively the “Notes”), of which $999 million is payable within 12 months. Future interest payments associated with the Notes total $2,655 million, with $381 million payable within 12 months.

As of June 28, 2026, the Company had outstanding loans with the European Investment Bank (EIB) with maturities in 2030 and 2031 for an aggregated principal amount of $1,040 million. Future interest payments associated with the EIB loans total $217 million, with $47 million payable within 12 months.

As of June 28, 2026, we had no commercial paper notes outstanding.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at June 28, 2026, amounted to $7,754 million, compared to $8,955 million as of December 31, 2025.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At June 28, 2026, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cash flows

Our cash and cash equivalents during the first six months of 2026 decreased by $41 million (excluding the effect of changes in exchange rates on our cash position of $4 million) as follows:

($ in millions, unless otherwise stated)	YTD 2026	YTD 2025
Net cash provided by (used for) operating activities	1,653	1,344
Net cash provided by (used for) investing activities	271	(1,108)
Net cash provided by (used for) financing activities	(1,965)	(364)
Increase (decrease) in cash and cash equivalents	(41)	(128)

Cash Flow from Operating Activities
For the first six months of 2026, our operating activities provided $1,653 million in cash. This was primarily the result of net income of $1,915 million, adjustments to reconcile the net income of $(79) million and changes in operating assets and liabilities of $(183) million. Adjustments to net income (loss) include non-cash items, such as gain on sale of assets of $(627 million), depreciation and amortization of $363 million, share-based compensation of $214 million and changes in deferred taxes (benefit) of $(41 million).
Changes in operating assets and liabilities were primarily driven by:
- Increase in other non-current assets of $230 million due to payments to secure production supply (driven primarily by payments of $243 million to support the long-term capacity infrastructure of VSMC)
- Increase in receivables and other current assets of $101 million due to the related timing of cash collection
+ Increase in accounts payable and other liabilities of $95 million primarily due to a higher corporate tax accrual ($91 million) mainly driven by the capital gains tax on the divestiture of the MEMS Sensors business
+ Decrease in inventories of $53 million due to higher sales volumes

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
Changes in operating assets and liabilities were primarily driven by:
- Increase in receivables and other current assets of $135 million driven by the change in the insurance reimbursements relating to the Motorola Personal Injury Lawsuits
- Increase in inventories of $84 million in order to align inventory on hand with expected demand
- Decrease in accounts payable and other liabilities of $77 million as a result of lower purchase volumes and timing related to payments

Cash Flow from Investing Activities
Net cash proceeds from investing activities of $271 million for the first six months of 2026 was primarily driven by:
+ Proceeds of $878 million (net of adjustments) from the sale of our MEMS Sensors business
- Purchase of investments of $381 million (driven primarily by the capital contributions of $316 million into VSMC)
- Capital expenditures of $148 million
- Purchase of identified intangible assets of $79 million, including EDA (electronic design automation)

Net cash used for investing activities amounted to $1,108 million for the first six months of 2025 was primarily driven by:
- Purchase of interests in business (net of cash acquired) of $679 million (acquisition of TTTech Auto)
- Capital expenditures of $222 million
- Purchase of investments of $146 million for the (driven primarily by the capital contributions of $70 million into VSMC and approximately $32 million into ESMC)
- Purchase of identified intangible assets of $62 million, including EDA (electronic design automation)

Cash Flow from Financing Activities
Net cash used for financing activities of $1,965 million for the first six months of 2026 was primarily driven by:
- Repayment of long-term debt of $1,251 million
- Dividend payments to common stockholders of $512 million
- Purchase of treasury shares and restricted stock unit holdings of $206 million

Net cash used for financing activities of $364 million for the first six months of 2025 was primarily driven by:
- Repayment of commercial paper notes of $1,461 million
- Dividend payments to common stockholders of $515 million
- Purchase of treasury shares and restricted stock unit holdings of $507 million
- Repayment of long-term debt of $500 million, partially offset by
+ Proceeds from the issuance of commercial paper notes of $2,211 million
+ Proceeds from issuance of long-term debt of $370 million
+ Proceeds from the issuance of common stock through stock plans of $39 million

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

Summarized Statements of Income

For the six months ended
($ in millions)	June 28, 2026

Revenue	3,724
Gross Profit	1,798
Operating income	1,129
Net income	530

Summarized Balance Sheets

	As of
($ in millions)	June 28, 2026	December 31, 2025

Current assets	3,011	3,182
Non-current assets	12,345	12,461
Total assets	15,356	15,643

Current liabilities	1,797	2,044
Non-current liabilities	10,351	11,348
Total liabilities	12,148	13,392

Obligor's Group equity	3,208	2,251
Total liabilities and Obligor's Group equity	15,356	15,643

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the six months ended June 28, 2026: $347 million). The Obligor Group has amounts due from equity financing (June 28, 2026: $7,380 million; December 31, 2025: $5,520 million) and due to debt financing (June 28, 2026: $3,960 million; December 31, 2025: $2,695 million) with non-guarantor subsidiaries.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity-based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including PPA effects, restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	June 28, 2026	March 29, 2026	June 29, 2025
GAAP gross profit	$2,002	$1,788	$1,562
PPA effects	(5)	(6)	(7)
Restructuring	—	1	(61)
Share-based compensation	(12)	(13)	(14)
Other incidentals	(9)	(9)	(8)
Non-GAAP gross profit	$2,028	$1,815	$1,652
GAAP Gross Margin	57.3%	56.2%	53.4%
Non-GAAP Gross Margin	58.0%	57.1%	56.5%
GAAP research and development	$(604)	$(588)	$(573)
Restructuring	4	(2)	(3)
Share-based compensation	(54)	(57)	(58)
Other incidentals	(4)	(11)	(7)
Non-GAAP research and development	$(550)	$(518)	$(505)
GAAP selling, general and administrative	$(291)	$(284)	$(278)
Restructuring	4	(1)	(3)
Share-based compensation	(39)	(39)	(45)
Other incidentals	(12)	(4)	(15)
Non-GAAP selling, general and administrative	$(244)	$(240)	$(215)
GAAP operating income (loss)	$1,071	$1,505	$687

($ in millions)	For the three months ended
	June 28, 2026	March 29, 2026	June 29, 2025
GAAP operating income (loss)	$1,071	$1,505	$687
PPA effects	(36)	(38)	(32)
Restructuring	8	(2)	(67)
Share-based compensation	(105)	(109)	(117)
Other incidentals (i)	(24)	602	(32)
Non-GAAP operating income (loss)	$1,228	$1,052	$935
GAAP Operating Margin	30.6%	47.3%	23.5%
Non-GAAP Operating Margin	35.1%	33.1%	32.0%
GAAP Income tax benefit (provision)	$(189)	$(272)	$(116)
Income tax effect	16	(99)	32
Non-GAAP Income tax benefit (provision)	$(205)	$(173)	$(148)

(i) For the three months ended March 29, 2026, Other Incidentals includes the gain on sale of the MEMS Sensors business

($ in millions)	For the three months ended
	June 28, 2026	March 29, 2026	June 29, 2025
Net cash provided by (used for) operating activities	$860	$793	$779
Net capital expenditures on property, plant and equipment	(69)	(79)	(83)
Non-GAAP free cash flow	$791	$714	$696

($ in millions)	For the three months ended
	June 28, 2026	March 29, 2026	June 29, 2025
Long-term debt	$9,977	$10,974	$9,479
Short-term debt	999	750	1,999
Total debt	10,976	11,724	11,478
Less: cash and cash equivalents	(3,222)	(3,708)	(3,170)
Net debt	$7,754	$8,016	$8,308

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on June 28, 2026. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 28, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 28, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program"). At June 28, 2026, there was approximately $1.4 billion remaining under the 2024 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended June 28, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
March 30, 2026 – May 3, 2026	187,149	$217.39	180,804	4,896,361	6,345
May 4, 2026 – May 31, 2026	109,586	$302.88	107,163	4,397,465	2,423
June 1, 2026 – June 28, 2026	97,303	307.13	92,868	4,998,049	4,435
Total	394,038		380,835		13,203
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended June 28, 2026 and June 29, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 28, 2026 and June 29, 2025; (iii) Condensed Consolidated Balance Sheets as of June 28, 2026 and December 31, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2026 and June 29, 2025; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended June 28, 2026 and June 29, 2025; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2026

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

Date: July 28, 2026

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

Date: July 28, 2026

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Sotomayor, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended June 28, 2026 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 28, 2026

By:	/s/ Rafael Sotomayor
Rafael Sotomayor
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended June 28, 2026 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: July 28, 2026

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer