Form 10-Q
period 2026-09-27
NXP Semiconductors N.V.
filed 2026-10-27
CIK 1413447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-34841

NXP Semiconductors N.V.
(Exact name of registrant as specified in its charter)

Netherlands		United States
(State or other jurisdiction of incorporation or organization)
60 High Tech Campus		6501 W William Cannon Dr.
Eindhoven		Austin	Texas
5656 AG	Netherlands	78735	USA
(Address of principal executive offices) (Zip code)

98-1144352
(I.R.S. employer identification number)

+31	40	2729999	+1	512	895 2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common shares, EUR 0.20 par value	NXPI	The Nasdaq Global Select Market

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
Yes  ☐    No  ☒

As of October 24, 2026, there were 252,052,988 shares of our common stock, €0.20 par value per share, issued and outstanding.

NXP Semiconductors N.V.
Form 10-Q
For the Fiscal Quarter Ended September 27, 2026

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue	3,786	3,173	10,463	8,934
Cost of revenue	(1,597)	(1,386)	(4,484)	(4,025)
Gross profit	2,189	1,787	5,979	4,909
Research and development	(615)	(575)	(1,807)	(1,695)
Selling, general and administrative	(313)	(286)	(888)	(845)
Amortization of acquisition-related intangible assets	(30)	(31)	(93)	(83)
Total operating expenses	(958)	(892)	(2,788)	(2,623)
Other income (expense)	(3)	(2)	613	17
Operating income (loss)	1,228	893	3,804	2,303
Financial income (expense):
Other financial income (expense)	(97)	(98)	(290)	(276)
Income (loss) before income taxes	1,131	795	3,514	2,027
Benefit (provision) for income taxes	(228)	(148)	(689)	(394)
Results relating to equity-accounted investees	(4)	(1)	(11)	(33)
Net income (loss)	899	646	2,814	1,600
Less: Net income (loss) attributable to non-controlling interests	15	15	41	34
Net income (loss) attributable to stockholders	884	631	2,773	1,566

Earnings per share data:
Net income (loss) per common share attributable to stockholders in $
Basic	3.51	2.50	10.99	6.20
Diluted	3.48	2.48	10.92	6.16

Weighted average number of shares of common stock outstanding during the period (in thousands):
Basic	252,123	252,170	252,414	252,759
Diluted	253,831	254,310	253,845	254,401

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions, unless otherwise stated)

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	899	646	2,814	1,600
Other comprehensive income (loss), net of tax:
Change in fair value cash flow hedges	5	(4)	(4)	6
Change in foreign currency translation adjustment	10	—	(58)	179
Change in net actuarial gain (loss)	1	1	(1)	(1)
Total other comprehensive income (loss)	16	(3)	(63)	184
Total comprehensive income (loss)	915	643	2,751	1,784
Less: Comprehensive income (loss) attributable to non-controlling interests	15	15	41	34
Total comprehensive income (loss) attributable to stockholders	900	628	2,710	1,750

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in millions, unless otherwise stated)

	September 27, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	3,943	3,267
Accounts receivable, net	1,260	1,055
Assets held for sale	92	372
Inventories, net	2,596	2,577
Other current assets	544	669
Total current assets	8,435	7,940
Non-current assets:
Deferred tax assets	1,297	1,213
Other non-current assets	3,432	2,584
Property, plant and equipment, net of accumulated depreciation of $6,634 and $6,366 respectively	2,803	2,977
Identified intangible assets, net of accumulated amortization of $851 and $820 respectively	1,381	1,547
Goodwill	10,259	10,299
Total non-current assets	19,172	18,620
Total assets	27,607	26,560

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,089	997
Restructuring liabilities-current	83	189
Other current liabilities	1,799	1,445
Short-term debt	999	1,250
Total current liabilities	3,970	3,881
Non-current liabilities:
Long-term debt	9,979	10,972
Restructuring liabilities	65	81
Other non-current liabilities	1,128	1,175
Total non-current liabilities	11,172	12,228
Total liabilities	15,142	16,109
Equity:
Non-controlling interests	377	395
Stockholders’ equity:
Common stock, par value €0.20 per share:	56	56
Capital in excess of par value	15,752	15,424
Treasury shares, at cost:
22,466,650 shares (2025: 21,664,934 shares)	(4,502)	(4,283)
Accumulated other comprehensive income (loss)	150	213
Accumulated deficit	632	(1,354)
Total stockholders’ equity	12,088	10,056
Total equity	12,465	10,451
Total liabilities and equity	27,607	26,560

See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

	For the nine months ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net income (loss)	2,814	1,600
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and impairment	555	617
Share-based compensation	328	362
Amortization of discount (premium) on debt, net	2	2
Amortization of debt issuance costs	5	5
Net (gain) loss on sale of assets	(627)	(29)
(Gain) loss on equity security, net	2	2
Results relating to equity-accounted investees	11	33
Deferred tax expense (benefit)	(84)	(32)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other current assets	(90)	(81)
(Increase) decrease in inventories	14	(180)
Increase (decrease) in accounts payable and other liabilities	291	(296)
Decrease (increase) in other non-current assets	(327)	(98)
Exchange differences	18	21
Other items	(3)	3
Net cash provided by (used for) operating activities	2,909	1,929
Cash flows from investing activities:
Purchase of identified intangible assets	(115)	(85)
Capital expenditures on property, plant and equipment	(199)	(299)
Purchase of interests in businesses, net of cash acquired	—	(690)
Proceeds from disposals of property, plant and equipment	1	2
Proceeds from sale of interests in businesses, net of cash divested	878	—
Advance proceeds related to business disposition	34	—
Investment in short-term deposits	—	(500)
Purchase of investments	(505)	(319)
Net cash provided by (used for) investing activities	94	(1,891)
Cash flows from financing activities:
Repurchase of long-term debt	(1,251)	(500)
Proceeds from the issuance of long-term debt	—	1,868
Cash paid for debt issuance costs	(3)	(8)
Proceeds from issuance of commercial paper notes	—	2,426
Repayment of commercial paper notes	—	(2,411)
Dividends paid to non-controlling interests	(59)	—
Dividends paid to common stockholders	(768)	(771)
Proceeds from issuance of common stock through stock plans	71	77
Purchase of treasury shares and restricted stock unit withholdings	(309)	(561)
Other, net	(1)	(2)
Net cash provided by (used for) financing activities	(2,320)	118
Effect of changes in exchange rates on cash positions	(7)	6
Increase (decrease) in cash and cash equivalents	676	162
Cash and cash equivalents at beginning of period	3,267	3,292
Cash and cash equivalents at end of period	3,943	3,454

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in millions, unless otherwise stated)

Supplemental disclosures to the Condensed Consolidated Cash flows
Net cash paid during the period for:
Interest	239	194
Income taxes, net of refunds	675	437
Net gain (loss) on sale of assets:
Cash proceeds from the sale of assets	879	38
Non-cash consideration 1)	44	—
Book value of these assets and transaction costs	(296)	(9)
Non-cash investing activities:
Non-cash capital expenditures	104	112
1) Represents the fair value on the closing date of the earn-out receivable from the divestiture of our MEMS Sensors business
See accompanying notes to the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2025	252,854	56	15,424	(4,283)	213	(1,354)	10,056	395	10,451
Net income (loss)						1,122	1,122	11	1,133
Other comprehensive income (loss)					(42)		(42)		(42)
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	232			44		(8)	36		36
Treasury shares repurchased and retired	(461)			(102)			(102)		(102)
Dividends non-controlling interest								(59)	(59)
Dividends common stock ($1.014 per share)						(256)	(256)		(256)
Balance as of March 29, 2026	252,625	56	15,537	(4,341)	171	(496)	10,927	347	11,274
Net income (loss)						767	767	15	782
Other comprehensive income (loss)					(37)		(37)		(37)
Share-based compensation plans			101				101		101
Shares issued pursuant to stock awards	32			6		(5)	1		1
Treasury shares repurchased and retired	(394)			(104)			(104)		(104)
Dividends non-controlling interests
Dividends common stock ($1.014 per share)						(256)	(256)		(256)
Balance as of June 28, 2026	252,263	56	15,638	(4,439)	134	10	11,399	362	11,761
Net income (loss)						884	884	15	899
Other comprehensive income					16		16		16
Share-based compensation plans			114				114		114
Shares issued pursuant to stock awards	209			40		(6)	34		34
Treasury shares repurchased and retired	(420)			(103)			(103)		(103)
Change in participation
Dividends common stock ($1.014 per share)						(256)	(256)		(256)
Balance as of September 27, 2026	252,052	56	15,752	(4,502)	150	632	12,088	377	12,465

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

($ in millions, unless otherwise stated)

	Outstanding number of shares (in thousands)	Common stock	Capital in excess of par value	Treasury shares at cost	Accumu- lated other compre- hensive income (loss)	Accumu- lated deficit	Total stock- holders’ equity	Non- con- trolling interests	Total equity
Balance as of December 31, 2024	254,324	56	14,962	(4,004)	(17)	(1,814)	9,183	348	9,531
Net income (loss)						490	490	7	497
Other comprehensive income (loss)					46		46		46
Share-based compensation plans			131				131		131
Shares issued pursuant to stock awards	238			54		(22)	32		32
Treasury shares repurchased and retired	(1,413)			(303)			(303)		(303)
Dividends common stock ($1.014 per share)						(257)	(257)		(257)
Balance as of March 30, 2025	253,149	56	15,093	(4,253)	29	(1,603)	9,322	355	9,677
Net income (loss)						445	445	12	457
Other comprehensive income (loss)					141		141		141
Share-based compensation plans			113				113		113
Shares issued pursuant to stock awards	70			16		(9)	7		7
Treasury shares repurchased and retired	(1,105)			(204)			(204)		(204)
Dividends non-controlling interests
Dividends common stock ($1.014 per share)						(255)	(255)		(255)
Balance as of June 29, 2025	252,114	56	15,206	(4,441)	170	(1,422)	9,569	367	9,936
Net income (loss)						631	631	15	646
Other comprehensive income					(3)		(3)		(3)
Share-based compensation plans			118				118		118
Shares issued pursuant to stock awards	249			56		(18)	38		38
Treasury shares repurchased and retired	(238)			(54)			(54)		(54)
Dividends common stock ($1.014 per share)						(254)	(254)		(254)
Balance as of September 28, 2025	252,125	56	15,324	(4,439)	167	(1,063)	10,045	382	10,427
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

Dual principal executive offices
The Company maintains two principal executive offices, with global management leadership based in the Netherlands (Eindhoven, which is also our legal corporate headquarters) and in the United States (Austin, TX). The Company is also establishing Singapore as a regional hub.

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

There were no material acquisitions during the first nine months of 2026.

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
The fair values of the assets acquired, and liabilities assumed in the Aviva Links acquisition, by major class, were recognized as follows:

Other assets	20
Other liabilities	(56)
In-Process R&D ("IPR&D")[1]	197
Goodwill	87
Net assets acquired	248
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

Our valuation procedures related to the acquired assets and assumed liabilities were completed during the third quarter of 2026.

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

The fair values of the assets acquired, and liabilities assumed in the Kinara acquisition, by major class, were recognized as follows:

Other assets	8
Other liabilities	(57)
Identified intangible assets	254
Goodwill	79
Net assets acquired	284

Our valuation procedures related to the acquired assets and assumed liabilities were completed during the third quarter of 2026.

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

Divestments
There were no material divestments during the first nine months of 2025.

4 Assets Held for Sale

During the fourth quarter of 2025, NXP management committed to selling the buildings and land at our Oak Hill site in Austin, Texas. The carrying amount of the site of $76 million was classified as held for sale and continues to be presented within current assets, representing the majority of the assets classified as held for sale as of September 27, 2026. The asset is available for immediate sale, is being actively marketed, and management expects the sale to be completed within the next six months.

5 Supplemental Financial Information

Statement of Operations Information:

Disaggregation of revenue

The following table presents revenue disaggregated by sales channel:

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Distributors	2,244	1,866	6,178	5,026
Direct	1,498	1,269	4,155	3,810
Other	44	38	130	98
Total - Revenue	3,786	3,173	10,463	8,934

Depreciation, amortization and impairment

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Depreciation of property, plant and equipment	123	132	346	418
Amortization of internal use software	13	14	40	30
Amortization of other identified intangible assets	56	55	169	169
Total - Depreciation, amortization and impairment	192	201	555	617

Financial income and expense

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Interest income	34	37	94	111
Interest expense	(108)	(118)	(334)	(339)
Other financial income (expense)	(23)	(17)	(50)	(48)
Total - Financial income (expense)	(97)	(98)	(290)	(276)

Earnings per share

The computation of earnings per share (EPS) is presented in the following table:

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	899	646	2,814	1,600
Less: net income (loss) attributable to non-controlling interests	15	15	41	34
Net income (loss) attributable to stockholders	884	631	2,773	1,566

Weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	252,123	252,170	252,414	252,759
Plus incremental shares from assumed conversion of:
Options 1)	—	74	2	83
Restricted Share Units, Performance Share Units and Equity Rights 2)	1,708	2,066	1,429	1,559
Dilutive potential common shares	1,708	2,140	1,431	1,642

Adjusted weighted average number of shares outstanding (after deduction of treasury shares) during the year (in thousands)	253,831	254,310	253,845	254,401

EPS attributable to stockholders in $:
Basic net income (loss)	3.51	2.50	10.99	6.20
Diluted net income (loss)	3.48	2.48	10.92	6.16
1)    There were no stock options to purchase shares of NXP’s common stock that were outstanding in Q3 2026 and YTD 2026 (Q3 2025 and YTD 2025: no stock options to purchase shares) that were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common stock or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and exercise prices were greater than the weighted average number of shares underlying outstanding stock options.
2)    There were no unvested RSUs, PSUs and equity rights that were outstanding in Q3 2026 and YTD 2026 (Q3 2025 and YTD 2025: 0.4 million unvested RSU's, PSU's and equity rights) that were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense were greater than the weighted average number of outstanding unvested RSUs, PSUs and equity rights or the performance goal has not been met.

Balance Sheet Information

Cash and cash equivalents

At September 27, 2026, and December 31, 2025, our cash balance was $3,943 million and $3,267 million, respectively, of which $316 million and $361 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During 2025, no dividend was paid by SSMC. During the first quarter of 2026, SSMC declared a dividend of $150 million, payable in two equal installments of $75 million in the first and third quarters. Of each installment, 38.8% was paid to our joint venture partner, TSMC.

Inventories

Inventories are summarized as follows:

	September 27, 2026	December 31, 2025
Raw materials	106	92
Work in process	1,960	1,778
Finished goods	530	707
	2,596	2,577

The amounts recorded above are net of allowance for obsolescence of $119 million as of September 27, 2026 (December 31, 2025: $152 million).

Equity Investments

At September 27, 2026, and December 31, 2025, the total carrying value of investments in equity securities is summarized as follows:

	September 27, 2026	December 31, 2025
Marketable equity securities	3	1
Non-marketable equity securities	158	118
Equity-accounted investments	1,256	826
	1,417	945

The total carrying value of investments in equity-accounted investees is summarized as follows:

	September 27, 2026		December 31, 2025
	Shareholding %	Amount	Shareholding %	Amount
VisionPower Semiconductor Manufacturing Company Pte. Ltd. (VSMC)	40.00%	1,020	40.00%	623
European Semiconductor Manufacturing Company (ESMC) GmbH 1)	10.00%	211	10.00%	180
Others	—	25	—	23
		1,256		826
1) NXP accounts for its investment in ESMC under the equity method due to our ability to exercise significant influence over ESMC’s operations, primarily through representation on ESMC’s shareholders’ committee and other operational arrangements.

Results related to equity-accounted investees at the end of each period were as follows:

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Company's share in income (loss)	(4)	(1)	(11)	(7)
Other results 1)	—	—	—	(26)
	(4)	(1)	(11)	(33)
1) For the nine-month period ending September 28, 2025, Other results include the impairment of our equity method investment SigmaSense.

Other current liabilities

Other current liabilities at September 27, 2026, and December 31, 2025, consisted of the following:

	September 27, 2026	December 31, 2025
Accrued compensation and benefits	580	393
Dividend payable	256	256
Customer programs	151	57
Income taxes payable	167	83
Other	645	656
	1,799	1,445

Accumulated other comprehensive income (loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Operations. The after-tax components of accumulated other comprehensive income (loss) and their corresponding changes are shown below:

	Currency translation differences	Change in fair value cash flow hedges	Net actuarial gain/(losses)	Accumulated Other Comprehensive Income (loss)
As of December 31, 2025	247	2	(36)	213
Other comprehensive income (loss) before reclassifications	(58)	(5)	(1)	(64)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	—	(1)
Tax effects	—	2	—	2
Other comprehensive income (loss)	(58)	(4)	(1)	(63)
As of September 27, 2026	189	(2)	(37)	150

Cash dividends

The following dividends were declared during the first nine months of 2026 and 2025 under NXP’s quarterly dividend program:

	Fiscal Year 2026		Fiscal Year 2025
	Dividend per share	Amount	Dividend per share	Amount
First quarter	1.014	256	1.014	257
Second quarter	1.014	256	1.014	256
Third quarter	1.014	256	1.014	255

The dividend declared in the third quarter (not yet paid) is classified in the Condensed Consolidated Balance Sheet in other current liabilities as of September 27, 2026, and was subsequently paid on October 8, 2026.

6 Restructuring

At each reporting date, we evaluate our restructuring liabilities, which consist primarily of termination benefits, to ensure that our accruals are still appropriate.

The following table presents the changes in restructuring liabilities in 2026:

	As of January 1, 2026	Additions	Utilized	Released	Other changes	As of September 27, 2026
Restructuring liabilities	270	7	(109)	(18)	(2)	148

The total restructuring liability as of September 27, 2026, of $148 million is classified in the Consolidated Balance Sheet under current liabilities ($83 million) and non-current liabilities ($65 million).

The Company has ongoing restructuring initiatives aimed at streamlining manufacturing capacity, reducing costs, and aligning resources with strategic priorities. These initiatives primarily consist of workforce reductions, facility consolidations, and other cost‑saving measures. During the first nine months ended September 27, 2026, the restructuring provision decreased by $122 million, primarily reflecting the execution of previously announced involuntary restructuring programs of $109 million and a release for earlier programs of $18 million. The restructuring charges for the nine-month period ending September 28, 2025, primarily consist of $89 million for personnel related costs for specific targeted actions, offset by a $5 million release for an earlier program.

These restructuring charges recorded in operating income, for the periods indicated, are included in the following line items in the Statement of Operations:

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of revenue	(9)	—	(10)	65
Research and development	3	1	1	11
Selling, general and administrative	1	2	(2)	8
Net restructuring charges	(5)	3	(11)	84

7 Income Tax

Our provision for income taxes for 2026 is based on our EAETR of 19.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Tax benefit (provision) calculated at EAETR	(222)	(149)	(691)	(380)
Discrete tax benefit (provision) items	(6)	1	2	(14)
Benefit (provision) for income taxes	(228)	(148)	(689)	(394)

Effective tax rate	20.2%	18.6%	19.6%	19.4%

The effective tax rate of 20.2% for the third quarter of 2026 was higher than the EAETR due to income tax expense for discrete items of $6 million. The discrete items are primarily related to changes in estimates for previous years.

For the first nine months ended September 27, 2026, the effective tax rate of 19.6% was lower than 19.7% due to the income tax benefit for discrete items of $2 million. The discrete items are primarily related to the impact of foreign currency on income tax related items and changes in estimates for previous years.

The effective tax rate for the first nine months of 2026 was 19.6% compared to 19.4% for the same period in 2025, with discrete items in the respective periods impacting the rates accordingly. Excluding discrete items, the EAETR increased to 19.7% in 2026 from 18.7% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

8 Identified Intangible Assets

Identified intangible assets as of September 27, 2026, and December 31, 2025, respectively, were composed of the following:

	September 27, 2026		December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-process R&D (IPR&D) 1)	277	—	276	—
Customer-related	833	(466)	835	(428)
Technology-based	1,122	(385)	1,256	(392)
Identified intangible assets	2,232	(851)	2,367	(820)
1) IPR&D is not subject to amortization until completion or abandonment of the associated research and development effort.

The estimated amortization expense for these identified intangible assets for each of the five succeeding years is:

2026 (remaining)	72
2027	260
2028	186
2029	136
2030	126
Thereafter	601

All intangible assets, excluding IPR&D and goodwill, are subject to amortization and have no assumed residual value.

The expected weighted average remaining life of identified intangibles is 7 years as of September 27, 2026 (December 31, 2025: 7 years).

9 Debt

Commercial Paper
We have a $2 billion Commercial Paper Program to support general corporate purposes. As of September 27, 2026, we had no commercial paper notes outstanding (December 31, 2025: no notes outstanding).

Debt issuance and redemption
On April 20, 2026, we repaid the $750 million aggregate principal amount of outstanding 3.875% senior unsecured notes due June 18, 2026, at par using available cash.

EIB facilities
On September 1, 2026, NXP B.V. entered into a facility agreement with the European Investment Bank, which provides for a $250 million unsecured senior loan facility (2026 EIB Facility A). Borrowings on the 2026 EIB Facility A may be denominated in Euro or U.S. Dollar and may bear interest at fixed or floating rates. The proceeds from borrowings are expected to be used to finance the design and implementation of an expansion of our semiconductor assembly and test facility in Kuala Lumpur, Malaysia. The 2026 EIB Facility A was undrawn as of September 27, 2026 and is subject to a commitment fee of 0.10% per annum on the available facility beginning six months after the agreement date.

Long-term debt

The following table summarizes the outstanding debt as of September 27, 2026, and December 31, 2025:

		September 27, 2026		December 31, 2025
	Maturities	Amount	Interest rate	Amount	Interest rate
Fixed-rate 5.35% senior unsecured notes	Mar, 2026	—	5.350	500	5.350
Fixed-rate 3.875% senior unsecured notes	Jun, 2026	—	3.875	750	3.875
Fixed-rate 3.15% senior unsecured notes	May, 2027	500	3.150	500	3.150
Fixed-rate 4.40% senior unsecured notes	Jun, 2027	500	4.400	500	4.400
Fixed-rate 4.30% senior unsecured notes	Aug, 2028	500	4.300	500	4.300
Fixed-rate 5.55% senior unsecured notes	Dec, 2028	500	5.550	500	5.550
Fixed-rate 4.3% senior unsecured notes	Jun, 2029	1,000	4.300	1,000	4.300
Fixed-rate 3.4% senior unsecured notes	May, 2030	1,000	3.400	1,000	3.400
Fixed-rate 2.5% senior unsecured notes	May, 2031	1,000	2.500	1,000	2.500
Fixed-rate 2.65% senior unsecured notes	Feb, 2032	1,000	2.650	1,000	2.650
Fixed-rate 4.85% senior unsecured notes	Aug, 2032	300	4.850	300	4.850
Fixed-rate 5.0% senior unsecured notes	Jan, 2033	1,000	5.000	1,000	5.000
Fixed-rate 5.25% senior unsecured notes	Aug, 2035	700	5.250	700	5.250
Fixed-rate 3.25% senior unsecured notes	May, 2041	1,000	3.250	1,000	3.250
Fixed-rate 3.125% senior unsecured notes	Feb, 2042	499	3.125	500	3.125
Fixed-rate 3.25% senior unsecured notes	Nov, 2051	500	3.250	500	3.250
Fixed-rate 4.45% EIB Facility A Loan	Dec, 2030	670	4.450	670	4.450
Fixed-rate 4.709% EIB Facility B Loan	Feb, 2031	370	4.709	370	4.709
Total principal		11,039		12,290
Unamortized discounts, premiums and debt issuance costs		(61)		(68)
Total debt, including unamortized discounts, premiums, debt issuance costs and fair value adjustments		10,978		12,222
Current portion of long-term debt		(999)		(1,250)
Long-term debt		9,979		10,972

10 Related-Party Transactions

The Company's related parties are the members of the board of directors of NXP Semiconductors N.V., the executive officers of NXP Semiconductors N.V. and equity-accounted investees.

The following table presents the amounts related to revenue and other income and purchase of goods and services incurred in transactions with these related parties:

	For the three months ended		For the nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue and other income	—	—	1	2
Purchase of goods and services	—	1	1	2

The following table presents the amounts related to receivable and payable balances with these related parties:

	September 27, 2026	December 31, 2025
Receivables	1	1
Payables	2	3

Driven by our investment in VSMC, NXP has committed to contribute $1,200 million to support the long-term capacity infrastructure, and in exchange NXP secures a capacity commitment over the lifetime of the factory. NXP has contributed $345 million during the nine months ended September 27, 2026, and $1,200 million to-date, which is recorded in other non-current assets.

Refer to Note 5 – Supplemental Financial Information for information on the total carrying value of investments in equity-accounted investees, and to Note 12 – Commitments and Contingencies for NXP’s related party commitments.

11 Fair Value Measurements

The following table summarizes the estimated fair value of our financial instruments which are measured at fair value on a recurring basis:

		Estimated fair value
	Fair value hierarchy	September 27, 2026	December 31, 2025
Assets:
Money market funds	1	1,806	1,757
Marketable equity securities	1	3	1
Derivative instruments-assets	2	2	9
Earn-out receivable	3	44	—

Liabilities:
Derivative instruments-liabilities	2	(15)	(11)

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

As of September 27, 2026, the estimated fair value of current and non-current debt was $9.8 billion ($11.6 billion as of December 31, 2025). The fair value is estimated on the basis of broker-dealer quotes and other observable inputs, which are Level 2 inputs. Accrued interest is included under accrued liabilities and not within the carrying amount or estimated fair value of debt.

12 Commitments and Contingencies

Purchase Commitments
The Company maintains purchase commitments with certain suppliers, primarily for raw materials, semi-finished goods and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of September 27, 2026, other than foundry joint venture commitments, the Company had purchase commitments of $2,936 million, which are due through 2044.

Foundry Joint Venture Commitments
Driven by our investment in VSMC, NXP has committed to invest an additional $565 million in equity through 2027. In addition, NXP has an agreed purchase commitment with VSMC that over the lifetime of the factory the minimal loading will be between 80% - 90%, resulting in a total purchase commitment of approximately $14,096 million that is expected to be purchased over 37 years once wafer production starts.

Related to our investment in ESMC, NXP has committed to invest an additional $351 million in equity through 2029.

Lease Commitments
The Company has operating and finance lease arrangements related to buildings (corporate offices, research and development and manufacturing facilities and datacenters), land, machinery and installations and other equipment (vehicles and certain office equipment). As of September 27, 2026, amounts related to future lease payments for operating lease obligations totaled $700 million (December 31, 2025: $519 million), which are due through 2048. The increase from December 31, 2025 is primarily attributable to the execution of new relocation lease agreements during 2026.

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

Legal Proceedings Related Accruals and Insurance Coverage
The Company reevaluates at least on a quarterly basis, claims that have arisen to determine whether accruals need to be established, adjusted or released based on the most current information available to it and based on its best estimate of potential loss. As of September 27, 2026, the Company had accrued $1 million for potential and current legal proceedings, compared to $75 million as of December 31, 2025 (without reduction for any related insurance reimbursements), reflecting the resolution of previously accrued matters. The related insurance reimbursement receivable, which was $56 million as of December 31, 2025, and included in "Other current assets" was collected during the nine months ended September 27, 2026, with no balance remaining at period end.

The Company also estimates the aggregate range of reasonably possible losses in excess of the amount accrued based on currently available information for those cases for which such estimate can be made. Given that the known pending legal proceedings with a potentially material aggregate exposure of possible losses were paid during the previous quarter, the Company does not reasonably anticipate any additional potential aggregate exposure of possible loss in excess of the amount accrued.

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

Overview

Quarterly Financial Highlights
•Revenue was $3,786 million, up 19.3% year-on-year;
•GAAP gross margin was 57.8%, and GAAP operating margin was 32.4%;
•Non-GAAP gross margin was 58.6%, and non-GAAP operating margin was 37.1%;
•Cash flow from operations was $1,256 million, with net capital expenditures on property, plant and equipment of $50 million, resulting in non-GAAP free cash flow of $1,206 million;
•During the third quarter of 2026, NXP returned capital to shareholders with the payment of $256 million in cash dividends and the repurchase of $103 million of its common shares, for a total capital return of $359 million.

Sequential Results
Q3 2026 compared to Q2 2026
Revenue for the three months ended September 27, 2026, was $3,786 million compared to $3,496 million for the three months ended June 28, 2026, an increase of $290 million or 8.3% quarter-on-quarter, slightly ahead of management's expectations. Within our end markets, the Automotive end market increased $132 million or 6.8%, the Industrial & IoT end market increased $47 million or 6.2%, the Communication Infrastructure & Other end market increased $51 million or 11.3%, and the Mobile end market increased $60 million or 17.1%.

When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $2,244 million, an increase of $172 million or 8.3% compared to the previous period. Revenue from direct customers was $1,498 million, an increase of $123 million or 8.9% versus the previous period.

From a geographic perspective, revenue increased quarter-on-quarter in the Americas region by 19.5%, in the Asia Pacific region by 8.3%, in the China region by 2.2%, and in the EMEA region by 0.1%.

Our gross profit percentage for the three months ended September 27, 2026, of 57.8% increased compared to 57.3% for the three months ended June 28, 2026, driven mainly by higher sales volumes and higher manufacturing utilization.

Operating income for the three months ended September 27, 2026, was $1,228 million compared to $1,071 million for the three months ended June 28, 2026, an increase of $157 million or 14.7%. The sequential increase was mainly driven by higher revenue.

Results of operations

The following table presents operating results for each of the three- and nine-month periods ended September 27, 2026, and September 28, 2025, respectively:

($ in millions, unless otherwise stated)	Q3 2026	% of Revenue	Q3 2025	% of Revenue	YTD 2026	% of Revenue	YTD 2025	% of Revenue

Revenue	3,786		3,173		10,463		8,934
% nominal growth	19.3		(2.4)		17.1		(6.0)
Gross profit	2,189		1,787		5,979		4,909
Gross margin	57.8%		56.3%		57.1%		54.9%
Research and development	(615)	16.2%	(575)	18.1%	(1,807)	17.3%	(1,695)	19.0%
Selling, general and administrative	(313)	8.3%	(286)	9.0%	(888)	8.5%	(845)	9.5%
Amortization of acquisition-related intangible assets	(30)	0.8%	(31)	1.0%	(93)	0.9%	(83)	0.9%
Other income (expense)	(3)	0.1%	(2)	0.1%	613	5.9%	17	0.2%
Operating income (loss)	1,228	32.4%	893	28.1%	3,804	36.4%	2,303	25.8%
Financial income (expense)	(97)	2.6%	(98)	3.1%	(290)	2.8%	(276)	3.1%
Benefit (provision) for income taxes	(228)	6.0%	(148)	4.7%	(689)	6.6%	(394)	4.4%
Results relating to equity-accounted investees	(4)	0.1%	(1)	—%	(11)	0.1%	(33)	0.4%
Net income (loss)	899	23.7%	646	20.4%	2,814	26.9%	1,600	17.9%
Less: Net income (loss) attributable to non-controlling interests	15	0.4%	15	0.5%	41	0.4%	34	0.4%
Net income (loss) attributable to stockholders	884	23.3%	631	19.9%	2,773	26.5%	1,566	17.5%

Diluted earnings per share	3.48		2.48		10.92		6.16

Revenue

Q3 2026 Overview

Q3 2026 compared to Q3 2025
Revenue for the three months ended September 27, 2026, was $3,786 million compared to $3,173 million for the three months ended September 28, 2025, an increase of $613 million or 19.3%, in line with management’s expectations.

YTD 2026 Overview

YTD 2026 compared to YTD 2025
Revenue for the nine months ended September 27, 2026, was $10,463 million compared to $8,934 million for the nine months ended September 28, 2025, an increase of $1,529 million or 17.1%.

Revenue by end market was as follows:

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	% change	YTD 2026	YTD 2025	% change
Automotive	2,070	1,837	12.7%	5,790	5,240	10.5%
Industrial & IoT	802	579	38.5%	2,185	1,633	33.8%
Mobile	411	430	(4.4)%	1,153	1,099	4.9%
Communication Infrastructure & Other	503	327	53.8%	1,335	962	38.8%
Total Revenue	3,786	3,173	19.3%	10,463	8,934	17.1%

Revenue by sales channel was as follows:

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	% change	YTD 2026	YTD 2025	% change
Distributors	2,244	1,866	20.3%	6,178	5,026	22.9%
Direct	1,498	1,269	18.0%	4,155	3,810	9.1%
Other	44	38	15.8%	130	98	32.7%
Total Revenue	3,786	3,173	19.3%	10,463	8,934	17.1%

Revenue by geographic region, which is based on the location where the sale originated and where critical commercial decisions are made, was as follows:

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	% change	YTD 2026	YTD 2025	% change
Americas	1,182	922	28.2%	3,129	2,409	29.9%
APAC, excluding China	1,066	939	13.5%	2,935	2,633	11.5%
EMEA (Europe, the Middle East and Africa)	894	812	10.1%	2,646	2,424	9.2%
China 1)	644	500	28.8%	1,753	1,468	19.4%
Total Revenue	3,786	3,173	19.3%	10,463	8,934	17.1%
1) China includes Mainland China and Hong Kong

Q3 2026 compared to Q3 2025
From an end market perspective, NXP experienced growth in its Automotive, Industrial & IoT, and Communication Infrastructure & Other end markets, which was offset by a decline in the Mobile end market versus the year-ago quarter.

Revenue in the Automotive end market was $2,070 million, an increase of $233 million or 12.7% versus the year-ago quarter. The increase was predominantly due to growth in processors and mixed-signal products.

Revenue in the Industrial & IoT end market was $802 million, an increase of $223 million or 38.5% versus the year-ago quarter. The increase was due to strong growth in processors and mixed-signal products.

Revenue in the Communication Infrastructure & Other end market was $503 million, an increase of $176 million or 53.8% versus the year-ago quarter. The increase was predominantly due to growth in processors.

Revenue in the Mobile end market was $411 million, a decrease of $19 million or 4.4% versus the year-ago quarter. The decrease was due to declines in processors, partially offset by growth in mixed-signal products.

When aggregating all end markets together and reviewing sales channel performance, revenue from distributors was $2,244 million, an increase of $378 million or 20.3% versus the year-ago quarter. Revenue from direct customers was $1,498 million, an increase of $229 million or 18.0% versus the year-ago quarter.

From a geographic perspective, revenue increased year-on-year in the China region by 28.8%, in the Americas region by 28.2%, in the Asia Pacific region by 13.5%, and in the EMEA region by 10.1%.

YTD 2026 compared to YTD 2025
From an end market perspective, NXP experienced growth across all end markets versus the year-ago period.

Revenue in the Automotive end market was $5,790 million, an increase of $550 million or 10.5% versus the year-ago period. The increase was predominantly due to growth in processors and mixed-signal products.

Revenue in the Industrial & IoT end market was $2,185 million, an increase of $552 million or 33.8% versus the year-ago period. The increase was due to strong growth in processors and mixed-signal products.

Revenue in the Communication Infrastructure & Other end market was $1,335 million, an increase of $373 million or 38.8% versus the year-ago period. The increase was due to growth in processors, partially offset by declines in mixed-signal products.

Revenue in the Mobile end market was $1,153 million, an increase of $54 million or 4.9% versus the year-ago period. The increase was due to growth in mixed-signal products, partially offset by declines in processors.

When aggregating all end markets together, and reviewing sales channel performance, revenue from distributors was $6,178 million, an increase of $1,152 million or 22.9% versus the year-ago period. Revenue through direct customers was $4,155 million, an increase of $345 million or 9.1% versus the year-ago period.

From a geographic perspective, revenue increased year-on-year in the Americas region by 29.9%, in the China region by 19.4%, in the Asia Pacific region by 11.5%, and in the EMEA region by 9.2%.

Gross profit
Q3 2026 compared to Q3 2025
Gross profit for the three months ended September 27, 2026, was $2,189 million, or 57.8% of revenue, compared to $1,787 million, or 56.3% of revenue for the three months ended September 28, 2025. The increase in gross profit is primarily driven by higher sales volumes and utilization.

YTD 2026 compared to YTD 2025
Gross profit for the nine months ended September 27, 2026, was $5,979 million, or 57.1% of revenue, compared to $4,909 million, or 54.9% of revenue for the nine months ended September 28, 2025. The increase in gross profit was primarily driven by higher sales volumes and improved factory utilization.

Operating expenses
Q3 2026 compared to Q3 2025
Operating expenses for the three months ended September 27, 2026, totaled $958 million, or 25.3% of revenue, compared to $892 million, or 28.1% of revenue for the three months ended September 28, 2025.

YTD 2026 compared to YTD 2025
Operating expenses for the nine months ended September 27, 2026, totaled $2,788 million, or 26.6% of revenue, compared to $2,623 million, or 29.4% of revenue for the nine months ended September 28, 2025.

•Research and development

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	% change		YTD 2026	YTD 2025	% change
Research and development	615	575	7.0%		1,807	1,695	6.6%
As a percentage of revenue	16.2%	18.1%	(1.9)	ppt	17.3%	19.0%	(1.7)	ppt

Q3 2026 compared to Q3 2025
R&D costs for the three months ended September 27, 2026, increased by $40 million, or 7.0%, when compared to the three months ended September 28, 2025, primarily driven by:
+ Increased variable compensation expenses due to improved company performance ($39 million)

YTD 2026 compared to YTD 2025
R&D costs for the nine months ended September 27, 2026, increased by $112 million, or 6.6%, when compared to the nine months ended September 28, 2025, driven by:
+ Increased variable compensation expenses due to improved company performance ($105 million)
+ A net increase in personnel-related costs primarily associated with our completed acquisitions, partially offset by related cost-reduction initiatives and the sale of our MEMS Sensors business ($6 million)

•Selling, general and administrative

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	% change		YTD 2026	YTD 2025	% change
Selling, general and administrative	313	286	9.4%		888	845	5.1%
As a percentage of revenue	8.3%	9.0%	(0.7)	ppt	8.5%	9.5%	(1.0)	ppt

Q3 2026 compared to Q3 2025
SG&A costs for the three months ended September 27, 2026, increased by $27 million, or 9.4%, when compared to the three months ended September 28, 2025, primarily driven by:
+ Increased variable compensation expenses due to improved company performance ($28 million)

YTD 2026 compared to YTD 2025
SG&A costs for the nine months ended September 27, 2026, increased by $43 million, or 5.1%, when compared to the nine months ended September 28, 2025, primarily driven by:
+ Increased variable compensation expenses due to improved company performance ($61 million)
- Lower legal expenses due to the settlement of pending personal injury lawsuits ($26 million)

•Amortization of acquisition-related intangible assets

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	% change		YTD 2026	YTD 2025	% change
Amortization of acquisition-related intangible assets	30	31	(3.2)%		93	83	12.0%
As a percentage of revenue	0.8%	1.0%	(0.2)	ppt	0.9%	0.9%	—	ppt

Q3 2026 compared to Q3 2025
Amortization of acquisition-related intangible assets for the three months ended September 27, 2026, decreased by $1 million, or 3.2%, when compared to the three months ended September 28, 2025.

YTD 2026 compared to YTD 2025
Amortization of acquisition-related intangible assets for the nine months ended September 27, 2026, increased by $10 million, or 12.0%, when compared to the nine months ended September 28, 2025, primarily driven by amortization related to the acquisitions of TTTech Auto and Kinara.

Other Income (Expense)
YTD 2026 compared to YTD 2025
Other income (expense) reflects an income of $613 million for the nine months ended September 27, 2026, compared to an income of $17 million in the nine months ended September 28, 2025. The increase was mainly driven by the gain on sale of $627 million related to the divestment of the MEMS Sensors business in the first quarter of 2026.

Financial income (expense)
The following table presents the details of financial income and expenses:

($ in millions, unless otherwise stated)	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Interest income	34	37	94	111
Interest expense	(108)	(118)	(334)	(339)
Other financial income/ (expense)	(23)	(17)	(50)	(48)
Total	(97)	(98)	(290)	(276)

Q3 2026 compared to Q3 2025
Financial income (expense) was an expense of $97 million for the three months ended September 27, 2026, compared to an expense of $98 million for the three months ended September 28, 2025. The change in financial income (expense) is primarily attributable to a decrease in interest expense of $10 million, mainly driven by lower interest expenses from the redemption of notes and decreased borrowing under our commercial paper program, offset by the interest on three new bonds issued in August 2025. Other financial expenses increased year-over-year primarily due to fair value adjustments in equity securities resulting in a $2 million loss paired with an unfavorable foreign exchange rate result.

YTD 2026 compared to YTD 2025
Financial income (expense) was an expense of $290 million for the nine months ended September 27, 2026, compared to an expense of $276 million for the nine months ended September 28, 2025. The change in financial income (expense) is primarily attributable to a decrease in interest income of $17 million mainly due to lower interest rates.

Benefit (provision) for income taxes
Our provision for income taxes for 2026 is based on our EAETR of 19.7%, which is lower than the Netherlands statutory tax rate of 25.8%, primarily due to tax benefits from the Netherlands and foreign tax incentives.

	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Tax benefit (provision) calculated at EAETR	(222)	(149)	(691)	(380)
Discrete tax benefit (provision) items	(6)	1	2	(14)
Benefit (provision) for income taxes	(228)	(148)	(689)	(394)

Effective tax rate	20.2%	18.6%	19.6%	19.4%
Q3 2026 compared to Q3 2025
The effective tax rate of 20.2% for the third quarter of 2026 was higher than the EAETR due to income tax expense for discrete items of $6 million. Excluding discrete items, the EAETR increased to 19.7% in 2026 from 18.7% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

YTD 2026 compared to YTD 2025
The effective tax rate for the first nine months of 2026 was 19.6% compared to 19.4% for the same period in 2025, with discrete items in the respective periods impacting the rates accordingly. Excluding discrete items, the EAETR increased to 19.7% in 2026 from 18.7% in 2025, mainly as a result of a taxable capital gain and non-deductible goodwill associated with the divestiture of the MEMS Sensors business in the first quarter of 2026.

Results Relating to Equity-accounted Investees
Q3 2026 compared to Q3 2025
Results relating to equity-accounted investees amounted to a loss of $4 million for the three months ended September 27, 2026, whereas the three months ended September 28, 2025, results relating to equity-accounted investees amounted to a loss of $1 million.

YTD 2026 compared to YTD 2025
Results relating to equity-accounted investees amounted to a loss of $11 million for the nine months ended September 27, 2026, whereas the nine months ended September 28, 2025, results relating to equity-accounted investees amounted to a loss of $33 million (which includes an impairment charge of $27 million related to our investment in Sigma Sense).

Non-controlling Interests
Q3 2026 compared to Q3 2025
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $15 million for the three months ended September 27, 2026, compared to a profit of $15 million for the three months ended September 28, 2025.

YTD 2026 compared to YTD 2025
Non-controlling interests are related to the third-party share in the results of consolidated companies, predominantly SSMC. Their share of non-controlling interests amounted to a profit of $41 million for the nine months ended September 27, 2026, compared to a profit of $34 million for the nine months ended September 28, 2025.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. At the end of the third quarter of 2026, our cash balance was $3,943 million, an increase of $676 million compared to December 31, 2025. Taking into account the available amount of the unsecured revolving credit facility of $3,000 million ("RCF"), we had access to $6,943 million of liquidity as of September 27, 2026. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and for potential common stock repurchases, dividends and strategic investments. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents, RCF of $3,000 million, plus anticipated cash generated from operations) will be adequate to finance our operations, working capital requirements, capital expenditures and potential dividends for at least the next twelve months.

($ in millions, unless otherwise stated)	YTD 2026	YTD 2025
Cash from operations	2,909	1,929
Capital expenditures	199	299
Cash to shareholders	1,077	1,332

Cash
At September 27, 2026, our cash balance was $3,943 million of which $316 million was held by SSMC, our consolidated joint venture company with TSMC. Under the terms of our joint venture agreement with TSMC, a portion of this cash can be distributed by way of a dividend to us, but 38.8% of the dividend will be paid to our joint venture partner. During the first quarter of 2026, SSMC declared a dividend of $150 million, payable in two equal installments of $75 million in the first and third quarters. Of each installment, 38.8% was paid to our joint venture partner, TSMC.

Capital expenditures
Our cash outflows for capital expenditures were $199 million in the first nine months of 2026, compared to $299 million in the first nine months of 2025.

EIB Facilities
On September 1, 2026, NXP B.V. entered into a facility agreement with the European Investment Bank, which provides for a $250 million unsecured senior loan facility (2026 EIB Facility A). Borrowings on the 2026 EIB Facility A may be denominated in Euro or U.S. Dollar and may bear interest at fixed or floating rates. The proceeds from borrowings are expected to be used to finance the design and implementation of an expansion of our semiconductor assembly and test facility in Kuala Lumpur, Malaysia. The 2026 EIB Facility A was undrawn as of September 27, 2026 and is subject to a commitment fee of 0.10% per annum on the available facility beginning six months after the agreement date.

Capital return
In the first nine months of 2026, we repurchased approximately $309 million of shares.

Under our Quarterly Dividend Program, interim dividends of $1.014 per ordinary share were paid on January 7, 2026 ($256 million) and dividends of $1.014 per ordinary share were paid on April 9, 2026 ($256 million), dividends of $1.014 per ordinary share were paid on July 9, 2026 ($256 million) and dividends of $1.014 per ordinary share were paid on October 8, 2026 ($256 million).

Debt
Our total debt, inclusive of aggregate principal, unamortized discounts, premiums, debt issuance costs and fair value adjustments, amounted to $10,978 million as of September 27, 2026, a decrease of $1,244 million compared to December 31, 2025 ($12,222 million).

As of September 27, 2026, we had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $9,999 million (collectively the “Notes”), of which $999 million is payable within 12 months. Future interest payments associated with the Notes total $2,572 million, with $381 million payable within 12 months.

As of September 27, 2026, the Company had outstanding loans with the European Investment Bank (EIB) with maturities in 2030 and 2031 for an aggregated principal amount of $1,040 million. Future interest payments associated with the EIB loans total $205 million, with $47 million payable within 12 months.

As of September 27, 2026, we had no commercial paper notes outstanding.

Our net debt position (see section Use of Certain Non-GAAP Financial Measures) at September 27, 2026, amounted to $7,035 million, compared to $8,955 million as of December 31, 2025.

Additional Capital Requirements
Expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. At September 27, 2026, other than for changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cash flows

Our cash and cash equivalents during the first nine months of 2026 increased by $683 million (excluding the effect of changes in exchange rates on our cash position of $7 million) as follows:

($ in millions, unless otherwise stated)	YTD 2026	YTD 2025
Net cash provided by (used for) operating activities	2,909	1,929
Net cash provided by (used for) investing activities	94	(1,891)
Net cash provided by (used for) financing activities	(2,320)	118
Increase (decrease) in cash and cash equivalents	683	156

Cash Flow from Operating Activities
For the first nine months of 2026, our operating activities provided $2,909 million in cash. This was primarily the result of net income of $2,814 million, adjustments to reconcile the net income of $192 million and changes in operating assets and liabilities of $(112) million. Adjustments to net income (loss) include non-cash items, such as gain on sale of assets of $(627 million), depreciation and amortization of $555 million, share-based compensation of $328 million and changes in deferred taxes (benefit) of $(84 million).
Changes in operating assets and liabilities were primarily driven by:
- Increase in other non-current assets of $327 million due to payments to secure production supply (driven primarily by payments of $345 million to support the long-term capacity infrastructure of VSMC),
- Increase in receivables and other current assets of $90 million primarily due to the higher trade accounts receivable driven by increased sales,
+ Increase in accounts payable and other liabilities of $291 million primarily due to an increase in accrued variable compensation.

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
Changes in operating assets and liabilities were primarily driven by:
- Decrease in accounts payable and other liabilities of $296 million as a result of lower purchase volumes and timing related to payments,
- Increase in inventories of $180 million to align inventory on hand with expected demand,
- Increase in receivables and other current assets of $81 million due to the related timing of cash collection.

Cash Flow from Investing Activities
Net cash proceeds from investing activities of $94 million for the first nine months of 2026 was primarily driven by:
+ Proceeds of $878 million (net of adjustments) from the sale of our MEMS Sensors business,
- Purchase of investments of $505 million (driven primarily by the capital contributions of $404 million into VSMC),
- Capital expenditures of $199 million,
- Purchase of identified intangible assets of $115 million, including EDA (electronic design automation).

Net cash used for investing activities amounted to $1,891 million for the first nine months of 2025 was primarily driven by:
- Purchase of interests in business (net of cash acquired) of $690 million (mainly driven by the acquisition of TTTech Auto for $679 million)
- Investments in short-term deposits of $500 million,
- Capital expenditures of $299 million,

- Purchase of investments of $319 million (driven primarily by the capital contributions of $209 million into VSMC and approximately $47 million into ESMC),
- Purchase of identified intangible assets of $85 million, including EDA (electronic design automation).

Cash Flow from Financing Activities
Net cash used for financing activities of $2,320 million for the first nine months of 2026 was primarily driven by:
- Repayment of long-term debt of $1,251 million,
- Dividend payments to common stockholders of $768 million,
- Purchase of treasury shares and restricted stock unit holdings of $309 million.

Net cash provided from financing activities of $118 million for the first nine months of 2025 was primarily driven by:
+ Proceeds from the issuance of commercial paper notes of $2,426 million,
+ Proceeds from issuance of long-term debt of $1,868 million,
+ Proceeds from the issuance of common stock through stock plans of $77 million,
- Repayment of commercial paper notes of $2,411 million,
- Dividend payments to common stockholders of $771 million,
- Purchase of treasury shares and restricted stock unit holdings of $561 million,
- Repurchase of long-term debt of $500 million.

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

Summarized Statements of Income

For the nine months ended
($ in millions)	September 27, 2026

Revenue	5,835
Gross Profit	2,861
Operating income	1,631
Net income	721

Summarized Balance Sheets

	As of
($ in millions)	September 27, 2026	December 31, 2025

Current assets	3,747	3,182
Non-current assets	12,360	12,461
Total assets	16,107	15,643

Current liabilities	1,740	2,044
Non-current liabilities	10,460	11,405
Total liabilities	12,200	13,449

Obligor's Group equity	3,907	2,194
Total liabilities and Obligor's Group equity	16,107	15,643

NXP Semiconductors N.V. is the head of a fiscal unity for the corporate income tax and VAT that contains the most significant Dutch wholly owned group companies. The Company is therefore jointly and severally liable for the tax liabilities of the tax entity as a whole, and as such the income tax expense of the Dutch fiscal unity has been included in the net income of the Obligor Group.

The financial information of the Obligor Group includes sales executed through a Non-Guarantor Subsidiary single-billing entity as a sales agent on behalf of an entity in the Obligor Group. The Obligor Group has sales to non-guarantors (for the nine months ended September 27, 2026: $533 million). The Obligor Group has amounts due from equity financing (September 27, 2026: $8,938 million; December 31, 2025: $7,756 million) and due to debt financing (September 27, 2026: $3,229 million; December 31, 2025: $2,695 million) with non-guarantor subsidiaries.

Certain prior period amounts included within the Information Regarding Guarantors disclosure have been adjusted for presentation purposes. These adjustments were immaterial in nature and related to the presentation of the Obligor Group amounts due from equity financing, non-current liabilities and corresponding equity balances in the summarized combined financial information. These adjustments did not impact the Company's consolidated financial statements, results of operations, cash flows, earnings per share, or debt covenant compliance.

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

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Purchase price accounting effects	Purchase price accounting ("PPA") effects reflect the fair value adjustments impacting acquisition accounting and other acquisition adjustments charged to the Consolidated Statement of Operations. This typically relates to inventory, property, plant and equipment, as well as intangible assets, such as developed technology and marketing and customer relationships acquired. The PPA effects are recorded within both cost of revenue and operating expenses in our US GAAP financial statements. These charges are recorded over the estimated useful life of the related acquired asset and thus are generally recorded over multiple years.	We believe that excluding these charges related to fair value adjustments for purposes of calculating certain non-GAAP measures allows the users of our financial statements to better understand the historic and current cost of our products, our gross margin, our operating costs, our operating margin, and also facilitates comparisons to peer companies.
Restructuring	Restructuring charges are costs associated with a restructuring plan and are primarily related to employee severance and benefit arrangements. Charges related to restructuring are recorded within both cost of revenue and operating expenses in our US GAAP financial statements	We exclude restructuring charges, including any adjustments to charges recorded in prior periods, for purposes of calculating certain non-GAAP measures because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.
Share-based compensation	Share-based compensation consists of incentive expense granted to eligible employees in the form of equity-based instruments. Charges related to share-based compensation are recorded within both cost of revenue and operating expenses in our US GAAP financial statements.	We exclude charges related to share-based compensation for purposes of calculating certain non-GAAP measures because we believe these charges, which are non-cash, are not representative of our core operating performance as they can fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. We believe these adjustments provide investors with a useful view, through the eyes of management, of our core business model, how management currently evaluates core operational performance, and additional means to evaluate expense trends.
Other incidentals	Other incidentals consist of certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance. These may include such items as process and product transfer costs, certain charges related to acquisitions and divestitures, litigation and legal settlements, costs associated with the exit of a product line, factory or facility, environmental or governmental settlements, and other items of similar nature.	We exclude these certain items which may be non-recurring, unusual, infrequent or directly related to an event that is distinct and non-reflective of the Company’s core operating performance for purposes of calculating certain non-GAAP measures. These adjustments facilitate a useful evaluation of our core operating performance and comparisons to past operating results and provide investors with additional means to evaluate expense trends.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Non-GAAP Provision for income taxes	Non-GAAP provision for income taxes is NXP's GAAP provision for income taxes adjusted for the income tax effects of the adjustments to our GAAP measure, including PPA effects, restructuring costs, share-based compensation, other incidental items and certain other adjustments to financial income (expense) items. Additionally, adjustments are made for the income tax effect of any discrete items that occur in the interim period. Discrete items primarily relate to unexpected tax events that may occur as these amounts cannot be forecasted (e.g., the impact of changes in tax law and/or rates, changes in estimates or resolved tax audits relating to prior year tax provisions, the excess or deficit tax effects on share-based compensation, etc.).	The non-GAAP provision for income taxes is used to ascertain and present on a comparable basis NXP's provision for income tax after adjustments, the usefulness of which is described within this table. Additionally, the income tax effects of the adjustments to achieve the noted non-GAAP measures are used to determine NXP's non-GAAP net income (loss) attributable to stockholders and accordingly, our diluted non-GAAP earnings per share attributable to stockholders.
Free Cash Flow	Free Cash Flow represents operating cash flow adjusted for net additions to property, plant and equipment.	We believe that free cash flow provides insight into our cash-generating capability and our financial performance and is an efficient means by which users of our financial statements can evaluate our cash flow after meeting our capital expenditure.
Net debt	Net debt represents total debt (short-term and long-term) after deduction of cash and cash equivalents and short-term deposits.	We believe this measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect of calculating our net leverage.

The following are reconciliations of our most comparable US GAAP measures to our non-GAAP measures presented:

($ in millions)	For the three months ended
	September 27, 2026	June 28, 2026	September 28, 2025
GAAP gross profit	$2,189	$2,002	$1,787
PPA effects	(6)	(5)	(6)
Restructuring	9	—	—
Share-based compensation	(14)	(12)	(15)
Other incidentals	(17)	(9)	(2)
Non-GAAP gross profit	$2,217	$2,028	$1,810
GAAP Gross Margin	57.8%	57.3%	56.3%
Non-GAAP Gross Margin	58.6%	58.0%	57.0%
GAAP research and development	$(615)	$(604)	$(575)
Restructuring	(3)	4	(1)
Share-based compensation	(53)	(54)	(57)
Other incidentals	(2)	(4)	(2)
Non-GAAP research and development	$(557)	$(550)	$(515)
GAAP selling, general and administrative	$(313)	$(291)	$(286)
PPA effects	—	—	(1)
Restructuring	(1)	4	(2)
Share-based compensation	(47)	(39)	(46)
Other incidentals	(12)	(12)	(14)
Non-GAAP selling, general and administrative	$(253)	$(244)	$(223)
GAAP operating income (loss)	$1,228	$1,071	$893

($ in millions)	For the three months ended
	September 27, 2026	June 28, 2026	September 28, 2025

GAAP operating income (loss)	$1,228	$1,071	$893
PPA effects	(36)	(36)	(38)
Restructuring	5	8	(3)
Share-based compensation	(114)	(105)	(118)
Other incidentals	(33)	(24)	(19)
Non-GAAP operating income (loss)	$1,406	$1,228	$1,071
GAAP Operating Margin	32.4%	30.6%	28.1%
Non-GAAP Operating Margin	37.1%	35.1%	33.8%
GAAP Income tax benefit (provision)	$(228)	$(189)	$(148)
Income tax effect	9	16	25
Non-GAAP Income tax benefit (provision)	$(237)	$(205)	$(173)

($ in millions)	For the three months ended
	September 27, 2026	June 28, 2026	September 28, 2025
Net cash provided by (used for) operating activities	$1,256	$860	$585
Net capital expenditures on property, plant and equipment	(50)	(69)	(76)
Non-GAAP free cash flow	$1,206	$791	$509

($ in millions)	For the three months ended
	September 27, 2026	June 28, 2026	September 28, 2025
Long-term debt	$9,979	$9,977	$10,971
Short-term debt	999	999	1,264
Total debt	10,978	10,976	12,235
Less: cash and cash equivalents	(3,943)	(3,222)	(3,454)
Less: short-term deposits	—	—	(500)
Net debt	$7,035	$7,754	$8,281

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) on September 27, 2026. Based on that evaluation, the Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 27, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 27, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board has approved the purchase of shares from participants in NXP's equity programs to satisfy participants' tax withholding obligations and this authorization will remain in effect until terminated by the Board. In August 2024, the Board approved the repurchase of shares up to a maximum of $2 billion (the "2024 Share Repurchase Program"). At September 27, 2026, there was approximately $1.3 billion remaining under the 2024 Share Repurchase Program. On October 12, 2026, the Board approved the repurchase of shares up to a maximum of $5 billion under the 2026 Share Repurchase Program, in addition to the 2024 Share Repurchase Program.

The following share repurchase activity occurred under these programs during the three months ended September 27, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Buy Back Programs	Maximum Number of Shares That May Yet Be Purchased Under the Buy Back Program	Number of Shares Purchased as Trade for Tax (1)
June 29, 2026 – August 2, 2026	151,627	$273.41	141,586	5,872,999	10,041
August 3, 2026 – August 30, 2026	148,811	$230.05	148,811	5,866,456	—
August 31, 2026 – September 27, 2026	119,188	$227.11	119,188	26,396,813	—
Total	419,626		409,585		10,041
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 27, 2026 and September 28, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 27, 2026 and September 28, 2025; (iii) Condensed Consolidated Balance Sheets as of September 27, 2026 and December 31, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 27, 2026 and September 28, 2025; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended September 27, 2026 and September 28, 2025; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2026

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

Date: October 27, 2026

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

Date: October 27, 2026

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer

Exhibit 32.1
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rafael Sotomayor, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 27, 2026 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 27, 2026

By:	/s/ Rafael Sotomayor
Rafael Sotomayor
President & Chief Executive Officer

I, William J. Betz, certify, as of the date hereof, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of NXP Semiconductors N.V. on Form 10-Q for the period ended September 27, 2026 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of NXP Semiconductors N.V. at the dates and for the periods indicated.

Date: October 27, 2026

By:	/s/ William J. Betz
William J. Betz
Chief Financial Officer